Form 10-K
period 2018-12-31
Eventbrite, Inc.
filed 2019-03-07
CIK 1475115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K
____________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of exchange on which registered
Class A Common Stock, $0.00001 par value per share	New York Stock Exchange
____________________________________________________________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 28, 2019, 11,502,993 shares of the registrant's Class A common stock and 67,101,088 shares of the registrant's Class B common stock were outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on September 20, 2018 as reported by the New York Stock Exchange on such date was approximately $419.8 million. The registrant has elected to use September 20, 2018, which was the initial trading date on the New York Stock Exchange, as the calculation date because on June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a privately held company. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the definitive Proxy Statement to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2018.

EVENTBRITE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2018

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "appears," "shall," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about our future financial performance, including our revenue, costs of revenue and operating expenses; our anticipated growth and growth strategies and our ability to effectively manage that growth; our ability to achieve and grow profitability; the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs; our ability to maintain the security and availability of our platform; our predictions about industry and market trends; our ability to attract and retain creators; our ability to successfully expand internationally; our ability to maintain, protect and enhance our intellectual property; our ability to attract and retain qualified employees and key personnel; our ability to comply with modified or new laws and regulations applying to our business; our ability to successfully defend litigation brought against us; the increased expenses associated with being a public company; and our outstanding debt under our term loan facility.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties, and other factors described in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K. You should not rely upon forward-looking statements as predictions of future events.

All forward-looking statements are based on information and estimates available to the Company at the time of this Annual Report on Form 10-K and are not guarantees of future performance. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I
Item 1. Business
Overview
We founded Eventbrite to bring the world together through live experiences. We believe live experiences are fundamental to fulfilling a human desire to connect. Our company serves event creators—the people who bring others together to share their passions, artistry and causes through live experiences—and we empower their success.

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

We succeed when creators succeed. Our business model is simple: we charge creators on a per-ticket basis when an attendee purchases a paid ticket for an event. We grow with the creators as they plan, promote and produce more events and grow attendance. In 2018, we helped more than 790,000 creators issue approximately 265 million tickets across approximately 3.8 million events in over 170 countries.

Creators face numerous challenges in planning, promoting and producing events. These challenges stem from complex and interdependent workflows required before, during and after events. Creators have historically relied on a fragmented set of online and offline tools that inhibit, rather than enhance, these workflows. While some of the largest professional event creators have access to costly technology systems for event management, many creators lack the budget and staff necessary to benefit from these legacy technologies. Our comprehensive platform is designed to be easy to use and intuitive while providing sophisticated capabilities to the widest range of event creators.

We designed our platform for all creators, regardless of category, country, size or type of event. We enable events ranging from fundraisers, seminars, wellness activities and music festivals to classes and cultural celebrations all over the world. Anyone can create or discover events on Eventbrite. This allows more creators to produce original and compelling experiences, attracting more attendees to these experiences. As a consequence, we believe we are expanding the global market for live experiences.

Our platform meets the complex needs of creators through a modular and extensible design. It can be accessed from Eventbrite.com, our mobile apps and through other websites. This modularity facilitates rapid product development and allows third-party developers to integrate features and functionality from Eventbrite into their environment. Our platform also allows developers to seamlessly integrate services from third-party partners such as Salesforce, Facebook and HubSpot. Importantly, we have designed our platform to produce consistent and reliable performance, handling both surges in traffic and transaction volume associated with high-demand on-sales and the load associated with supporting millions of events each year. This approach gives creators a platform that can scale to their needs, offering everything from basic registration and ticketing to a fully-featured event management platform.

This platform approach has allowed us to pioneer a powerful business model that drives our go-to-market strategy and allows us to efficiently serve a large number and variety of creators. We believe our business model will enable us to achieve and grow profitability as we increase our scale. We attract creators to our platform through multiple means, including prior experience as attendees, word of mouth from other creators, our prominence in search engine results, the ability to try our platform for free events and our library of content. More than 98% of creators who used our platform in 2018 signed themselves up for Eventbrite, and in 2018, we derived 56% of our net revenue from these creators. We augment this model with a highly-targeted sales team that focuses on acquiring creators with events in specific categories or countries. Substantially all of our creators create and manage events without the need for service or support.

Trends in Our Favor

We believe live experiences are fundamental to fulfilling a human desire to connect. This interest in human connection drives the creation of more diverse events today than ever before, ranging from consumer-focused experiences such as music concerts and beer festivals, to cause-related events like marches, fundraisers and political rallies. According to an Eventbrite survey conducted by Crowd DNA, four out of five adults surveyed in our top four geographic markets in April 2017 attended a live event in the past year, indicating broad interest in events.

A combination of trends in consumer behavior and technology is increasing the role and importance of live experiences and provides a tailwind for our market opportunity. We call this the “experience economy.”

•
Consumer Preferences Shifting to Experiences. We are in the middle of a societal transition to a world that prioritizes experiences over goods. According to the U.S. Bureau of Economic Analysis, growth in consumer spending on experiences in the United States has consistently outpaced overall growth in consumer spending from 2001 to 2016, even during periods of economic recession. In a proprietary report that we commissioned, over 70% of adults surveyed in our top four geographies in April 2017 reported they would rather spend money on experiences as compared to material goods.

•
Rising Importance of Experiential Marketing. Live experiences have become increasingly critical in connecting companies, products and brands to their target audiences. According to a 2017 eMarketer survey, events were rated as one of the most effective marketing channels used by business-to-business marketers to engage with potential customers and nearly 70% of marketing decision makers in the United States planned to increase spending on events in the coming year.

•
Content Owners Extending Monetization. Thanks to the rise of digital distribution of content, today, traditional media companies and content owners enjoy a closer relationship with some of their end users. As a result, these media companies and content owners increasingly leverage data with direct marketing capabilities to target these end users with live experiences. Live music sales have grown steadily over the past 15 years, and are the primary source of revenue for artists in the U.S. music industry.

•
Technology Acting as an Enabler. Recent advances in mobile, social media, cloud software and other digital technologies act as a catalyst for live experiences. Internet ubiquity and smartphone adoption propel the use of online and mobile ticketing, reducing the discovery and transactional friction associated with acquiring tickets. Social media enables attendees to become evangelists of events and serves as a low-cost promotion tool and distribution channel, improving the efficiency of attendee acquisition for event organizers. The shift to cloud has led to the emergence of a low-cost infrastructure upon which we can build powerful, self-service software.

Our Value Proposition

Our platform supports a wide range of creators through a simple interface with capabilities that are powerful and reliable and scale with their needs, delivering the following benefits:

•
Streamlined Creator Experience. Our platform is designed to be powerful, yet easy to use, and to seamlessly support the entire lifecycle of an event. Creators are able to use our platform without training, support or professional services. As a result, our platform reduces the time and effort necessary to produce live experiences. Creators can launch an event on the platform in a matter of minutes. Our platform scales with creators. Many creators begin to use our platform for free gatherings and evolve to paid events of various sizes.

•
Reduced Cost to Manage Events. Our platform is available for anyone to use for free, and we offer a range of attractively-priced packages to serve a variety of creator needs. Not only is our product affordable, but creators often find they can do more on their own, reducing the need for staff and other third-party vendors.

•
Real-Time Insights. Platform analytics bring insight to creators about multiple dimensions of an event, allowing them to make real-time decisions that directly impact attendance, revenue, profitability and the attendee experience.

•
Trusted Attendee Experience. Event registration and payments are the first touch points of the attendee with the creator brand and are critical to create an overall positive experience. Attendees are able to register, purchase and access their tickets in a few taps of a smartphone or clicks on their computer. The speed of the registration process maximizes conversion during the purchase flow and, therefore, enhances the creators’ return on marketing efforts. Furthermore, our digital tickets remove friction associated with traditional box offices and enable streamlined entry through a variety of technological improvements in access control and queuing.

•
Extended Creator Reach. We have a number of capabilities to help connect attendees’ individual interests with creators’ events. Search and browse functionality allows attendees who are in the market for a particular event to easily find it on Eventbrite or through our search engine prominence. Additionally, our platform supports social sharing and has deep integrations with distribution partners where we extend the reach of creators’ events to new and relevant audiences. Finally, we offer creators access to a number of paid marketing channels to drive additional sales.

Our Strengths

•
Our Comprehensive Platform Serves Any Creator. Our platform combines deep functionality designed to serve sophisticated creators yet is intuitive and easy to use for creators of all types. This platform is modular and extensible, allowing us to build new capabilities quickly and to integrate with best-in-class third-party services. In 2018, our platform supported 3.8 million events in more than 170 countries on a cloud-based infrastructure.

•
Our Business Model Has Cost Advantages in Creator Acquisition and Operations. Creators become aware of Eventbrite through word of mouth, exposure from purchasing tickets as attendees and our search engine prominence, a free offering that drives paid adoption and our relevant professional content. More than 98% of creators who used our platform in 2018 signed themselves up for Eventbrite. Our single global system combined with self-service functionality allows us to reduce cost of operations and optimize service delivery. These drivers have allowed us to grow our gross profit per employee at a compound annual growth rate of 18% between 2014 and 2018.

•
Our Commitment to Creators Shapes Our Culture. Our creator-centric culture drives innovation, high performance and global sensibility. Creators inspire product evolution and help us to attract a mission driven talent base with similar passion and commitment. This unique environment and focus on people and culture feeds the productivity and engagement of our team, driving long-term success for creators and our business.

Our Growth Strategy

•
Attract New Creators to Our Platform. We will continue to broaden the reach of our platform by efficiently attracting new creators. We will continue to leverage a number of creator acquisition triggers, such as prior experience as attendees, word of mouth from other creators, our prominence in search engine results, the ability to try the product for free events and our library of content. By serving these new creators, we aim to benefit from the variety of high quality events they bring to our platform and enhance our reputation, driving further creator acquisition through word of mouth and referrals.

•
Add Capabilities to Better Serve Specific Categories. The breadth of our platform has enabled us to build a strong historical track record of expanding our business by developing capabilities to better address specific event categories. For example, in 2016, we decided to focus on independent music venues by building out category-specific capabilities on our platform. We will continue to strategically add category-specific capabilities, expanding the breadth and depth of our platform.

•
Add Capabilities to Better Serve Specific Countries. Eventbrite is globally available. In 2018, our platform supported events in more than 170 countries. However, every country is unique and requires a thoughtful process to support creators. As we serve more creators in specific countries, we intend to localize our platform by adding new capabilities, often around local payment methods or supporting local tax systems, in order to further scale in these markets.

•
Develop New Revenue Streams Based on Complementary Offerings. As we grow and evolve with creators, we plan to develop new capabilities and solutions to enhance our core offering. These capabilities and services allow us to better serve creators, unlocking additional revenue streams and developing opportunities with attendees directly. For example, we currently offer web and mobile development on our proprietary platform to help creators express their brands through their event listing page, profile page, email and other event-related digital assets. We intend to continue to invest in these types of solutions by monitoring changing creator and attendee needs and developing offerings where we see the greatest opportunity for growth.

•
Selectively Acquire Businesses Focused on Serving Creators. We have been successful leveraging our platform to make selective acquisitions that have contributed to creator and revenue growth. We accelerated our momentum through the acquisitions of ticketscript, Ticketfly, Ticketea and Picatic. By finding like-minded teams who share a common ethos around serving creators, we can continue to expand and offer new capabilities to existing creators. The modularity and extensibility of our platform enables us to integrate and migrate creators to the Eventbrite platform, allowing us to quickly deprecate the acquired technology and associated costs.

Our Technology Platform

To enable creators to more easily plan, promote and produce successful events independent of size, category or geographic location, we have designed a powerful and comprehensive platform. Our platform’s cloud-based architecture supports a modular and extensible design that facilitates rapid product development and innovation by our internal development teams, our external partners and a broad developer ecosystem.

The five core tenets guiding our platform design are:

•
Accessibility. We build intuitive mobile and Web applications that connect to a single platform. Creators can choose how they interface with our platform. Their access is not limited by the channels they prefer.

•
Modularity. Our core capabilities are built as independent components and solutions so that they can be efficiently modified without redeploying the entire codebase. Similarly, new capabilities can be easily added without disturbing the functionality of the existing platform. This approach fuels rapid product development.

•
Extensibility. We can extend our platform to integrate third parties, enabling creators seamless access to best-in-class partners. We also extend their reach by building Eventbrite into social and media properties with large audiences.

•	Flexibility. Our proprietary and third-party components exist on our common platform, allowing creators to seamlessly customize their experience by choosing different functionalities for each event.

•
Reliability. We can centrally manage the performance of our platform, providing oversight and monitoring of that performance to support high-demand on-sales while continually monitoring for fraudulent or malicious activity.

Our platform is visually depicted below.

ACCESS LAYER
EVENTBRITE.COM
ORGANIZER APP
EVENTBRITE APP
THIRD-PARTY SOCIAL & MEDIA PROPERTIES
CREATOR WEBSITES
PERFORMANCE LAYER
FAULT TOLERANCE
SPECIALIZED CACHING
TRANSACTIONAL QUEUING
EVENTBRITE CORE COMPONENT LAYER
EMAIL MARKETING
ADVERTISING & PROMO
EVENT CREATION AND MANAGEMENT
EVENT DISCOVERY
CHECKOUT
REPORTING
ONSITE TOOLS
ACCOUNT SETTINGS
NOTIFICATIONS
ORGANIZATIONS
PAYMENT OPTIONS
PAYOUT MANAGEMENT
PROMO TOOLS & EMAIL INVITES
REFUNDS
REPEATING EVENTS
RESERVED SEATING
SOCIAL NOTIFICATIONS
CRM & ANALYSIS
CUSTOM APPS & OPERATIONS
SERVICE LAYER
ORDERS
EVENTS
PAYMENTS
RISK DECISIONS
PERMISSIONS
ASSORTMENTS

Currently, our platform is hosted in the cloud by Amazon Web Services (AWS). AWS supports our platform’s multiple layers, variances in load and global demand by allowing us to reserve server capacity in varying amounts and sizes distributed across multiple regions of the world. In February 2012, we entered into an agreement with Amazon Web Services, Inc. for the use of cloud services from AWS. Such agreement will continue indefinitely until terminated by either party. In a December 2017 addendum to such agreement, we committed to spend an aggregate of at least $12.5 million between January 2018 and December 2020 on AWS services ($5.0 million in 2018, $3.5 million in 2019 and $4.0 million in 2020). If we fail to meet the minimum purchase commitment during any year, we may be required to pay the difference. We pay AWS monthly, and we may pay more than the minimum purchase commitment to AWS based on usage.

Our Access Layer

•	Eventbrite.com. Creators, attendees and consumers who use our platform to search for events access Eventbrite’s broad functionality through our responsively designed website.

•
Organizer App. Creators access Eventbrite through our proprietary creator app available on both Android and iOS. This app is customized specifically to help creators quickly create, manage and handle onsite needs.

•
Eventbrite App. Consumers access Eventbrite through our proprietary consumer app available on both Android and iOS. This app is customized specifically to help consumers quickly discover, purchase and gain access to events.

•
Third-Party Social and Media. Our integrations with distribution partners provide consumers access to our transactional capabilities. All events are automatically distributed to these partners and most partners have invested in integrations that allow sales to happen natively on the partner site. We have more than 50 partners today, including Google, Facebook, Spotify, Instagram and Bandsintown.

•
Creator Websites. Eventbrite powers many creator sites, allowing both creators and their audiences to directly interact with the Eventbrite platform through a variety of integrations. This includes our embedded checkout widget to power native transactions directly within the creator’s website, increasing conversion and maintaining engagement in the creator’s brand post-transaction.

Our Performance Layer

We strive to maintain consistent performance in spite of significant variations in the load placed upon our platform at different points in time. Our platform regularly supports events which sell tens of thousands of tickets in just minutes, often with significantly more page views or inventory requests than the total capacity of the event. The timing of high demand episodes is unpredictable, and we accommodate them while managing our typical volumes.

There are three critical mechanisms to ensure this high level of steady-state performance:

•
Fault Tolerance. Although Eventbrite is entirely in the cloud, all of our solutions are designed to handle failures either in critical support infrastructure like site operations or payments. For these kinds of solutions, we either run in multiple “zones” to avoid issues with a failure in any one zone or run multiple partners with the ability to fail-over to different partners depending on availability.

•
Specialized Caching. We have developed specialized caching schemes that render common portions of our components in a highly efficient manner. Instead of requiring the whole page to render with every request straight from our data stores, we can cache elements to ensure consumers have quick load times and so the overall performance of the site is not degraded.

•
Transactional Queuing. We have a proprietary transaction queueing system that tracks the order of arrival of potential ticket buyers across all Eventbrite channels, ensuring that all consumers have fair access to inventory, every time, no matter what channel they use.

Success in delivering a high level of steady-state performance depends on handling episodes of high demand amid a consistently large volume of events. Our efforts here have allowed us to maintain 99.99% system uptime on the Eventbrite platform over the last six years.

Our Core Component Layer

Components are modular elements purpose-built to be shared across points of access. Eventbrite components can be extended to third-party platforms. Additionally, we can integrate third-party components into our platform, giving third parties access to these components while using our platform.

Some of the most important components include:

•
Event Creation and Management. Creators can set up professional ticketing and registration pages within minutes, on any device. They can customize this flow to include multiple ticket types and specifications, design checkout forms, integrate fundraising, implement waitlists and more. Once an event is published, it is immediately available to be managed both online and in our creator apps.

•
Event Discovery. We take into account consumers’ interests and purchase behavior to drive discovery of relevant events and deliver incremental audience and ticket sales to creators. Consumers can search for live experiences by location, date or type of event, save those they are interested in and follow creators to receive a more personalized experience.

•
Checkout. Our platform supports transactions across multiple modes of access. No matter how a consumer comes to Eventbrite, they encounter the same high-performance purchase flow. While ensuring a high-conversion experience, this component also ensures that we track inventory and test for fraud or other malicious activity. Our apps also allow attendees to store and access tickets conveniently on their mobile devices.

•	Reporting. Creators can also track performance through various charts and reports, review data from past events, install tracking pixels and promote their events on social media.

•	Onsite Tools. On the day of the event, we help creators with ticket scanning, streamlined entry and maintaining accurate counts and we also provide point-of-sale solutions.

Importantly, we are not limited to components that we have created. With Eventbrite Spectrum, we have a platform of more than 100 extensions and API integrations that bring essential software tools and adjacent workflows directly into Eventbrite. Example of areas where we use extensions to enhance creator functionality include:

•
Email Marketing. More than ten email marketing software (EMS) providers plug into the Eventbrite APIs to deliver a unified experience of event management and email marketing. Creators are able to leverage integrations with MailChimp, AWeber, Emma and many other leading EMS providers.

•
Advertising & Promotion. Through partner extensions, we give creators access to a range of promotional and advertising solutions that allow them to reach a wider audience and sell more tickets. These include solutions that enable the automation of social media advertising, software for running word of mouth marketing campaigns and deep integrations with media properties that offer incremental reach and awareness.

•
CRM & Analytics. Creators are able to connect Eventbrite to a range of industry-leading customer relationship management and analytics tools through partner-built integrations. These include tools such as Salesforce, HubSpot and Zoho.

•
Mobile Apps and Event Operations. Creators can take advantage of a number of best-in-class event technology providers, ranging from event mobile apps, badge and ticket printing, session scheduling and live streaming.

Our Service Layer

The base layer of our platform is a set of services accessible through programmer interfaces that allow all developers access to the platform’s data and capabilities in a powerful, secure and intuitive way.

Key services include:

•
Orders. Our order service enables transactions on Eventbrite.com, our organizer and consumer apps, API-driven transactions from our distribution partners and embedded checkout from within creators’ websites.

•
Events. Our event service captures all data around an event in the creation flow regardless of how the service is accessed and renders this data in the appropriate format depending on how the event is accessed.

•
Payments. We deliver an integrated payment solution for creators as a Level 1 PCI-DSS Compliant Merchant and Service Provider. Despite having multiple vendors, our integrated approach allows us to offer a simple onboarding process, a seamless checkout experience, quick refunds for attendees, simple payout schedules and a unified chargeback process. In September 2017, we announced a partnership with Square where Square would become our primary online payment processing partner for EPP in the United States, Canada, Australia, the United Kingdom as well as any new territories Square enters into over time. Square will also become our exclusive payment processing partner for all of our point-of-sale solutions in those same territories. We estimate that the first online transaction will be processed through EPP using Square in 2019, but we are moving forward with the point-of-sale partnership as expediently as possible.

•
Risk Decisions. We have built a risk and fraud system that uses machine-learning models and business rules to evaluate every transaction processed for fraud and malicious use in milliseconds. This system uses hundreds of features and data points to inform fast and accurate decisions with low false positive rates. The systems and operations that we have created to fight fraud have become a key strategic advantage.

•
Permissions. Our comprehensive permissions handling service controls access to all of our platform capabilities. This system enables creators with more complex needs to handle multi-user access, multiple roles and collaboration on events and accounts.

•
Assortments. We offer creators multiple packages at different price points to allow them to select the perfect package for their needs. Our creators have access to specific features, APIs and services based on their selected package.

Our Go-To-Market Strategy

Our go-to-market strategy allows us to efficiently serve a large number and variety of creators. We attract creators to our platform through multiple means. Our category leadership and diversity of event types brings creators to us through word of mouth or their experiences as attendees at events produced by other Eventbrite creators. In addition, we are a leading publisher and distributor of content, which elevates our brand and drives prominence in search engine results. Finally, we make our platform available for free events, which allows us to attract many creators who then use our solution for paid events. More than 98% of creators who used our platform in 2018 signed themselves up for Eventbrite and in 2018, we derived 56% of our net revenue from these creators. We augment these efforts with a highly-targeted sales team that focuses on acquiring creators with events in specific categories or countries.

Key components of our go-to-market strategy are described below:

•
Awareness. A significant number of creators become aware of us through either word of mouth or interacting with our platform as attendees. In a 2016 internal survey of more than 3,000 global creators, 36% of creators reported first learning about Eventbrite through word of mouth and 34% of creators reported first learning of Eventbrite by attending events produced by other Eventbrite creators. Both of these factors have helped us grow organically with low creator acquisition costs.

•
Professional Content. By creating valuable content focused on creator needs, we make creators aware of us as a place for high quality, professional articles housed in a constantly evolving knowledge hub, leading creators to discover our platform as an event management solution. We published approximately 1,400 pieces of content in 2018, translating this content into five languages and localized for eleven countries. Based on Internet traffic, we believe we are the largest online publisher of professional content targeted at creators.

•
Search Engine Prominence. We enjoy an advantage in search engine prominence, driving material organic traffic to our website at no cost. Eventbrite.com is among the top 100 most linked-to sites on the Internet, granting it one of the highest domain authority scores. We enhance this advantage through search engine prominence, resulting in a steady stream of professional creators who come to Eventbrite directly as part of their search for an event management solution.

•
Free-to-Paid Conversion. Our “free for free events” approach attracted more than 400,000 free creators to our platform in 2017. Since 2015, approximately 17% of creators who have produced a free event have gone on to host a paid event within twelve months of their first free event. In addition, our comprehensive platform supports a global go-to-market strategy and allows us to enter new markets or new categories with minimal additional cost.

Packages

We enhanced our go-to-market approach by adding pricing packages to our services in September 2017, in order to be able to meet the varying needs of creators who come to our platform. To help drive the growth of our business, we periodically adjust the pricing of our packages.

We offer three different pricing packages with corresponding levels of features to provide flexibility for each creator: Essentials, Professional and Premium.

•
Essentials. The Essentials package offers the capabilities required for a simple event at an attractive price. Creators can build a mobile-optimized event page, accept secure payments, use our free promotional solutions, track sales and benefit from time-saving integrations and give attendees a simple, secure checkout experience.

•
Professional. With the Professional package, creators get everything in Essentials plus unlimited ticket types, ticket sales on their own sites, detailed sales analytics, customizable registration forms, payouts before events, reserved seating and comprehensive support.

•
Premium. The Premium package takes everything in the Professional offering and adds account management and access to a number of complementary solutions that enable these creators to scale. Premium features include branded community pages, installment payments, product training, team access and permissions, onsite staffing and support, access control technology, 24/7 phone support and more.

Our packages allow us to address specific types of creators with a targeted offering that balances price and functionality, covering a greater spectrum of creator willingness-to-pay. We believe this approach will allow us to optimize revenue in new creator cohorts in the future.

Our People, Culture and Values

Our mission is to bring the world together through live experiences, and we like to think about working at Eventbrite as the ultimate live experience, which we refer to as the “Briteling Experience.” This experience is built on the foundation of our five core values:

•	Be a creator. Since day one, making it happen has been part of our DNA. It is essential to our success and integral to our culture. We are innovators and doers. We are creators.

•	Go all in. Great ideas come to life when pursued with conviction. With the confidence to take smart risks and learn from failures, we dream big and go all in. It’s how success is made.

•	Simplify it. Creating events is a complex and ambitious effort, so we strive to tackle that complexity at every turn and make it easy for creators to succeed.

•	Let ’em in. Authenticity invites the conversations and connections that can inspire incredible growth. We encourage being yourself and welcoming diverse perspectives.

•	Choose brilliance. We never opt for anything less than our best. We choose brilliance because our mission requires it—and it’s what our creators deserve.

We support a global workforce, with 14 offices in 11 countries, serving creators across the world. We maintain operations in the United States, Argentina, Australia, Belgium, Brazil, Canada, Germany, Ireland, the Netherlands, Spain and the United Kingdom.

As of December 31, 2018, we had a total of 1,094 employees, of which 1,075 were full-time employees and 37% of our total employees were located at our headquarters in San Francisco, California.

Competition

The market for event management solutions is highly fragmented and is impacted by shifting creator and attendee needs and changing technology and consumer trends. We also compete with internally-developed systems. This competitive landscape provides creators and attendees with many channels to promote or engage with live experiences.

We believe that competition varies by market, category, country and creator type, and that the most critical dimensions of competition are the following:

•	breadth and depth of functionality;
•     quality and reliability of the technology;
•     ability to assist creators in getting access to more potential attendees;
•     ability to address the needs of specific categories;
•     ability to adapt to specific geographies;
•     pricing level and pricing model;
•     reputation and brand as a seamless, transparent and secure platform for creating and attending live experiences;
•     flexibility and integration of technology with complementary products and services;
•     capabilities that create a comprehensive set of event management functionality that help power creator success;
•     ability to provide mobile event management and ticketing; and
•     willingness to offer creators access to capital ahead of the event.

We believe that our focus on providing a seamless experience for creators and attendees and a powerful but easy-to-use platform differentiate us from our competitors and that we compete favorably with respect to the factors above.

We do not typically compete with event management providers who sell sports, music and concert tickets in the world’s largest stadiums, arenas and amphitheaters. This market is characterized by multi-year financial commitments including operating leases and outright ownership of venues with commensurately higher fee structures to support the higher real estate-based cost. We also believe these systems are impractical for the majority of event creators, as they often require significant costs, substantial amounts of on-premises equipment and software customization. Finally, this segment of the market is challenged by distinct factors such as widespread and unauthorized and often highly-regulated secondary ticketing. Further, we also do not compete for every type of ticket. For instance, we do not currently participate in the movie or airline markets. Therefore, we do not consider all “ticketing” companies to be competitors.

In assessing our competitive landscape, although we believe that no single competitor focuses on all of the same markets, geographies, categories and creator types as we do at the same scale, we believe that our competitors fall into two broad groups:

•
Event management software vendors. These providers are dedicated to a particular category of events, and typically in a limited number of countries. They often focus on providing solutions for larger scale, professional affairs, relying on a sales-driven go-to-market strategy that can be high cost and often involves the use of capital in the form of signing fees and advances to secure contracts. Lastly, their offerings tend to be proprietary on-premises software. This group also includes many internal systems, which typically lag in adoption of more modern architectures.

•
Smaller long-tail providers. These providers are typically smaller in scale and have limited technology and feature functionality. While they typically use modern development methods and use a cloud infrastructure, they may lack the scale to take advantage of the efficiencies of a platform approach.

Our Product Development Approach

We invest substantial resources in product development to enhance our platform and develop new products and features.

Our product development organization consists of world-class engineering, product and design teams. As of December 31, 2018, we had 364 professionals across these teams, representing approximately 33% of our total employees. Our engineering, product and design teams work together to drive continual innovation.

In 2018, 2017 and 2016, product development expenses were 15.8%, 15.2% and 17.0% of net revenue, respectively.

Intellectual Property

We protect our intellectual property through a combination of trademarks, domain names, copyrights, trade secrets and patents, as well as contractual provisions and restrictions governing access to our proprietary technology.

We registered “Eventbrite” as a trademark in the United States, Australia, Argentina, Brazil, Canada, China, European Union, Germany, Ireland, the Netherlands, Mexico, Spain, the United Kingdom and certain other jurisdictions. We also have filed other trademark applications in the United States, Argentina, Australia, Brazil, Canada, Germany, Ireland, the Netherlands, Spain, the United Kingdom and certain other jurisdictions, and will pursue additional trademark registrations to the extent we believe it would be beneficial and cost effective.

As of December 31, 2018, we had 13 issued patents, which expire between 2031 and 2032, and two patent applications pending in the United States. These patents and patent applications seek to protect proprietary inventions relevant to our business. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.

We are the registered holder of a variety of domain names that include “Eventbrite” and similar variations.

In addition to the protection provided by our registered intellectual property rights, we also enter into confidentiality agreements with our employees, consultants, contractors and business partners. Our employees, consultants and contractors are also subject to invention assignment agreements, pursuant to which we obtain rights to technology that they develop for us. We further protect our rights in our proprietary technology and intellectual property through restrictive license and service use provisions in both the general and product-specific terms of use on our website and in other business contracts.
Regulatory
We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, intellectual property, competition, consumer protection, export taxation or other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. Because global laws and regulations have continued to develop and evolve rapidly, it is possible that we may not be, or may not have been, compliant with each such applicable law or regulation.
The Telephone Consumer Protection Act of 1991 (TCPA) restricts telemarketing and the use of automatic text messages without proper consent. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations due to the failure of our customers to comply with these laws by obtaining proper consent, we could face direct liability.

Information about Geographic Revenue
Information about geographic revenue is set forth in Note 15 of our Notes to our Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Corporate Information
Eventbrite Inc. was incorporated in Delaware in March 2008. Our corporate headquarters are located at 155 Fifth Street, Seventh Floor, San Francisco, California 94105. Our website address is www.eventbrite.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K.

Additional Information
The following filings are available through our investor relations website after we file them with the Securities and Exchange Commission (SEC): Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and our Proxy Statement for our annual meeting of stockholders. These filings are also available for download free of charge on our investor relations website. Our investor relations website is located at http://investor.eventbrite.com/. The SEC also maintains a website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. Further corporate governance information, including our corporate governance guidelines, code of conduct and committee charters is also available on our investor relations website under the heading "Corporate Governance."
The contents of the websites referenced in this Annual Report are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to these websites are intended to be inactive textual references only.

Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, results of operations, financial condition and prospects could be harmed. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
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
We incurred net losses of $64.1 million, $38.5 million and $40.4 million in 2018, 2017 and 2016, respectively. Our net revenues were $291.6 million, $201.6 million and $133.5 million in 2018, 2017 and 2016, respectively. This represents a 44.7% growth rate from 2017 to 2018 and a 51.0% growth rate from 2016 to 2017. We expect that our revenue growth rate will decline or fluctuate in the future as a result of a variety of factors, including a reduction in revenue contributed from acquisitions in a particular period. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We also expect our costs to increase in future periods as we continue to expend substantial financial resources on technology infrastructure, product and services development and enhancement, international expansion and localization efforts, business development and acquisitions, sales and marketing and general administration, including legal and accounting expenses. These investments may not result in increased revenue or growth in our business. If we are unable to maintain adequate revenue growth and to manage our expenses effectively, we may incur significant losses in the future and may not be able to achieve and maintain profitability. As a result, we may continue to generate losses and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to maintain profitability.

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
In 2018, 2017 and 2016, we derived 27.4%, 30.0% and 27.0%, respectively, of our net revenue from outside of the United States. Outside the U.S. we currently have 12 offices, including offices in the United Kingdom, Ireland, Spain, Belgium, Germany, the Netherlands, Australia, Argentina and Brazil. We have large engineering and business development teams in Argentina and Spain. Our international operations and results are subject to a number of risks, including:

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
•
other expected and unexpected risks with pursuing acquisitions, including, but not limited to, litigation or regulatory exposure, unfavorable accounting treatment, increases in taxes due, a loss of anticipated tax benefits, costs or delays to obtain governmental approvals, diversion of management’s attention or other resources from our existing business and other adverse effects on our business, results of operations or financial condition.

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
We partner with third-party vendors to support EPP. For example, in September 2017, we announced a partnership with Square where Square would become our primary online payment processing partner for EPP in the United States, Canada, Australia, the United Kingdom as well as any new territories Square enters into over-time. Square will also become our exclusive payment processing partner for all of our point-of-sale solutions in those same territories. We may supplement Square in these markets by working with other payment providers if there are local payment methods that Square does not support. We estimate that the first online transaction will be processed through EPP using Square in 2019. Our agreement with Square has an initial term of five years and automatically renews for additional one-year periods thereafter. Under the agreement, we will pay Square a percentage of each transaction processed using Square’s services plus Square’s third-party costs to process and settle such transactions. Either we or Square may terminate the partnership arrangement at any time for cause, or, after an initial no termination period of two years if terminated by Square or four years if terminated by us, for any or no reason with six months’ prior written notice to the other party. Our costs for payment processing may increase using Square due to higher direct costs of development and implementation and fee structure. We also partner with other payment processors for EPP in the United States, Canada, Australia and the United Kingdom, as well as in other jurisdictions.
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
We may pay one-time, up front non-recoupable or recoupable signing fees to certain creators in order to incentivize them to organize certain events on our platform or obtain exclusive rights to ticket their events. These payments are common practice in certain segments of the ticketing industry and are typically made to a creator upon entering into a multi-year exclusive ticketing or service contract with us. The multi-year exclusive arrangements that we entered into between 2013 and 2018 had an average term of 36 months and were typically for exclusive ticketing rights. A creator who receives a non-recoupable fee, which we refer to as creator signing fees, net, keeps the entire signing fee, so long as the creator complies with the terms of the creator’s contract with us, including performance of an event. If a creator does not comply with the terms of the contract or perform an event, such fees are refundable to us. Creator signing fees, net, including noncurrent balances, were $17.0 million and $10.4 million as of December 31, 2018 and 2017, respectively, and, as of December 31, 2018, these payments are being amortized over a weighted-average remaining life of 3.3 years on a straight-line basis. For recoupable fees, which we refer to as creator advances, net, we are entitled to recoup the entire signing fee by withholding all or a portion of the ticket sales sold by the creator to whom the recoupable signing fee was previously paid. Creator advances, net, including noncurrent balances, were $23.1 million and $20.1 million as of December 31, 2018 and 2017, respectively. We pay these signing fees based on the expectations of future ticket sales on our platform by such creators. We make the decision to make these payments based on our assessment of the past success of the creator, past event data, future events the creator is producing and other financial information. We include commercial and legal protections in our contracts that include signing fees, such as issuing the signing fee only after the creator begins selling tickets on our platform and requiring a third-party to guarantee the obligations and liabilities of the creator receiving such a payment, to mitigate the financial risk of making these payments. However, event performance may vary greatly from year-to-year and from event to event. If our assumptions and expectations with respect to event performance prove wrong or if a counterparty defaults or an event is not successful, our return on these signing fees will not be realized and our business and results of operations will be harmed.

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
Security breaches, computer malware and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers or partners. Despite the implementation of security measures, our internal computer systems and those of our third-party service providers and partners are vulnerable to damage from computer viruses, hacking and other means of unauthorized access, denial of service and other attacks, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. In addition to unauthorized access to or acquisition of personal data, confidential information, intellectual property, or other sensitive information, such attacks could include the deployment of harmful malware and ransomware, and may use a variety of methods, including denial-of-service attacks, social engineering and other means, to attain such unauthorized access or acquisition or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information. Furthermore, the prevalent use of mobile devices increases the risk of data security incidents. In addition, misplaced, stolen or compromised mobile devices used at events for ticket scanning, or otherwise, could lead to unauthorized access to the device and data stored on or accessible through such device. We have in the past experienced breaches of our security measures and our platform and systems are at risk for future breaches as a result of third-party action or employee, service provider, partners or contractor error or malfeasance. For example, in June 2018, we publicly announced that a criminal was able to penetrate the Ticketfly website and steal certain consumer data, including names, email addresses, shipping addresses, billing addresses and phone numbers. For a short time, we disabled the Ticketfly platform to contain the risk of the cyber incident, which disabled ticket sales through Ticketfly during that period. Because of this incident, we have incurred costs related to responding to and remediating this incident and have suffered a loss of revenue for the period during which the Ticketfly platform was disabled. In the year ended December 31, 2018, we recorded $7.0 million for costs associated with this incident, of which $6.7 million was recorded as a reduction to net revenue and $0.3 million was recorded as an operating expense. We also recorded $6.6 million related to insurance proceeds to be received from the Ticketfly incident as a reduction in general and administrative expenses in the year ended December 31, 2018, respectively. Such proceeds are a partial reimbursement for accommodations to creators which are recorded as contra revenue. As of December 31, 2018, we had a remaining liability balance of $0.3 million related to future accommodation payments and a $0.6 million receivable for insurance proceeds. The cyber incident has delayed the completion of the integration of Ticketfly, which has resulted in extended customer migration time and slower realization of synergies. We may be subject to litigation, experience reputational harm, and have been subject to claims and have suffered customer loss related to this incident. In the future, our financial performance may be impacted further if we face additional costs and expenses from customer compensation and retention incentives, creator loss, regulatory inquiries, litigation and further remediation and upgrades to our security infrastructure. Although we have insurance coverage, our policy may not cover all financial expenses related to this matter.
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

In addition, the occurrence and threat of extraordinary events, such as terrorist attacks, mass-casualty incidents, public health concerns, natural disasters or similar events, or loss or restriction of individuals’ rights to assemble may deter creators from producing large events and substantially decrease the attendance at live events. For example, in January 2017, five people were killed at a music festival in Mexico ticketed by us. Terrorism and security incidents, military actions in foreign locations and periodic elevated terrorism alerts have increased public concerns regarding air travel, military actions and national or local catastrophic incidents. These concerns have led to numerous challenging operating factors at live events, including additional logistics for event safety and increased costs of security. These challenges may impact the creator and attendee experience, lead to fewer events by creators and as a result may harm our results of operations.
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
We also may experience chargebacks and losses as a result of advance payment of ticket fees to creators. Under our standard terms for creators using EPP, Eventbrite passes the creator’s share of ticket sales to the creator within five business days after the successful completion of the creator’s event. However, we face growing pressure from creators to advance some or most of their event funds prior to completion of their events because creators need these funds to pay for event related costs such as the venue, marketing, talent and vendors. For qualified creators who apply for such advance payments, we pass proceeds from ticket sales to the creators prior to the event as we receive the ticket proceeds, subject to certain limitations. We refer to these payments as advance payouts. In 2018, approximately 15.3% of creators received advance payouts. When we advance funds, we assume some risk that the event may be cancelled, fraudulent, materially not as described or removed from our platform due to its failure to comply with our terms of service or merchant agreement or the event has significant chargebacks, refund requests and/or disputes. The terms of our standard merchant agreement obligates creators to repay us for ticket sales advanced under such circumstances. However, we may not be able to recover our losses from these events and such unrecoverable amounts could equal up to the value of the transaction or transactions passed to the creator prior to the event that is disputed. This amount could be many multiples of the fees we collect from such transaction. In the case of failure of an entire event or series of events, the volume of transactions charged back or disputed could have an adverse impact on our financial position. We have established processes and risk mitigation measures around these advance payouts. However, these advance payments pose a challenging financial risk, and our standard fraud and risk controls may be ineffective in addressing this risk. Furthermore, we must also strike a balance between these protective measures and the needs of creators for access to ticket sales through a convenient and easy process, which many of our competitors provide. If these measures do not succeed, or if we fail to strike the right balance between protective measures and creator needs, our business and results of operations may be harmed.
The total write-off from all lost advance payouts and other chargebacks was $6.1 million and $3.6 million for the years ended December 31, 2018 and 2017, respectively. Our failure to manage the risk of advance payouts to creators and to mitigate chargebacks and disputes due to fraud of a creator or otherwise or to recover the resulting losses from creators could have an adverse effect on our business, results of operations and financial condition.

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
We have experienced, and may continue to experience, rapid growth and organizational change, such as additional controls and procedures and new functional groups within our company, through organic growth or as the result of integrating acquired companies. For example, the number of Eventbrite employees has increased from 855 on December 31, 2017 to 1,094 on December 31, 2018 and we expect to add more employees in the future. This growth and these changes have placed, and may continue to place, significant demands on our management, operational and financial resources. Our organizational structure is becoming more complex as we build the proper level of operational, financial and management controls and develop our reporting systems and procedures. We will require significant expenditures and the allocation of valuable management resources to grow and change in these areas and integrate acquired companies. If we fail to manage our anticipated growth and changes and integrate acquired companies in a manner that preserves rapid innovation, attention to creator satisfaction and overall culture, the quality of our platform and our reputation may suffer, which could negatively affect our ability to retain and attract creators and impact our business, results of operations and financial condition.
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
A significant number of our employees, including engineering and sales and marketing employees, are located in Argentina, and therefore, a portion of our operating expenses are denominated in Argentine pesos. As of December 31, 2018, we had a total of 158 employees located in Argentina, of which 93 are engineers. If the peso strengthens against the U.S. dollar, it could have a negative impact on our results of operations as it would increase our operating expenses. Our business activities in Argentina also subject us to risks associated with changes in and interpretations of Argentine law, including laws related to employment, the protection and ownership of intellectual property and U.S. ownership of Argentine operations. Furthermore, if we had to scale down or close our Argentine operations, there would be significant time and cost required to relocate those operations elsewhere, which could have an adverse impact on our overall cost structure.
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
As of December 31, 2018, we had net operating loss carryforwards (NOLs) for federal and California income tax purposes of approximately $140.6 million and $49.6 million, respectively, which may be available to offset tax income in the future. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have undergone ownership changes in the past, which have resulted in minor limitations on our ability to utilize our NOLs, and future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. The existing NOLs of some of our subsidiaries may be subject to limitations arising from ownership changes prior to, or in connection with, their acquisition by us. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize some portion of our NOLs, none of which are currently reflected on our balance sheet, even if we attain profitability.
The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and significantly reforms the Code. The Tax Act, among other things, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards. For NOLs arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income (as calculated before taking the NOL carryforwards into account). In addition, NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation, and NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period. As we maintain a full valuation allowance against our U.S. NOLs, these changes will not impact our balance sheet as of December 31, 2018. However, in future years, at the time a deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.

We have incurred indebtedness, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, to protect and enforce our intellectual property and to meet other needs.
In September 2018, we entered into a credit agreement (Credit Agreement) with the lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent (in such capacity, Administrative Agent). The Credit Agreement provides for (i) the New Term Loans in the aggregate principal amount of $75.0 million and (ii) the New Revolving Credit Facility in aggregate principal amount of $75.0 million. The New Revolving Credit Facility includes a $10.0 million subfacility for the issuance of letters of credit. The full amount of the New Term Loans was drawn on September 27, 2018 (Closing Date). As of December 31, 2018, we had $73.6 million of principal indebtedness outstanding under the Credit Agreement. The New Term Loans and the New Revolving Credit Facility will each mature on the fifth anniversary of the Closing Date. The Credit Facilities are guaranteed by the our existing and future direct and indirect wholly owned material domestic subsidiaries (Guarantors). Obligations under the New Credit Facilities are secured by first priority security interests in substantially all of the our and each of the Guarantor’s current and future assets, including a pledge of the capital stock of subsidiaries held by us or the Guarantors (which pledge, in the case of any foreign subsidiary, is limited to 65% of the voting capital stock and 100% of the non-voting stock of such foreign subsidiary).
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of January 31, 2019, our directors, executive officers and stockholders holding more than 5% of our outstanding shares, and their affiliates, beneficially own in the aggregate 48.4% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until September 20, 2028, the date that is the ten year anniversary of the closing of our IPO. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long-term.

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
We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:

•	not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
•	reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and
•	exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Our status as an emerging growth company will end as soon as any of the following takes place:

•	the last day of the fiscal year in which we have more than $1.07 billion in annual revenue;
•	the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;
•	the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•	the last day of the fiscal year ending after the fifth anniversary of the completion of our initial public offering.
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
In addition, as of December 31, 2018, we had 22,012,597 options outstanding that, if fully exercised, would result in the issuance of shares of Class B common stock. All of the shares of Class B common stock issuable upon the exercise of stock options and the shares reserved for future issuance under our equity incentive plans are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to existing lock-up or market standoff agreements, volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements.
As of December 31, 2018, the holders of 42,188,624 shares of our Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 48,812 square feet of space in San Francisco, California for our headquarters under a lease agreement that expires in November 2021. We also lease facilities in Nashville, Tennessee, Argentina, Australia, Belgium, Brazil, Canada, Germany, Ireland, the Netherlands, Spain and the United Kingdom to support our global team.

We anticipate leasing additional office space in future periods to support our growth. We intend to further expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate such growth. However, we expect to incur additional expenses in connection with such new or expanded facilities.

Item 3. Legal Proceedings
We are not a party to any material legal proceedings. From time to time we may be subject to legal proceedings and claims arising in the ordinary course of business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A common stock has been listed on the New York Stock Exchange (NYSE) under the symbol “EB” since September 20, 2018. Prior to that date, there was no public trading market for our stock. Our Class B common stock is not listed or traded on any stock exchange.

Holders of Record

As of February 28, 2019, there were 9 holders of record of our Class A common stock and 635 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

Dividend Policy

We have never declared nor paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not expect to pay any dividends on our capital stock in the foreseeable future. Any future determination relating to our dividend policy will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors considers relevant.

Unregistered Sale of Equity Securities

From January 1, 2018 through September 18, 2018, we granted to our employees, consultants and other service providers options to purchase an aggregate of 6,781,625 shares of common stock under our 2010 Stock Option Plan (the 2010 Plan) at exercise prices ranging from $8.65 to $13.72 per share, for a weighted-average exercise price of $12.61 per share.

From January 1, 2018 through September 18, 2018, we issued and sold to our employees, consultants and other service providers an aggregate of 1,589,552 shares of common stock upon the exercise of options under our 2010 Plan at exercise prices ranging from $0.30 to $13.72 per share, for a weighted-average exercise price of $4.64 per share.

From January 1, 2018 through December 31, 2018, we issued 757,218 shares of our common stock in business acquisition transactions.

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

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Incentive Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Use of Proceeds from Initial Public Offering of Class A Common Stock

In September 2018, we closed our initial public offering of our Class A common stock (IPO), in which we sold 11,500,000 shares of our Class A common stock at a price to the public of $23.00 per share, including shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-226978), which was declared effective by the SEC on September 19, 2018.

We raised $240.5 million in net proceeds after deducting underwriters’ discounts and commissions of $18.5 million and offering expenses of $5.5 million. There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy. Pending the uses described, we have invested or intend to invest the net proceeds in short-term interest-bearing investment-grade securities, certificates of deposit or government securities, pursuant to the investment policy approved by our board of directors.Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Eventbrite, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the S&P North American Technology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on September 20, 2018, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through January 31, 2019. The returns shown are based on historical results and are not intended to suggest future performance.

$150
$100
$50
$0
Index Level
Eventbrite, Inc.
S&P NA Tech Sector Index
S&P 500
Trade Date
9/20/18
9/30/18
10/31/18
11/30/18
12/31/18
1/31/19

Item 6. Selected Financial Data

The following selected consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 have been derived from our audited consolidated financial statements and should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data
Net revenue	$291,611	$201,597	$133,499
Cost of net revenue(1)	120,653	81,667	55,689
Gross profit	170,958	119,930	77,810
Operating expenses(1):
Product development	46,071	30,608	22,723
Sales, marketing and support	69,780	55,170	48,391
General and administrative	93,782	67,559	41,749
Total operating expenses	209,633	153,337	112,863
Loss from operations	(38,675)	(33,407)	(35,053)
Interest expense	(11,295)	(6,462)	(3,513)
Change in fair value of redeemable convertible preferred stock warrant liability	(9,591)	(2,200)	—
Loss on debt extinguishment	(178)	—	—
Other income (expense), net	(3,189)	3,509	(1,695)
Loss before provision for (benefit from) income taxes	(62,928)	(38,560)	(40,261)
Income tax provision (benefit)	1,150	(13)	131
Net loss	$(64,078)	$(38,547)	$(40,392)
Net loss per share, basic and diluted	$(1.71)	$(1.98)	$(2.48)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	37,540	19,500	16,291

(1) Amounts include stock-based compensation as follows:
	Year Ended December 31,
	2018	2017	2016
Cost of net revenue	$429	$200	$134
Product development	5,813	2,411	2,020
Sales, marketing and support	3,570	2,364	1,767
General and administrative	20,419	5,883	4,610
Total stock-based compensation expense	$30,231	$10,858	$8,531

	December 31,
	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$437,892	$188,986	$139,538
Working capital	237,500	29,866	34,438
Total assets	836,884	570,837	245,337
Total current liabilities	308,204	246,182	149,266
Total debt	72,722	77,751	—
Total stockholders' equity (deficit)	415,222	(155,814)	(149,084)

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except percentages)
Non-GAAP and Other Data
Paid tickets(1)	97,295	71,046	44,572
Retention rate(2)	100%	97%	93%
Adjusted EBITDA(3)	$28,765	$4,206	$(17,591)
Free cash flow(4)	$(5,488)	$21,143	$(5,681)

(1)	We define paid tickets as the number of tickets that generate ticket fees.
(2)
To obtain our retention rate, we calculate the gross ticket fees generated by all creators in the year prior to the year of measurement (Prior Year Gross Ticket Fees). We then calculate the gross ticket fees those creators generated in the applicable year of measurement (Measurement Year Gross Ticket Fees). Finally, to calculate our retention rate for a measurement year we divide the Measurement Year Gross Ticket Fees by the Prior Year Gross Ticket Fees. Fees associated with the sale of tickets on our platform are gross ticket fees, which are the total fees generated from paid ticket sales, before adjustments for refunds, credits and amortization of non-recoupable signing fees. We calculate retention rate on an annual basis only.

(3)
Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. See the section titled “—Non-GAAP Financial Measures—Adjusted EBITDA” for information regarding Adjusted EBITDA, including the limitations of such measure, and a reconciliation of Adjusted EBITDA to net loss.

(4)
Free cash flow is a financial measure that is not calculated in accordance with U.S. GAAP. See the section titled “—Non-GAAP Financial Measures—Free Cash Flow” for information regarding free cash flow, including the limitations of such measure, and a reconciliation of free cash flow to net cash provided by operating activities.

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

Adjusted EBITDA

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes and i evaluating acquisition opportunities.

We calculate Adjusted EBITDA as net loss attributable to common stockholders adjusted to exclude depreciation and amortization, stock-based compensation expense, interest expense, the change in fair value of redeemable convertible preferred stock warrant liability, loss on debt extinguishment, direct and indirect acquisitions related costs, income tax provisions (benefit) and other income (expense), net, which consisted of interest income, foreign exchange rate gains and losses and changes in fair value of term loan embedded derivatives. Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA from net loss for each of the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net loss	$(64,078)	$(38,547)	$(40,392)
Add:
Depreciation and amortization	34,608	19,418	7,639
Stock-based compensation	30,231	10,858	8,531
Interest expense	11,295	6,462	3,513
Change in fair value of redeemable convertible preferred stock warrant liability	9,591	2,200	—
Loss on debt extinguishment	178	—	—
Direct and indirect acquisition related costs(1)	2,601	7,337	1,292
Other income (expense), net	3,189	(3,509)	1,695
Income tax provision (benefit)	1,150	(13)	131
Adjusted EBITDA	$28,765	$4,206	$(17,591)

(1) Direct and indirect acquisition-related costs consist primarily of transaction and transition related fees and expenses incurred within one year of the acquisition date, including legal, accounting, tax and other professional fees as well as personnel-related costs such as severance and retention bonuses for completed, pending and attempted acquisitions.

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

The following table presents a reconciliation of our free cash flow to the most comparable GAAP measure, net cash provided by operating activities, for each of the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$7,162	$29,821	$2,785
Purchases of property and equipment and capitalized internal-use software development costs	(12,650)	(8,678)	(8,466)
Free cash flow	$(5,488)	$21,143	$(5,681)

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information set forth under "Selected Financial Data" and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.In addition to historical financial information, the following discussion and analysis contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in this Annual Report on Form 10-K. Our fiscal year ends December 31.
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
We charge creators on a per-ticket basis when an attendee purchases a paid ticket for an event. We grow with creators as their attendance grows and as they plan, promote and produce more events. In 2018, we helped more than 790,000 creators issue approximately 265 million tickets across approximately 3.8 million events in over 170 countries.
We derive substantially all of our revenue from fees associated with the sale of tickets on our platform, inclusive of payment processing. Our fee structure typically consists of a fixed fee and a percentage of the price of each ticket sold by a creator. Fees associated with the sale of tickets on our platform are gross ticket fees, which we define as the total fees generated from paid ticket sales, before adjustments for refunds, credits and amortization of non-recoupable creator signing fees.
Our Business Model
The key elements of our business model are:
Efficiently Acquire Creators
We are highly focused on creating a seamless experience that attracts creators to our platform organically. More than 98% of creators who used our platform in 2018 signed themselves up for Eventbrite and in 2018, we derived 56% of our net revenue from these creators. We attract creators to our platform through multiple means, including prior experience as attendees, word of mouth from other creators, our prominence in search engine results, the ability to try our platform for free events and our library of content. We augment these channels with a highly-targeted direct sales effort that focuses on acquiring creators with events in specific categories or countries. We leverage this efficient customer acquisition model to attract a wide range of creators to Eventbrite while keeping our sales and marketing costs low. Substantially all creators go on to create and manage events with little service or support.

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

Drive Powerful Retention
When creators enjoy success on Eventbrite, they continue to use our platform. This happens because we are able to meet their diverse and changing needs through a creator-focused approach. Our platform scales with creators, able to handle their smallest gatherings to their largest and most complex events. As creators’ needs evolve, our platform’s breadth and extensibility allow access to a full suite of solutions, enhanced by third-party integrated offerings. Further, we continually invest to deliver new and enhanced functionality. Our success in serving creators is reflected in our retention rate, which was 100%, 97% and 93% in 2018, 2017 and 2016, respectively.

Enhance Growth and Monetization
We believe that there are many opportunities within the fragmented event management market to expand both core ticketing and complementary solutions. We designed our business model and technology platform to take advantage of this opportunity by ensuring we can support the addition of new event categories and countries for ticketing, as well as new revenue-generating solutions beyond ticketing. For example, we evolved our platform to meet the needs of music creators, helping to grow music venues on our platform from less than 100 in 2012 to over 1,000 in 2018, inclusive of acquisitions. Similarly, after making enhancements across our platform, net revenue from outside of the United States grew from 18% to 30% from 2012 to 2017, and was 27.4% in 2018. Finally, EPP uses multiple external vendors to provide a single, seamless payments option for creators and attendees, and has expanded to allow the use of multiple local payment methods like Boleto in Brazil and iDeal in the Netherlands. This offering has grown to support approximately 90% of paid tickets in both 2017 and 2018. We believe that our ability to extend into new event categories and countries and add new revenue streams differentiates us from our competitors.

Our Attractive Cohort Economics
The revenue we have generated from new creators has increased over time. We evaluate this trend by tracking annual cohorts of new creators. Each creator cohort consists of creators that first paid us a fee in a specific year. The gross ticket fees we have generated for the first year of each creator cohort has more than doubled from 2013 to 2018.
We have demonstrated a consistent track record of retaining gross ticket fees from creator cohorts over time. For example, we retained 81% of the gross ticket fees from our 2014 creator cohort in 2018.
Key Factors Affecting Our Performance
We believe that the growth of our business and our future success are dependent upon many factors. While each of these areas presents significant opportunities for us, they also pose important challenges that we must successfully address in order to sustain the growth of our business and improve our results of operations.

Attract New Creators and Retain Existing Creators
Attracting new creators to our platform and retaining existing creators drives our revenue growth. We expect to continue to invest in our brand and marketing to attract more new creators, while simultaneously developing our platform to delight and retain existing creators. Our ability to attract new creators and retain existing creators is impacted by how our features and functionality develop, our pricing, the creator and attendee experience on our platform, our brand awareness among the professional creator community, our search engine prominence, the quality and audience for our professional content, the continued transition of creators from using our platform for free events to paid events and solutions and the effectiveness of our direct sales efforts. We must continue to attract new creators and retain existing creators to maintain our current business as well as continue to drive growth in the future.

Enhance and Expand Our Technical Platform
We strive to provide a platform that provides creators with a seamless experience both to sign up for and publish live events. We initially started with a core ticketing platform and over time we have added meaningful capabilities to our platform, such as expansion into new categories or countries, packages that better target particular creator types, and new solutions like payment processing, custom-designed websites and proprietary technology for the day of the event. We intend to continue to invest in our platform to develop additional functionality and solutions. If we do not enhance our platform with the functionalities that are desired by creators and if we are not able to provide easy-to-use solutions required by creators in an efficient manner, our ability to attract and retain creators will be harmed.

Invest Capital to Drive Additional Growth Opportunities
We have and will continue to invest in our business, including solutions on our platform separate from generating fees from the sale and processing of tickets, such as web presence, promoted listing and on-site services and equipment. These efforts target both expanding how we serve creators as well as enhancing the benefits of our platform for attendees. We have invested $18.4 million, $10.6 million and $4.8 million in 2018, 2017 and 2016, respectively, in these complementary solutions on our platform and have generated less than five percent of our net revenue from such solutions during these periods. While our investments are based on a careful and deliberate planning process, there is no guarantee that we will choose the right investments, or that those investments pay off for us. If we are unable to effectively invest in developing new solutions, our business may be harmed.

Competitive Landscape
We operate in a space that is fragmented with many types of competitors, including traditional offline alternatives, internal systems, category-based competitors who operate in a single geography or region, and smaller platform providers. While we believe we have differentiated our business from these competitors by building a powerful and broad technology platform for creators, we must continue to respond to competitive pressures. Consequently, we will need to continue to invest in this platform to differentiate our business and remain competitive, as well as respond to shifts in industry pricing levels, revenue models or business practices. Further, our industry is evolving and our business may be impacted if we face additional competition from new entrants into the market, such as large advertising or e-commerce providers.

International Expansion
Our paid tickets for events outside of the United States represented 34.1%, 36.0% and 30.3% of our total paid tickets in 2018, 2017 and 2016, respectively. Net revenue outside the United States during 2018, 2017 and 2016 was 27.4%, 30.0% and 27.0%, respectively, of our total net revenue. As we deepen our global penetration, we believe international demand for our platform and solutions will continue to increase. Accordingly, we believe there is significant opportunity to grow our international business. We have invested, and plan to continue to invest, in the adoption of our platform and solutions internationally, including localization of our platform and the addition of critical capabilities to our platform required to serve those local markets. Further, our international business delivers higher gross margins, primarily because of lower payment processing expenses. If we are not able to effectively address the risk associated with international expansion, such as product-market fit in a given geography, currency fluctuation or unique factors in a specific market, our business and results of operations may be harmed.
Acquisitions
In January 2017, we acquired 100% of the outstanding equity of TSTM Group Limited (ticketscript), a Dutch ticketing company with operations throughout Europe. We acquired ticketscript in order to enhance our ticketing solutions. The acquisition date fair value of the consideration transferred was $33.4 million, which consisted of $7.7 million in cash, $7.5 million in promissory notes and 2.7 million shares of our common stock and options to purchase 0.3 million shares of our common stock. These promissory notes were allowed to be prepaid at any time and we repaid the promissory notes in full, including accrued interest, in August 2017.
In September 2017, we acquired 100% of the outstanding equity of Ticketfly, LLC (Ticketfly), a subsidiary of Pandora Media, Inc. We acquired Ticketfly in order to expand our solutions for music-related events. The acquisition date fair value of the consideration transferred was $201.1 million, which consisted of $151.1 million in cash and $50.0 million in the form of convertible promissory notes which were paid and issued, respectively, at the closing of the transaction. We repaid these notes in March 2018.
In April 2018, we acquired Ticketea S.L. (Ticketea), a leading Spanish ticketing provider. We acquired Ticketea in order to enhance our ticketing solutions and expand in the Spanish market. The acquisition of Ticketea has been accounted for as a business combination. The acquisition date fair value of the consideration transferred was $11.4 million, which consisted of $3.6 million in cash and 0.7 million shares of our common stock. Of the 0.7 million shares, 0.1 million shares are being held in escrow for adjustments related to working capital requirements and breaches of representations, warranties and covenants. These escrowed shares will be released approximately 18 months from the acquisition date, net of any adjustments.
In August 2018, we acquired Picatic E-Ticket Inc. (Picatic), a Vancouver-based ticketing and event registration platform, for a purchase price of CAD $1.8 million in cash and 0.1 million shares of our common stock, less certain adjustments and holdbacks, including adjustments related to working capital requirements and breaches of representations, warranties and covenants.
For more information regarding our acquisitions of ticketscript, Ticketfly, Ticketea and Picatic, refer to Note 3 of our Notes to our Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Key Business Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions.
Paid Tickets
Our success in serving creators is measured in large part by the number of tickets that generate ticket fees. We consider this an important indicator of the underlying health of the business. We refer to these tickets as paid tickets. The below table sets forth the number of paid tickets for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Paid Tickets	97,295	71,046	44,572
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

	Year Ended December 31,
	2018	2017	2016
Retention Rate	100%	97%	93%

Non-GAAP Financial Measures
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
The following table presents our Adjusted EBITDA for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Adjusted EBITDA	$28,765	$4,206	$(17,591)

For more information about Adjusted EBITDA, including the limitations of such measure, and a reconciliation to net loss, see Item 6, "Selected Financial Data" included in Part II of this Annual Report on Form 10-K.

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
The following table presents our free cash flow for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Free cash flow	$(5,488)	$21,143	$(5,681)

For more information about free cash flow, including the limitations of such measure, and a reconciliation to operating cash flow, see Item 6, "Selected Financial Data" included in Part II of this Annual Report on Form 10-K.
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

We also generate a small portion of our net revenue from complementary solutions, such as day-of-event on-site product and services, web presence development and branding, software solutions to manage event venue administration and marketing services, that we provide to creators. These complementary solutions represented less than five percent of our net revenue in the aggregate in each of the years ended December 31, 2018, 2017 and 2016.
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

Product development. Product development expenses consist primarily of costs associated with our employees in product development and product engineering activities. We expect our product development expenses to continue to increase in absolute dollars over time. In the near-term, we anticipate our product development expenses will increase as a percentage of net revenue as we focus our product development efforts on enhancing, improving and expanding the capabilities of our platform. We expect that we will continue to invest in building employee and system infrastructure to enhance and support development of new technologies and to integrate acquired businesses and technologies. We expect that the addition of our Madrid and Vancouver creative hubs in 2018, resulting from the Ticketea and Picatic acquisitions, respectively, will contribute to higher product development expenses in absolute dollars and as a percentage of revenue in the near-term, but over the long-term, we anticipate that it will decrease as a percentage of net revenue as our revenue grows and as we continue to grow our development staff in lower cost markets.
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

General and administrative. General and administrative expenses consist of personnel costs for finance, accounting, legal, risk, human resources and administrative personnel. It also includes professional fees for legal, accounting, finance, human resources and other corporate matters. Our general and administrative expenses currently include two large non-compensation items: (i) amortization of acquired customer relationship and trade names assets and (ii) reserves for sales tax and VAT accrued on behalf of creators. Our general and administrative expenses have increased on an actual dollar basis over time and we expect general and administrative expenses to continue to increase in absolute dollars over time, however, we do anticipate general and administrative expenses will fluctuate as a percentage of net revenue as we expect to incur additional expenses to support our growth as we mature as a publicly-traded company and as we scale our business.
Interest Expense
Interest expense relates to our build-to-suit lease financing obligation and outstanding debt.
As a result of our build-to-suit lease accounting, a portion of our cash rent payments related to our San Francisco office are classified as interest expense for GAAP reporting purposes. We reported interest expense of $3.4 million, $3.5 million and $3.5 million for each of the years ended December 31, 2018, 2017 and 2016 related to build-to-suit accounting.
Other outstanding debt has been historically related to acquisitions, either as part of consideration or to finance cash consideration for an acquisition. In January 2017, we issued $7.5 million in promissory notes in connection with the ticketscript acquisition. These promissory notes plus accrued interest were fully repaid in August 2017. In September 2017, we issued $50.0 million subordinated convertible notes in connection with the Ticketfly acquisition. Also, in September 2017, we borrowed $30.0 million under the First WTI Loan Facility. The subordinated convertible notes were repaid in March 2018 at a discount to issuance, funded in part by an additional draw of $30.0 million against our First WTI Loan Facility. We drew an additional $15.0 million under the Second WTI Loan Facility in May 2018. The amounts borrowed under the WTI Loan Facilities were fully repaid in September 2018 and the underlying agreements were terminated. Also in September 2018, we borrowed $75.0 million in New Term Loans under our Credit Agreement.
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
Other Income (Expense), Net
Other income (expense), net consists of interest income, foreign exchange rate remeasurement gains and losses recorded from consolidating our subsidiaries each period-end and changes in fair value of the term loan embedded derivatives.
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
Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report. The following tables set forth our consolidated results of operations data and such data as a percentage of net revenue for the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Consolidated Statements of Operations
Net revenue	$291,611	$201,597	$133,499
Cost of net revenue	120,653	81,667	55,689
Gross profit	170,958	119,930	77,810
Operating expenses:
Product development	46,071	30,608	22,723
Sales, marketing and support	69,780	55,170	48,391
General and administrative	93,782	67,559	41,749
Total operating expenses	209,633	153,337	112,863
Loss from operations	(38,675)	(33,407)	(35,053)
Interest expense	(11,295)	(6,462)	(3,513)
Change in fair value of redeemable convertible preferred stock warrant liability	(9,591)	(2,200)	—
Loss on debt extinguishment	(178)	—	—
Other income (expense), net	(3,189)	3,509	(1,695)
Loss before provision for (benefit from) income taxes	(62,928)	(38,560)	(40,261)
Income tax provision (benefit)	1,150	(13)	131
Net loss	$(64,078)	$(38,547)	$(40,392)

	Year Ended December 31,
	2018	2017	2016
Consolidated Statements of Operations, as a percentage of net revenue
Net revenue	100.0%	100.0%	100.0%
Cost of net revenue	41.4	40.5	41.7
Gross profit	58.6	59.5	58.3
Operating expenses:
Product development	15.8	15.2	17.0
Sales, marketing and support	23.9	27.4	36.2
General and administrative	32.2	33.5	31.3
Total operating expenses	71.9	76.1	84.5
Loss from operations	(13.3)	(16.6)	(26.3)
Interest expense	(3.9)	(3.2)	(2.6)
Change in fair value of redeemable convertible preferred stock warrant liability	(3.3)	(1.1)	—
Loss on debt extinguishment	(0.1)	—	—
Other income (expense), net	(1.1)	1.7	(1.3)
Loss before provision for (benefit from) income taxes	(21.6)	(19.1)	(30.2)
Income tax provision (benefit)	0.4	—	0.1
Net loss	(22.0)%	(19.1)%	(30.3)%

Comparison of 2018 and 2017
Net revenue

	Year Ended December 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Net revenue	$291,611	$201,597	$90,014	44.7%
The increase in net revenue during 2018 compared to 2017 was driven primarily by growth in paid ticket volume, which increased by 37% during 2018 compared to 2017, from 71.0 million to 97.3 million. We measure acquired revenue as revenue generated from an acquired business in the first twelve months subsequent to the acquisition date. Acquired revenue increased to $36.0 million in 2018 compared to $27.5 million in 2017, driven by paid ticket volume growth from acquired businesses. Our revenue growth was strengthened by the impact of our packages launch in the fourth quarter of 2017 and by our successful migration of clients from acquired platforms to the Eventbrite platform.
Net revenue per paid ticket increased during 2018 compared to 2017 from $2.84 per paid ticket to $3.00 per paid ticket. This was driven by the launch of pricing packages in our self sign-on channels, improvements in fees per ticket in our sales channels and the impact of acquired businesses.

Cost of net revenue

	Year Ended December 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Cost of net revenue	$120,653	$81,667	$38,986	47.7%
Percentage of total net revenue	41.4%	40.5%
Gross margin	58.6%	59.5%
The increase in cost of net revenue during 2018 compared to 2017 was primarily due to an increase in payment processing costs of $20.7 million driven by our paid ticket growth. Additionally, there was an increase in amortization of acquired developed technology of $6.8 million, primarily resulting from the Ticketfly acquisition, and increases in platform operations costs of $3.1 million, onsite operations costs of $3.1 million and allocated customer support costs of $2.8 million. The Ticketfly acquired developed technology asset was fully amortized in the fourth quarter of 2018, which will benefit our gross margin moving forward.
Operating expense
Product development

	Year Ended December 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Product development	$46,071	$30,608	$15,463	50.5%
Percentage of total net revenue	15.8%	15.2%
The increase in product development expense during 2018 compared to 2017 was primarily due to increased personnel costs of $14.2 million, including $2.6 million of stock-based compensation, resulting from our ongoing hiring efforts and an increase in headcount as a result of the Ticketfly, Ticketea and Picatic acquisitions.
Sales, marketing and support

	Year Ended December 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Sales, marketing and support	$69,780	$55,170	$14,610	26.5%
Percentage of total net revenue	23.9%	27.4%
The increase in sales, marketing and support expenses during 2018 compared to 2017 was primarily due to increased personnel-related expenses of $13.9 million, including $1.4 million of stock-based compensation, driven by higher headcount. There was also an increase of $1.9 million in creator related expenses. These increases were partially offset by lower direct marketing spend in 2018 compared to 2017.

General and administrative

	Year Ended December 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
General and administrative	$93,782	$67,559	$26,223	38.8%
Percentage of total net revenue	32.2%	33.5%
The increase in general and administrative expenses during 2018 compared to 2017 was a result of several factors. Personnel costs increased by $25.8 million, including $14.8 million of stock-based compensation, driven by increased headcount during 2018 compared to 2017. Amortization of acquired intangible assets increased $6.3 million primarily stemming from the Ticketfly acquisition. Contractor costs increased $2.2 million primarily for accounting services. These increases were partially offset by a decrease of $14.1 million from the reversal of sales tax reserves due to cumulative reserve remeasurements in the year ended December 31, 2018. We also recorded $6.6 million related to insurance proceeds to be received from the Ticketfly cyber incident as a reduction of expense in the year ended December 31, 2018.

Interest expense

	Year Ended December 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Interest expense	$(11,295)	$(6,462)	$(4,833)	74.8%
Percentage of total net revenue	(3.9)%	(3.2)%
The increase in interest expense during 2018 compared to 2017 was driven by higher amounts of interest bearing debt that was outstanding related to the WTI loan facilities and the JPM syndicate loan.
Change in fair value of redeemable convertible preferred stock warrant liability

	Year Ended December 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Change in fair value of redeemable convertible preferred stock warrant liability	$(9,591)	$(2,200)	$(7,391)	336.0%
Percentage of total net revenue	(3.3)%	(1.1)%
The change in fair value of our redeemable convertible preferred stock warrant liability during 2018 compared to 2017 was due to a higher increase in the underlying fair value of our redeemable convertible preferred stock from January 1, 2018 to September 20, 2018 compared to June 1, 2017 to December 31, 2017. In connection with our IPO, the redeemable convertible preferred stock warrants were automatically converted into shares of our Class B common stock.
Loss on debt extinguishment

	Year Ended December 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Loss on debt extinguishment	$(178)	$—	$(178)	*
Percentage of total net revenue	(0.1)%	—%
________
* Not meaningful
The loss on debt extinguishment recorded in the year ended December 31, 2018 was due to a gain of $17.0 million related to the extinguishment of the Pandora promissory notes offset by a loss of $17.2 million related to the retirement all outstanding debt under the WTI Loan Facilities. We retired no debt in 2017.
Other income (expense), net

	Year Ended December 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Other income (expense), net	$(3,189)	$3,509	$(6,698)	(190.9)%
Percentage of total net revenue	(1.1)%	1.7%
The decrease in other income (expense), net during 2018 compared to 2017 was driven by foreign currency rate measurement fluctuations. We recognized foreign currency rate measurement gains during 2017 as a result of the weakening of the U.S. dollar compared to the currencies with which we operate and process transactions. We recognized foreign currency rate measurement losses during 2018 as a result of the overall strengthening of the U.S. dollar compared to the currencies with which we operate and process transactions. Partially offsetting these losses, we recognized a gain on the change in fair value of the term loan embedded derivative of $2.1 million in the year ended December 31, 2018.

Income tax provision (benefit)

	Year Ended December 31,		Change
	2018	2017	$	%
	(in thousands, except percentages)
Income tax provision (benefit)	$1,150	$(13)	$1,163	*
Percentage of total net revenue	0.4%	—%
________
* Not meaningful

The provision for income taxes increased $1.2 million in 2018 compared to 2017 and was primarily attributable to changes in our jurisdictional mix of earnings and tax amortization on indefinite-lived intangible assets recorded in connection with the Ticketfly acquisition, which was completed in September 2017.
Comparison of 2017 and 2016
Net revenue

	Year Ended December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Net revenue	$201,597	$133,499	$68,098	51.0%
The increase in net revenue during 2017 compared to 2016 was driven primarily by growth in paid ticket volume, which increased by 59.4% during 2017, from 44.6 million to 71.0 million in part due to ticket volume from acquired companies. Net revenue increased $27.5 million as a result of the Ticketfly and ticketscript acquisitions, which were completed in September 2017 and January 2017, respectively, and the remaining $40.6 million of growth was due to paid ticket growth on the Eventbrite platform. While net revenue and paid tickets increased year-over-year, net revenue per paid ticket decreased from $3.00 in 2016 to $2.84 in 2017. This decrease was driven by our pricing adjustments made in certain markets, which resulted in additional paid ticket volume, as well as an increase in the proportion of lower price tickets as our fees are partially based on the price of the tickets that creators sell to their events.
Cost of net revenue

	Year Ended December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Cost of net revenue	$81,667	$55,689	$25,978	46.6%
Percentage of total net revenue	40.5%	41.7%
Gross margin	59.5%	58.3%
The increase in cost of net revenue during 2017 compared to 2016 was primarily due to an increase in payment processing costs of $17.0 million driven by paid ticket growth on the Eventbrite platform and paid ticket volume from acquired businesses, and increased amortization of acquired developed technology of $4.6 million, resulting from the Ticketfly and ticketscript acquisitions. We also incurred increases in platform operational costs, onsite operations costs and allocated customer support costs.

Operating expenses
Product development

	Year Ended December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Product development	$30,608	$22,723	$7,885	34.7%
Percentage of total net revenue	15.2%	17.0%
The increase in product development expense during 2017 compared to 2016 was primarily due to increased personnel costs of $8.0 million, resulting from organic hiring efforts and an increase in headcount as a result of the Ticketfly and ticketscript acquisitions.
Sales, marketing and support

	Year Ended December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Sales, marketing and support	$55,170	$48,391	$6,779	14.0%
Percentage of total net revenue	27.4%	36.2%
The increase in sales, marketing and support expenses during 2017 compared to 2016 was driven by increased personnel-related expenses of $7.4 million, driven by higher headcount, offset by lower professional services costs, creator related expenses and advertising spend as we leveraged our low-cost customer acquisition channels, such as word of mouth referrals, converting free creators to paid creators and converting attendees into creators.
General and administrative

	Year Ended December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
General and administrative	$67,559	$41,749	$25,810	61.8%
Percentage of total net revenue	33.5%	31.3%
The increase in general and administrative expenses during 2017 compared to 2016 was a result of several factors. Third-party legal, finance, tax and business development costs increased $5.2 million, driven by acquisitions we completed in 2017 as well as costs incurred as we prepared to become a publicly-traded company. We also incurred direct and indirect acquisitions-related expenses of $7.3 million related to the Ticketfly and ticketscript acquisitions. The increase was also attributable to higher depreciation and amortization of $5.7 million, of which $4.8 million related to acquired intangible assets. There was also an increase in accrued sales taxes and VAT of $4.8 million driven by higher paid ticket volume in 2017 compared to 2016.
Interest expense

	Year Ended December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Interest expense	$(6,462)	$(3,513)	$(2,949)	83.9%
Percentage of total net revenue	(3.2)%	(2.6)%
The increase in interest expense during 2017 compared to 2016 was entirely driven interest bearing debt that was outstanding during 2017, related to promissory notes issued in connection with acquisitions and the term-debt draw under our WTI credit facilities. We did not have any outstanding debt prior to 2017. The interest expense recorded in 2016 is entirely related to our build-to-suit lease accounting for our office lease in San Francisco, California.

Change in fair value of redeemable convertible preferred stock warrant liability

	Year Ended December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Change in fair value of redeemable convertible preferred stock warrant liability	$(2,200)	$—	$2,200	*
Percentage of total net revenue	(1.1)%	—%
________
* Not meaningful
The change in fair value of our redeemable convertible preferred stock warrant liability in 2017 was due to an increase in the underlying fair value of our redeemable convertible preferred stock. We did not have any redeemable convertible preferred stock warrants outstanding in 2016.
Other income (expense), net

	Year Ended December 31,		Change
	2017	2016	$	%
	(in thousands, except percentages)
Other income (expense), net	$3,509	$(1,695)	$5,204	*
Percentage of total net revenue	1.7%	(1.3)%
________
* Not meaningful
The increase in other income (expense), net during 2017 compared to 2016 was driven by foreign currency rate measurement fluctuations. We recognized foreign currency rate measurement losses during 2016 as a result of an overall strengthening U.S. dollar compared to the currencies in which we operate and process transactions. During 2017, we recognized foreign currency rate measurement gains as a result of an overall weakening U.S. dollar compared to the currencies in which we operate and process transactions.

Quarterly Results of Operations Data

The following tables set forth our unaudited quarterly statements of operations data for each of the eight quarters in the period ended December 31, 2018. The information for each quarter has been prepared on a basis consistent with our audited consolidated financial statements included in this Annual Report on Form 10-K, and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K. These quarterly results of operations are not necessarily indicative of the results we may achieve in any future period.

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands)
Consolidated Statements of Operations
Net revenue	$43,351	$44,802	$50,749	$62,695	$74,526	$67,542	$73,628	$75,915
Cost of net revenue(1)	17,157	18,145	20,993	25,372	28,084	29,863	31,477	31,229
Gross profit	26,194	26,657	29,756	37,323	46,442	37,679	42,151	44,686
Operating expenses(1):
Product development	5,458	6,023	9,351	9,776	8,834	10,981	12,856	13,400
Sales, marketing and support	11,039	12,132	14,351	17,648	17,538	18,085	17,428	16,729
General and administrative	13,112	13,434	16,479	24,534	23,161	21,833	24,921	23,867
Total operating expenses	29,609	31,589	40,181	51,958	49,533	50,899	55,205	53,996
Loss from operations	(3,415)	(4,932)	(10,425)	(14,635)	(3,091)	(13,220)	(13,054)	(9,310)
Interest expense	(965)	(993)	(1,674)	(2,830)	(2,909)	(3,190)	(3,300)	(1,896)
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	(1,404)	(796)	(1,321)	(4,750)	(3,520)	—
Gain (loss) on debt extinguishment	—	—	—	—	16,995	—	(17,173)	—
Other income (expense), net	641	1,263	1,606	(1)	(281)	(3,013)	1,414	(1,309)
Income (loss) before provision for (benefit from) income taxes	(3,739)	(4,662)	(11,897)	(18,262)	9,393	(24,173)	(35,633)	(12,515)
Income tax provision (benefit)	(18)	(37)	(40)	82	370	430	(117)	467
Net income (loss)	$(3,721)	$(4,625)	$(11,857)	$(18,344)	$9,023	$(24,603)	$(35,516)	$(12,982)

(1) Amounts include stock-based compensation expense as follows:
	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands)
Cost of net revenue	$32	$33	$35	$100	$53	$71	$154	$151
Product development	402	433	463	1,113	601	747	2,497	1,968
Sales, marketing and support	310	463	406	1,184	714	864	1,151	841
General and administrative	1,061	1,027	1,042	2,754	1,492	3,566	11,247	4,114
Total stock-based compensation	$1,805	$1,956	$1,946	$5,151	$2,860	$5,248	$15,049	$7,074

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Percentage of Net Revenue
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of net revenue	39.6	40.5	41.4	40.5	37.7	44.2	42.8	41.1
Gross profit	60.4	59.5	58.6	59.5	62.3	55.8	57.2	58.9
Operating expenses:								—
Product development	12.6	13.4	18.4	15.6	11.9	16.3	17.5	17.7
Sales, marketing and support	25.5	27.1	28.3	28.1	23.5	26.8	23.7	22.0
General and administrative	30.2	30.0	32.5	39.1	31.1	32.3	33.8	31.4
Total operating expenses	68.3	70.5	79.2	82.9	66.5	75.4	75.0	71.1
Loss from operations	(7.9)	(11.0)	(20.5)	(23.3)	(4.1)	(19.6)	(17.7)	(12.3)
Interest expense	(2.2)	(2.2)	(3.3)	(4.5)	(3.9)	(4.7)	(4.5)	(2.5)
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	(2.8)	(1.3)	(1.8)	(7.0)	(4.8)	—
Gain (loss) on debt extinguishment	—	—	—	—	22.8	—	(23.3)	—
Other income (expense), net	1.5	2.8	3.2	—	(0.4)	(4.5)	1.9	(1.7)
Income (loss) before provision for (benefit from) income taxes	(8.6)	(10.4)	(23.4)	(29.1)	12.6	(35.8)	(48.4)	(16.5)
Income tax provision (benefit)	—	(0.1)	(0.1)	0.1	0.5	0.6	(0.2)	0.6
Net income (loss)	(8.6)%	(10.3)%	(23.3)%	(29.2)%	12.1%	(36.4)%	(48.2)%	(17.1)%

The following table presents our paid ticket volume for each of the periods indicated:

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands)
Paid Tickets	14,669	15,605	18,074	22,698	23,598	23,099	23,896	26,702

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands)
Net income (loss)	$(3,721)	$(4,625)	$(11,857)	$(18,344)	$9,023	$(24,603)	$(35,516)	$(12,982)
Add:
Depreciation and amortization	2,775	3,186	5,090	8,367	8,202	8,580	8,830	8,996
Stock-based compensation	1,805	1,956	1,946	5,151	2,860	5,248	15,049	7,074
Interest expense	965	993	1,674	2,830	2,909	3,190	3,300	1,896
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	1,404	796	1,321	4,750	3,520	—
(Gain) loss on debt extinguishment	—	—	—	—	(16,995)	—	17,173	—
Direct and indirect acquisition related costs	1,097	1,228	4,406	606	823	622	611	545
Other income (expense), net	(641)	(1,263)	(1,606)	1	281	3,013	(1,414)	1,309
Income tax provision (benefit)	(18)	(37)	(40)	82	370	430	(117)	467
Adjusted EBITDA	$2,262	$1,438	$1,017	$(511)	$8,794	$1,230	$11,436	$7,305

The following table presents a reconciliation of free cash flow, which is computed on a trailing twelve-month basis, from net cash provided by operating activities for each of the periods indicated:

	Twelve Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands)
Net cash provided by operating activities	$20,754	$17,268	$42,794	$29,821	$38,977	$24,554	$6,148	$7,162
Purchases of property and equipment and capitalized internal-use software development costs	(8,790)	(8,716)	(8,414)	(8,678)	(9,703)	(11,392)	(12,369)	(12,650)
Free cash flow	$11,964	$8,552	$34,380	$21,143	$29,274	$13,162	$(6,221)	$(5,488)

Quarterly Trends

Net revenue

Our quarterly net revenue increased sequentially for all periods presented, except the second quarter of 2018, primarily due to increases in paid ticket volume, including the impact of our acquisitions. Historically, excluding the impact of acquired businesses, we have experienced a higher increase in sequential net revenue growth in the first quarter of a year compared to the sequential net revenue growth in other quarters of that year. We acquired Ticketscript in the first quarter of 2017 and Ticketfly in the third quarter of 2018. The decrease in quarterly net revenue in the second quarter of 2018 was a result of the contra-revenue amount of $6.3 million which we recognized related to the Ticketfly cyber incident.

Cost of net revenue

Our quarterly cost of net revenue increased for all periods presented, except the fourth quarter of 2018, primarily due to increases in payment processing costs resulting from our paid ticket volume growth.

Operating expenses

Our operating expenses increased for all periods presented, except for the first and fourth quarters of 2018, primarily due to increases in compensation and benefits driven by increases in headcount. In the fourth quarter of 2017, we recognized higher stock-based compensation expense across all operating expense categories as a result of the immediate vesting of certain awards granted to employees hired in connection with the Ticketfly acquisition, which was the primary driver of the decrease in operating expenses from the fourth quarter of 2017 to the first quarter of 2018.In the third quarter of 2018, we recognized $6.9 million in stock-based compensation expense related to the vesting of a stock award as a result of our IPO, which was the primary driver of the decrease in operating expenses from the third quarter of 2018 to the fourth quarter of 2018.
Liquidity and Capital Resources
As of December 31, 2018, we had cash of $437.9 million and funds receivable of $58.7 million. Our cash includes bank deposits held by financial institutions and is held for working capital purposes. Our funds receivable represents cash-in-transit from credit card processors that is received to our bank accounts within five business days of the underlying ticket transaction. Collectively, our cash and funds receivable balances represent a mix of cash that belongs to us and cash that is due to the creator. The amounts due to creators, which was $272.2 million as of December 31, 2018, are captioned on our consolidated balance sheets as accounts payable, creators.
We also make payments to creators to provide the creator with short-term liquidity in advance of ticket sales. These are classified as creator advances, net, on our consolidated balance sheets. Creator advances are recovered by us as tickets are sold by the respective creator, and are expected to be recovered within 12 months of the payment date. We maintain an allowance for estimated creator advances that are not recoverable and nets this against the balance shown in assets. Creator advances, net was $21.3 million and $17.6 million as of December 31, 2018 and 2017, respectively. Creator advances that are not expected to be recovered within 12 months are classified as creator advances, noncurrent. Such balances were $1.9 million and $2.4 million as of December 31, 2018 and 2017, respectively.
In September 2018, upon the completion of our IPO, we received aggregate proceeds of $246.0 million, net of underwriter discounts and commissions, before deducting offering costs of $5.5 million, net of reimbursements.

Since our inception, and prior to our IPO, we financed our operations and capital expenditures primarily through the issuance of unregistered redeemable convertible preferred stock and common stock, cash flows generated by operations and issuances of debt.
In September 2018, we entered into the New Credit Facilities. The New Term Loans were fully funded in September 2018 and we received cash proceeds of $73.6 million, net of arrangement fees of $1.1 million and upfront fees of $0.3 million. We have made no draw on the revolving credit line as of December 31, 2018.
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
As of December 31, 2018, approximately 37.1% of our cash was held outside of the United States, which was held primarily on behalf of, and to be remitted to, creators and to fund our foreign operations. We do not expect to incur significant taxes related to these amounts.
Cash Flows
Our cash flow activities were as follows for the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$7,162	$29,821	$2,785
Investing activities	(39)	(140,652)	(10,159)
Financing activities	240,056	159,514	2,325
Net increase (decrease) in cash and restricted cash	$247,179	$48,683	$(5,049)

Comparison of Years Ended December 31, 2018, 2017 and 2016
Cash Flows from Operating Activities
The net cash provided by operating activities of $7.2 million for the year ended December 31, 2018 was due primarily to a net loss of $64.1 million with adjustments for depreciation and amortization of $34.6 million, stock-based compensation expense of $30.2 million, amortization of creator signing fees of $7.1 million, change in fair value of redeemable convertible preferred stock warrant liability of $9.6 million and a change in fair value of term loan embedded derivatives of $2.1 million. Additionally, there was an increase in accounts payable to creators of $24.5 million due to increases in paid tickets, an increase in other accrued liabilities of $4.3 million, partially offset by a decrease in accrued taxes of $9.4 million, an increase in creator signing fees, net of $16.0 million and an increase in creator advances, net of $5.3 million. The increases in creator signing fees, net, and creator advances, net, are due to increases in our sales contracting with creators.
The net cash provided by operating activities of $29.8 million for the year ended December 31, 2017 was due primarily to a net loss of $38.5 million with adjustments for depreciation and amortization of $19.4 million, stock-based compensation expense of $10.9 million and amortization of creator signing fees of $4.3 million. Additionally, there was an increase in accounts payable to creators of $52.8 million due to increases in paid tickets, an increase in accrued taxes of $10.7 million, partially offset by an increase in funds receivable of $18.1 million, increases in creator signing fees, net of $8.6 million and creator advances, net of $5.8 million. The increases in creator signing fees, net, and creator advances, net, are due to increases in our sales contracting with creators.
The net cash provided by operating activities of $2.8 million for the year ended December 31, 2016 was due primarily to a net loss of $40.4 million with adjustments for depreciation and amortization of $7.6 million, stock-based compensation expense of $8.5 million and amortization of creator signing fees of $2.7 million. Additionally, there was an increase in accounts payable to creators of $37.1 million due to increases in paid tickets, an increase in accrued taxes of $3.7 million, partially offset by an increase in funds receivable of $9.9 million, increases in creator signing fees, net of $6.0 million and creator advances, net of $4.6 million. The increases in creator signing fees, net, and creator advances, net, are due to increases in our sales contracting with creators.
Cash Flows from Investing Activities
The net cash used in investing activities of $39 thousand for the year ended December 31, 2018 was due to net cash provided from acquisitions of $12.6 million, driven by net cash acquired from Ticketea of $13.9 million, partially offset by capitalized software development costs of $7.2 million and purchases of property and equipment of $5.4 million.
The net cash used in investing activities of $140.7 million for the year ended December 31, 2017 was due to $132.0 million net cash paid for the acquisitions of ticketscript and Ticketfly, capitalized software development costs of $6.1 million and $2.5 million paid for purchases of property and equipment.
The net cash used in investing activities of $10.2 million for the year ended December 31, 2016 was due to $1.7 million net cash paid for the acquisitions of ticketscript and Ticketfly, capitalized software development costs of $5.5 million and $3.0 million paid for purchases of property and equipment.
Cash Flows from Financing Activities
The net cash provided by financing activities of $240.1 million during the year ended December 31, 2018 was due primarily to $241.0 million in aggregate proceeds from the completion of our IPO, net of underwriters' discounts and offering costs, $118.6 million in proceeds from term loans and $8.1 million in proceeds from exercise of stock options. These inflows were offset by $111.1 million in principal payments on our debt obligations, $6.8 million in prepayment penalties resulting from the extinguishment of our WTI Loan Facilities and $9.0 million in taxes paid related to the net share settlement of equity awards.
The net cash provided by financing activities totaled $159.5 million during the year ended December 31, 2017 and was driven by $133.9 million received related to the issuance of our Series G redeemable convertible preferred stock, net of issuance costs, $30.0 million in proceeds from drawing funds under our First WTI Loan Facility, $2.3 million excess tax benefit from stock-based compensation awards, $1.8 million cash proceeds from stock option exercises, partially offset by principal payments on debt obligations of $7.8 million.
The net cash provided by financing activities totaled $2.3 million during the year ended December 31, 2016 was due to, $2.9 million cash proceeds from stock option exercises.

Concentrations of Credit Risk
As of December 31, 2018 and December 31, 2017, there were no customers that represented 10% or more of our accounts receivable balance. There were no customers that individually exceeded 10% of our net revenue during the years ended December 31, 2018 and 2017.

Contractual Obligations and Commitments
Our principal commitments consist of debt, capital commitments to creators, rental payments under our build-to-suit lease, operating leases, purchase commitments and capital leases. The following table summarizes our commitments to settle contractual obligations as of December 31, 2018:

	Payments due by Period
	Total	Less than 1 year	Between 1-3 years	Between 3-5 years	More Than 5 Years
	(in thousands)
Term loan	$73,594	$5,625	$14,063	$53,906	$—
Future creator signing fees and creator advances	12,311	8,328	3,964	19	—
Build-to-suit lease obligation	13,318	5,604	7,714	—	—
Operating leases	13,675	2,514	4,230	3,161	3,770
Sublease income	(9,173)	(4,003)	(5,170)	—	—
Purchase commitments	7,500	3,500	4,000	—	—
Total	$111,225	$21,568	$28,801	$57,086	$3,770
Term Loans
In September 2018, we fully repaid the WTI Loan Facilities and extinguished the existing debt for a total cash payment of $81.6 million. As of December 31, 2018, there are no amounts outstanding under the WTI Loan Facilities and all underlying agreements have been terminated.
In September 2018, we entered into the New Credit Facilities. The New Term Loans were fully funded in September 2018 and we received cash proceeds of $73.6 million, net of arrangement fees of $1.1 million and upfront fees of $0.3 million. We have made no draw on the revolving credit line as of December 31, 2018.
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
In 2014, we undertook a series of structural improvements to the floors that we occupied in our corporate headquarters in San Francisco. As a result of the requirement to fund construction costs and due to certain structural improvements that were made by us, we were considered the deemed owner of the leased floors for accounting purposes. Due to the presence of a standby letter of credit as a security deposit, we were deemed to have continuing involvement after the construction period. As such, we accounted for this arrangement as owned real estate. Legally, we do not own the floors that we have leased in the building, the property owner owns the floors. However, accounting rules require that we record an imputed financing obligation for our obligation to the legal owners as well as an asset for the fair value of the leased floors. Under these accounting rules, our monthly rental payments are allocated to (1) interest expense, (2) ground rent expense and (3) a reduction of the principal of the imputed financing obligation. We recorded interest expense related to this financing obligation for each of the years ended December 31, 2018 and 2017. The lease financing obligation was $28.5 million and $29.5 million as of December 31, 2018 and 2017, respectively, and the net book value of the asset as of those dates was $28.4 million and $29.2 million, respectively. See Note 9 to our consolidated financial statements for additional details.

In May 2018, we entered into a ten year lease for office space in Cork, Ireland. Monthly rent payments are due beginning in January 2019 and will total approximately $0.4 million per year and are included in the table above. The lease expires in 2028.
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements and did not have any such arrangements during 2017 or during the year ended December 31, 2018.
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
Recent Accounting Pronouncements
Refer to Note 2 of our Notes to our Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for more information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
Interest expense related to our outstanding debt as of December 31, 2018 is related to fixed rate debt and interest expense related to the build-to-suit lease and is not sensitive to movements in interest rates. A 10% increase or decrease in interest rates would not have a material effect on our interest expense.
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

Item 8. Financial Statements and Supplementary Data

Eventbrite, Inc.

The supplementary financial information required by this Item 8, is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Quarterly Results of Operations Data,” which is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Eventbrite Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eventbrite Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

San Jose, California
March 7, 2019

We have served as the Company's auditor since 2014

EVENTBRITE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$437,892	$188,986
Funds receivable	58,697	51,639
Accounts receivable, net	4,069	2,885
Creator signing fees, net	7,324	4,235
Creator advances, net	21,255	17,641
Prepaid expenses and other current assets	16,467	10,662
Total current assets	545,704	276,048
Property, plant and equipment, net	44,219	42,492
Goodwill	170,560	158,766
Acquired intangible assets, net	59,973	79,541
Restricted cash	1,508	3,235
Creator signing fees, noncurrent	9,681	6,186
Creator advances, noncurrent	1,887	2,435
Other assets	3,352	2,134
Total assets	$836,884	$570,837
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable, creators	$272,201	$228,007
Accounts payable, trade	1,028	1,481
Accrued compensation and benefits	5,586	3,535
Accrued taxes	8,028	2,615
Current portion of term loans	5,635	—
Other accrued liabilities	15,726	10,544
Total current liabilities	308,204	246,182
Build-to-suit lease financing obligation	28,510	29,494
Accrued taxes	15,691	30,047
Redeemable convertible preferred stock warrant liability	—	7,271
Promissory note	—	51,082
Term loans	67,087	26,669
Other liabilities	2,170	1,888
Total liabilities	421,662	392,633
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock, $0.00001 par value; no shares authorized, issued or outstanding as of December 31, 2018; 42,452,188 shares authorized, 41,628,207 shares issued and outstanding, $401,372 liquidation preference as of December 31, 2017	—	334,018
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of December 31, 2018 and 2017	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized, 78,546,874 shares issued and 78,358,394 shares outstanding as of December 31, 2018; 92,057,771 shares authorized, 20,961,921 shares issued and 20,773,441 shares outstanding as of December 31, 2017	—	—
Treasury stock at cost, 188,480 shares as of December 31, 2018 and 2017	(488)	(488)
Additional paid-in capital	718,405	83,291
Accumulated deficit	(302,695)	(238,617)
Total stockholders’ equity (deficit)	415,222	(155,814)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$836,884	$570,837

(See accompanying Notes to Consolidated Financial Statements)

EVENTBRITE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Net revenue	$291,611	$201,597	$133,499
Cost of net revenue(1)	120,653	81,667	55,689
Gross profit	170,958	119,930	77,810
Operating expenses(1):
Product development	46,071	30,608	22,723
Sales, marketing and support	69,780	55,170	48,391
General and administrative	93,782	67,559	41,749
Total operating expenses	209,633	153,337	112,863
Loss from operations	(38,675)	(33,407)	(35,053)
Interest expense	(11,295)	(6,462)	(3,513)
Change in fair value of redeemable convertible preferred stock warrant liability	(9,591)	(2,200)	—
Loss on debt extinguishment	(178)	—	—
Other income (expense), net	(3,189)	3,509	(1,695)
Loss before provision for (benefit from) income taxes	(62,928)	(38,560)	(40,261)
Income tax provision (benefit)	1,150	(13)	131
Net loss	$(64,078)	$(38,547)	$(40,392)
Net loss per share, basic and diluted	$(1.71)	$(1.98)	$(2.48)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	37,540	19,500	16,291

(1) Amounts includes stock-based compensation as follows:
	Year Ended December 31,
	2018	2017	2016
Cost of net revenue	$429	$200	$134
Product development	5,813	2,411	2,020
Sales, marketing and support	3,570	2,364	1,767
General and administrative	20,419	5,883	4,610
Total stock-based compensation	$30,231	$10,858	$8,531

(See accompanying Notes to Consolidated Financial Statements)

EVENTBRITE, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
January 1, 2016	33,446,250	$200,082	—	$—	16,022,200	$—	(188,480)	$(488)	$40,153	$(159,678)	$(120,013)
Issuance of common stock upon exercise of stock options	—	—	—	—	599,180	—	—	—	1,439	—	1,439
Issuance of common stock for acquisitions	—	—	—	—	72,000	—	—	—	478	—	478
Vesting of early exercised options	—	—	—	—	—	—	—	—	305	—	305
Stock-based compensation	—	—	—	—	—	—	—	—	9,099	—	9,099
Net loss	—	—	—	—	—	—	—	—	—	(40,392)	(40,392)
December 31, 2016	33,446,250	200,080	—	—	16,693,380	—	(188,480)	(488)	51,474	(200,070)	(149,084)
Issuance of Series G redeemable convertible preferred stock at $16.3836 per share, net of issuance costs of $0.1 million	8,181,957	133,936	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and warrants	—	—	—	—	1,401,870	—	—	—	1,767	—	1,767
Issuance of common stock for acquisitions	—	—	—	—	2,678,189	—	—	—	18,243	—	18,243
Vesting of early exercised options	—	—	—	—	—	—	—	—	366	—	366
Stock-based compensation	—	—	—	—	—	—	—	—	11,441	—	11,441
Net loss	—	—	—	—	—	—	—	—	—	(38,547)	(38,547)
Balance at December 31, 2017	41,628,207	334,018	—	—	20,773,441	—	(188,480)	(488)	83,291	(238,617)	(155,814)
Issuance of common stock in connection with the initial public offering, net of underwriting discounts and commissions	—	—	11,500,000	—	—	—	—	—	245,985	—	245,985
Costs related to initial public offering	—	—	—	—	—	—	—	—	(5,450)	—	(5,450)
Conversion of redeemable convertible preferred stock in connection with initial public offering	(41,628,207)	(334,018)	—	—	42,188,624	—	—	—	334,018	—	334,018
Automatic conversion of warrants in connection with initial public offering	—	—	—	—	997,193	—	—	—	21,465	—	21,465
Issuance of common stock for settlement of RSUs	—	—	—	—	802,900	—	—	—	—	—	—
Shares withheld related to net share settlement	—	—	—	—	(391,874)	—	—	—	(9,013)	—	(9,013)
Issuance of common stock upon exercise of stock options	—	—	—	—	1,727,899	—	—	—	8,108	—	8,108
Issuance of common stock for acquisitions	—	—	—	—	757,218	—	—	—	8,832	—	8,832
Issuance of restricted stock awards	—	—	2,993	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	366	—	366
Stock-based compensation	—	—	—	—	—	—	—	—	30,803	—	30,803
Net loss	—	—	—	—	—	—	—	—	—	(64,078)	(64,078)
Balance at December 31, 2018	—	$—	11,502,993	$—	66,855,401	$—	(188,480)	$(488)	$718,405	$(302,695)	$415,222
(See accompanying Notes to Consolidated Financial Statements)

EVENTBRITE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(64,078)	$(38,547)	$(40,392)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,608	19,418	7,639
Amortization of creator signing fees	7,086	4,314	2,737
Accretion of term loan	1,718	752	—
Loss on debt extinguishment	178	—	—
Change in fair value of redeemable convertible preferred stock warrant liability	9,591	2,200	—
Change in fair value of term loan embedded derivatives	(2,119)	—	—
Stock-based compensation	30,231	10,858	8,531
Impairment of long-lived assets	3,425	2,715	1,795
Provision for bad debt and creator advances	2,742	921	910
Loss on disposal of fixed assets	99	1,271	20
Deferred income taxes	103	(400)	(58)
Excess tax benefit from stock-based compensation awards	—	(2,258)	—
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(2,092)	(775)	(1,364)
Funds receivable	(6,810)	(18,148)	(9,862)
Creator signing fees, net	(15,973)	(8,600)	(5,980)
Creator advances, net	(5,308)	(5,782)	(4,636)
Prepaid expenses and other current assets	(5,594)	(4,347)	(1,890)
Other assets	(1,643)	668	(307)
Accounts payable, creators	24,523	52,836	37,109
Accounts payable, trade	(507)	386	245
Accrued compensation and benefits	1,791	(333)	1
Accrued taxes	5,039	3,640	(1,253)
Other accrued liabilities	4,256	693	3,939
Accrued taxes, noncurrent	(14,458)	7,027	4,957
Other liabilities	354	1,312	644
Net cash provided by operating activities	7,162	29,821	2,785
Cash flows from investing activities
Purchases of property and equipment	(5,418)	(2,536)	(2,983)
Capitalized internal-use software development costs	(7,232)	(6,142)	(5,483)
Acquisitions, net of cash acquired	12,611	(131,974)	(1,693)
Net cash used in investing activities	(39)	(140,652)	(10,159)

EVENTBRITE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from financing activities
Proceeds from initial public offering, net of underwriters' discounts and commissions and offering costs, net of reimbursements	240,965	—	—
Proceeds from exercise of stock options	8,108	1,767	2,903
Excess tax benefit from stock-based compensation awards	—	2,258	—
Taxes paid related to net share settlement of equity awards	(9,013)	—	—
Proceeds from issuance of redeemable convertible preferred stock, net	—	133,936	—
Proceeds from term loans	118,578	30,000	—
Principal payments on debt obligations	(111,071)	(7,788)	—
Prepayment penalties on debt extinguishment	(6,803)	—	—
Payments on capital lease obligations	(78)	(249)	(358)
Payments on lease financing obligations	(630)	(410)	(220)
Net cash provided by financing activities	240,056	159,514	2,325
Net increase (decrease) in cash, cash equivalents and restricted cash	247,179	48,683	(5,049)
Cash, cash equivalents and restricted cash
Beginning of period	192,221	143,538	148,587
End of period	$439,400	$192,221	$143,538
Supplemental cash flow data
Interest paid	$7,588	$868	$—
Income taxes paid, net of refunds	202	144	78
Non-cash investing and financing activities
Vesting of early exercised stock options	366	366	305
Issuance of shares of common stock for acquisitions	8,832	18,243	478
Promissory notes issued in connection with acquisitions	—	57,500	—
Conversion of redeemable convertible preferred stock in connection with initial public offering	21,465	—	—
Issuance of redeemable convertible preferred stock warrants in connection with loan facilities and term loan	4,603	5,071	—
Deferred offering costs included in accounts payable, trade and other accrued liabilities	430	—	—

(See accompanying Notes to Consolidated Financial Statements)

EVENTBRITE, INC.
Notes to the Consolidated Financial Statements
1. Organization
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
Initial Public Offering
In September 2018, the Company completed its initial public offering (IPO) in which the Company issued and sold 11,500,000 shares of Class A common stock at a public offering price of $23.00 per share, which included 1,500,000 shares sold pursuant to the exercise by the underwriters' option to purchase additional shares. The Company received aggregate net proceeds of $246.0 million from the IPO, net of underwriter discounts and commissions, before deducting offering costs of $5.5 million, net of reimbursements.
Immediately prior to the closing of the IPO, (i) all shares of common stock then outstanding were reclassified as Class B Common Stock, (ii) 41,628,207 shares of redeemable convertible preferred stock outstanding converted into 42,188,624 shares of Class B common stock (including additional shares issued upon conversion of our Series G redeemable convertible preferred stock based on the IPO price of $23.00 per share) and (iii) warrants to purchase 933,269 shares of our Series G redeemable convertible preferred stock automatically exercised into 997,193 shares of Class B common stock. See Note 11 and Note 12 for additional details.
2. Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated.
Use of Estimates
In order to conform with U.S. GAAP, the Company is required to make certain estimates, judgments and assumptions when preparing its consolidated financial statements. These estimates, judgments and assumptions affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. These estimates include, but are not limited to, the recoverability of creator signing fees and creator advances, the capitalization and estimated useful life of internal-use software, certain assumptions used in the valuation of equity awards, assumptions used in determining the fair value of the redeemable convertible preferred stock warrant liability prior to the IPO, fair value of the term loan derivative liability, assumptions used in determining the fair value of business combinations, the allowance for doubtful accounts, indirect tax reserves and contra-revenue amounts related to fraudulent events, customer disputed transactions and refunds. The Company evaluates these estimates on an ongoing basis. Actual results could differ from those estimates and such differences could be material to the Company’s consolidated financial statements.
Emerging Growth Company Status
As an emerging growth company (EGC), the Jump-start Our Business Start-ups Act (JOBS Act), allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to other public companies.

Comprehensive Loss
For all periods presented, comprehensive loss equaled net loss. Therefore, the consolidated statements of comprehensive loss have been omitted from the consolidated financial statements.
Segment Information
The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) make up the chief operating decision maker function. This function reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. Additionally, there are no segment managers or other individuals that are held accountable for results below the consolidated level. Accordingly, the Company has determined that it operates as a single reportable and operating segment.
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

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes bank deposits and money market funds held with financial institutions. Cash and cash equivalents balances include the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such balances were $217.4 million and $179.5 million as of December 31, 2018 and 2017, respectively. Although creator cash is legally unrestricted, the Company does not utilize creator cash for its own financing or investing activities as the amounts are payable to creators on a regular basis. These amounts due to creators are included in accounts payable, creators on the consolidated balance sheets. The Company also considers all highly liquid investments, including money market funds with an original maturity of three months or less at the date of purchase, to be cash equivalents.
The Company has issued letters of credit under lease agreements which have been collateralized with cash. This cash is classified as noncurrent restricted cash on the consolidated balance sheets based on the term of the underlying lease. The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2018	2017	2016
Cash and cash equivalents	$437,892	$188,986	$139,538
Restricted cash	1,508	3,235	4,000
Total cash, cash equivalents and restricted cash	$439,400	$192,221	$143,538
Funds Receivable
Funds receivable represents cash-in-transit from third-party payment processors that is received by the Company within approximately five business days from the date of the underlying ticketing transaction. The funds receivable balances include the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such amounts were $54.8 million and $48.5 million as of December 31, 2018 and 2017, respectively.
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
The Company’s money market funds, funds receivable, accounts receivable, accounts payable, other current liabilities and debt approximate their fair value. All of these financial assets and liabilities are Level 1, except for debt, which is Level 2. There are no other Level 1 or Level 2 assets or liabilities recorded at December 31, 2018 and 2017.
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
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 for the years ended December 31, 2018 and 2017.
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

The Company considers the nature of renovations and the Company’s involvement during the construction period for leased office space to determine if it should be considered the owner of the construction project during the construction period. If the Company determines that it is the owner of the construction project, it is required to capitalize the fair value of the building as well as the construction costs incurred on its consolidated balance sheet along with a corresponding liability (build-to-suit accounting). Upon occupancy for build-to-suit leases, the Company assesses whether the circumstances qualify for sales recognition under the sale-leaseback accounting guidance. If the lease meets the sale-leaseback criteria, the Company will remove the asset and related financial obligation from the consolidated balance sheet and treat the building lease as an operating lease. If upon completion of construction, the project does not meet the sale-leaseback criteria, the leased property will continue to be treated as a build-to-suit lease asset and financing obligation for financial reporting purposes.
Internal-Use Software Development Costs
The Company capitalizes certain costs associated with website and application development and software developed or obtained for internal use. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the end of the preliminary project stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use, including stock-based compensation and other employee benefit costs. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are included in property and equipment, net in the consolidated balance sheet.
Capitalized internal-use software and website development costs are amortized on a straight-line basis over their estimated useful life, which is two years. Amortization expense is recorded in cost of revenue within the consolidated statements of operations. Maintenance and training costs are charged to expense as incurred and included in operating expenses.
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
During the years ended December 31, 2018 and 2017, the Company assessed qualitative factors and determined additional impairment testing was not required, therefore no goodwill impairment charges have been recorded during these periods.
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
Creator Signing Fees, Net
Creator signing fees, net represent contractual amounts paid to creators pursuant to event ticketing and payment processing agreements. Creator signing fees are additional incentives paid by the Company to secure exclusive ticketing and payment processing rights with certain creators. These payments are amortized over the life of the contract to which they relate on a straight-line basis. Creator signing fees are presented net of reserves and allowances for potentially unrecoverable amounts on the consolidated balance sheets. Amortization of creator signing fees is recorded as a reduction of revenue in the consolidated statements of operations.
Creator Advances, Net
Creator advances, net represent contractual amounts paid to creators pursuant to event ticketing and payment processing agreements. Creator advances provide the creator with funds in advance of the event and are subsequently recovered by withholding amounts due to the Company from the sale of tickets until the creator advance has been fully recovered. Creator advances are presented net of reserves and allowances for potentially unrecoverable amounts on the consolidated balance sheets.
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

Advertising
Advertising costs are charged to expense as incurred. The costs of developing advertising creative and trade show expenses are initially deferred and charged to expense in the period in which the advertising is displayed or the period the trade show occurs. Advertising expenses were $1.6 million, $1.9 million and $2.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Deferred Offering Costs
Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to anticipated equity offerings, are capitalized and offset against proceeds upon the consummation of the offerings within stockholders’ equity. The Company incurred $5.5 million of deferred offering costs in connection with its IPO, which are recorded within stockholders' equity as a reduction of the IPO proceeds.
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
The Company recognizes tax benefits from uncertain tax positions if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although the Company believes it has adequately provided for its uncertain tax positions, the Company can provide no assurance that the final tax outcome of these matters will not be materially different. The Company adjusts these allowances when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on the Company’s consolidated financial statements.
Foreign Currency Remeasurement
The functional currency of the Company’s international subsidiaries is the U.S. dollar. Accordingly, monetary balance sheet accounts are remeasured using exchange rates in effect at the balance sheet dates and non-monetary items are remeasured at historical exchange rates. Revenue and expenses are remeasured at the average exchange rates for the period. Foreign currency remeasurement and transaction gains and losses are included in other income (expense), net in the consolidated statements of operations. The Company recorded foreign currency rate remeasurement losses of $6.5 million, foreign currency rate remeasurement gains of $3.1 million and foreign currency rate remeasurement losses of $2.0 million during the years ended December 31, 2018, 2017 and 2016, respectively.

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
As of December 31, 2018 and 2017, there were no customers that represented 10% or more of the Company’s accounts receivable balance and there were no customers that individually exceeded 10% of the Company’s net revenue for any of the years ended December 31, 2018, 2017 and 2016, respectively.
Redeemable Convertible Preferred Stock Warrants
Freestanding warrants to purchase shares of redeemable convertible preferred stock are classified as liabilities on the consolidated balance sheets at their estimated fair value because the underlying shares of redeemable convertible preferred stock are contingently redeemable and, therefore, may obligate the Company to transfer assets at some point in the future. Such warrants are recorded at fair value upon issuance and remeasured to fair value at each reporting period through the consolidated statements of operations. The Company adjusts the redeemable convertible preferred stock warrant liability for changes in estimated fair value until the earlier of the exercise or expiration or the completion of a sale of the Company or an IPO. Upon the completion of the Company's IPO in September 2018, all of the Company's outstanding warrants to purchase shares of redeemable convertible preferred stock were automatically exercised into shares of the Company’s Class B common stock.
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
Recently Adopted Accounting Pronouncements
The Company adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) beginning January 1, 2018. The Company has elected to continue to estimate expected forfeitures as awards are granted. Additionally, the Company will prospectively present excess tax benefits as an operating activity on the consolidated statement of cash flows. The Company recognized the previously unrecognized excess tax benefits using the modified retrospective transition method, which did not result in a cumulative-effect adjustment to the opening balance of accumulated deficit in 2018 given the Company’s valuation allowance position. Without the valuation allowance, the Company’s deferred tax assets would have increased by $3.4 million.
The Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Clarifying the Classification of Certain Cash Receipts and Cash Payments beginning January 1, 2018 using a retrospective approach. This standard applies to the Company’s reporting requirements in the recording of debt prepayment and debt extinguishment and has been reflected in the consolidated financial statements.
Recently Issued Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. This standard is effective for public business entities for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. All other entities should adopt this update for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted. This standard will apply to the Company’s reporting requirements in performing goodwill impairment testing and the Company plans to adopt this standard January 1, 2019. The Company does not anticipate the adoption of this standard will have a material impact on its consolidated financial statements.

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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires lessees to put most leases on their balance sheets but recognize expenses on their income statement and eliminates the real estate-specific provisions for all entities. The guidance is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the amendments to the standard are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company intends to adopt this standard beginning January 1, 2020 and is currently evaluating the effect that implementation of this standard will have on its consolidated financial statements upon adoption.
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
3. Acquisitions
2018 Acquisitions
In August 2018, the Company acquired Picatic e-Ticket Inc. (Picatic), a Canadian ticketing company. The Company acquired Picatic primarily to bolster its engineering staff and enhance its ticketing solutions. The acquisition of Picatic has been accounted for as a business combination. The acquisition date fair value of the consideration transferred was $2.9 million, which consisted of $1.3 million in cash and 81 thousand shares of the Company’s common stock. Acquisition costs directly related to the Picatic transaction were $0.3 million and are included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2018.
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
In April 2018, the Company acquired Ticketea S.L. (Ticketea), a leading Spanish ticketing provider. The Company acquired Ticketea in order to enhance its ticketing solutions and expand in the Spanish market. The acquisition of Ticketea has been accounted for as a business combination. The acquisition date fair value of the consideration transferred was $11.4 million, which consisted of $3.6 million in cash and 0.7 million shares of the Company’s common stock. Of the 0.7 million shares, 0.1 million shares are being held in escrow for adjustments related to working capital requirements and breaches of representations, warranties and covenants. These escrowed shares will be released approximately 18 months from the acquisition date, net of any adjustments. Acquisition costs directly related to the Ticketea transaction were $0.5 million and are included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2018.
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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the respective acquisition dates (in thousands):

	Picatic	Ticketea	Total
Cash	$160	$17,852	$18,012
Funds and accounts receivable	10	1,058	1,068
Creator advances	—	532	532
Prepaid expenses and other current assets	87	127	214
Property and equipment	—	42	42
Other noncurrent assets	—	28	28
Accounts payable, creators	—	(19,671)	(19,671)
Other current liabilities	(121)	(628)	(749)
Intangible assets	507	3,094	3,601
Goodwill	2,219	8,937	11,156
Total purchase price	$2,862	$11,371	$14,233
The following table sets forth the components of identifiable intangible assets acquired (in thousands) and their estimated useful lives as of the date of acquisition (in years):

	Picatic	Estimated useful life	Ticketea	Estimated useful life
Customer relationships	$507	2.5	$2,475	5.0
Developed technology	—		619	1.0
Total acquired intangible assets	$507		$3,094
The amount of net revenue from the Picatic and Ticketea acquisitions included in the consolidated statements of operations for the year ended December 31, 2018 was $3.7 million.
2017 Acquisitions
In September 2017, the Company acquired 100% of the outstanding equity of Ticketfly, LLC (Ticketfly), a San Francisco based subsidiary of a publicly-held company. The Company acquired Ticketfly in order to expand the Company’s solutions for music-related events. The acquisition of Ticketfly has been accounted for as a business combination. The acquisition date fair value of the consideration transferred was $201.1 million, which consisted of $151.1 million in cash and $50.0 million in Convertible Promissory Notes (Promissory Note), which were paid and issued, respectively, at the closing of the transaction. The Promissory Note had a five year maturity from the date of issuance and bore interest at a rate of 6.5% per annum. Acquisition costs related to the Ticketfly transaction were $0.5 million and are included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2017.
In March 2018, the Company reached an agreement with the seller of Ticketfly to repay the Promissory Note. The face value of $50.0 million was settled in full for $34.7 million which represented $33.0 million of principal and $1.7 million of accrued interest. The Company recognized a gain of $17.0 million resulting from the extinguishment of the Promissory Note in the consolidated statements of operations for the year ended December 31, 2018. As discussed in Note 10, the Company recorded a net loss on debt extinguishment of $0.2 million for the year ended December 31, 2018.

In January 2017, the Company acquired 100% of the outstanding equity of TSTM Group Limited (ticketscript), a privately-held Dutch ticketing company with operations throughout Europe. The Company acquired ticketscript in order to enhance its ticketing solutions. The acquisition of ticketscript has been accounted for as a business combination. The acquisition date fair value of the consideration transferred was $33.4 million, which consisted of $7.7 million in cash, $7.5 million in promissory notes, 2.7 million shares of the Company’s common stock and options to purchase 0.3 million shares of Eventbrite common stock. These promissory notes were allowed to be prepaid at any time and the Company repaid these promissory notes in full, including accrued interest, in August 2017. Acquisition costs related to the ticketscript transaction were $1.2 million and are included in general and administrative expenses in the consolidated statements of operations. The Company retained certain former ticketscript employees under Eventbrite employment contracts and issued options to purchase an aggregate of 0.3 million shares of common stock in connection with those employment contracts. These options vest over time and compensation expense will be recorded over the associated service period.
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
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the respective acquisition dates (in thousands):

	Ticketfly	ticketscript	Total
Cash and restricted cash	$23,339	$3,492	$26,831
Funds and accounts receivable	4,263	4,208	8,471
Creator advances	8,567	—	8,567
Prepaid expenses and other current assets	1,213	242	1,455
Property and equipment	2,619	425	3,044
Other noncurrent assets	15	238	253
Accounts payable, creators	(29,909)	(7,950)	(37,859)
Other current liabilities	(2,138)	(836)	(2,974)
Accrued taxes	(6,179)	(1,799)	(7,978)
Deferred tax liabilities	—	(2,401)	(2,401)
Intangible assets	76,300	11,800	88,100
Goodwill	123,011	26,030	149,041
Total purchase price	$201,101	$33,449	$234,550
The following table sets forth the components of identifiable intangible assets acquired (in thousands) and their estimated useful lives as of the date of acquisition (in years):

	Ticketfly	Estimated useful life	ticketscript	Estimated useful life
Customer relationships	$60,500	8.0	$10,600	5.0
Developed technology	14,500	1.3	1,100	1.0
Trademark	1,300	1.3	100	1.0
Total acquired intangible assets	$76,300		$11,800

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

Year Ended
December 31, 2017
Net revenue	$235,096
Net loss	(199,222)
Pro forma information for the Ticketea, Picatic and ticketscript acquisitions is not presented as it is not material.
4. Goodwill and Acquired Intangible Assets, Net
The changes in the carrying amounts of goodwill was as follows (in thousands):

January 1, 2017	$9,725
Additions from acquisitions	149,041
At December 31, 2017	158,766
Additions from acquisitions	11,023
Measurement period and other adjustments	771
At December 31, 2018	$170,560
Acquired intangible assets consisted of the following as of the dates indicated (in thousands):

	December 31, 2017
	Cost	Accumulated Amortization	Net Book Value	Weighted- average remaining useful life (years)
Developed technology	$18,477	$6,679	$11,798	1.0
Customer relationships	71,502	4,743	66,759	7.2
Tradenames	1,600	616	984	1.0
Acquired intangible assets, net	$91,579	$12,038	$79,541

	December 31, 2018
	Cost	Accumulated Amortization	Net Book Value	Weighted- average remaining useful life (years)
Developed technology	$19,096	$18,628	$468	0.8
Customer relationships	74,484	14,979	59,505	6.2
Tradenames	1,600	1,600	—	0.0
Acquired intangible assets, net	$95,180	$35,207	$59,973

The Company recorded amortization expense related to acquired intangible assets as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of net revenue	$11,834	$5,083	$470
General and administrative	11,334	5,160	157
Total amortization of acquired intangible assets	$23,168	$10,243	$627

As of December 31, 2018, the total expected future amortization expense of acquired intangible assets by year is as follows (in thousands):

2019	$10,825
2020	10,443
2021	10,197
2022	8,202
Thereafter	20,306
Acquired intangible assets, net	$59,973
5. Accounts Receivable, Net
Accounts receivable, net is comprised of invoiced amounts to customers who use FPP for payment processing as well as other invoiced amounts. The following table summarizes the Company’s accounts receivable balance (in thousands):

	December 31,
	2018	2017	2016
Accounts receivable, customers	$5,651	$4,682	$3,081
Allowance for doubtful accounts	(1,582)	(1,797)	(1,099)
Accounts receivable, net	$4,069	$2,885	$1,982
6. Creator Signing Fees, Net
Creator signing fees are additional incentives paid by the Company to secure exclusive ticketing and payment processing rights with certain creators. As of December 31, 2018, these payments are being amortized over a weighted-average remaining contract life of 3.3 years on a straight-line basis. Amortization of creator signing fees is recorded as a reduction of revenue in the consolidated statements of operations and totaled $7.1 million, $4.3 million and $2.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. The following table summarizes the activity in creator signing fees (in thousands):

	December 31,
	2018	2017
Balance, beginning of period	$10,421	$6,906
Creator signing fees paid	15,973	8,552
Amortization of creator signing fees	(7,086)	(4,314)
Write-offs and other adjustments	(2,303)	(723)
Balance, end of period	$17,005	$10,421

Creator signing fees, net	$7,324	$4,235
Creator signing fees, noncurrent	9,681	6,186

7. Creator Advances, Net
Creator advances provide the creator with funds in advance of the event and are subsequently recovered by withholding amounts due to the Company from the sale of tickets for the event until the creator payment has been fully recovered. The following table summarizes the activity in creator advances for the periods indicated (in thousands):

	December 31,
	2018	2017
Balance, beginning of period	$20,076	$7,583
Acquired with Ticketfly transaction	—	8,567
Acquired with Ticketea transaction	532	—
Creator advances paid	21,466	14,701
Creator advances recouped	(16,158)	(8,681)
Write-offs and other adjustments	(2,774)	(2,094)
Balance, end of period	$23,142	$20,076

Creator advances, net	$21,255	$17,641
Creator advances, noncurrent	1,887	2,435
8. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following as of the dates indicated (in thousands):

	December 31,
	2018	2017
Building and improvements	$33,277	$33,277
Capitalized internal-use software development costs	35,201	27,392
Furniture and fixtures	3,557	3,206
Computers and computer equipment	11,676	9,716
Leasehold improvements	5,084	2,950
	88,795	76,541
Less: Accumulated depreciation and amortization	(44,576)	(34,049)
Property, plant and equipment, net	$44,219	$42,492
Depreciation expense, excluding the amortization of capitalized internal-use software development costs, totaled $5.2 million, $4.1 million and $2.6 million for the years ended December 31, 2018, 2017, and 2016 respectively.
The Company recorded the following amounts related to capitalized internal-use software development costs during the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Internal-use software development costs capitalized during the period	$7,809	$6,725	$6,050
Amortization of capitalized internal-use software	6,240	5,102	4,458
Impairments of capitalized internal-use software	—	88	490
Stock-based compensation expense included in capitalized internal-use software development costs was $0.6 million for each of the years ended December 31, 2018, 2017 and 2016.

9. Commitments and Contingencies
Operating Leases
The Company leases office space under various noncancelable operating leases that expire at various dates through 2028. Rent expense from operating leases totaled $3.0 million, $2.1 million and $1.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company also recognized sublease income of $3.6 million, $3.1 million and $3.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Land lease expense was $0.9 million for each of the years ended December 31, 2018, 2017 and 2016. Interest expense related to the Company’s build-to-suit lease was $3.4 million, $3.5 million and $3.5 million for each of the years ended December 31, 2018, 2017 and 2016, respectively.
As of December 31, 2018, the future minimum lease payments and sublease rental payments under noncancelable leases are as follows (in thousands):

	Build-to-Suit Lease	Operating Leases	Sublease Income	Total
2019	$5,604	$2,514	$(4,003)	$4,115
2020	5,772	2,360	(4,003)	4,129
2021	1,942	1,870	(1,167)	2,645
2022	—	1,678	—	1,678
2023	—	1,483	—	1,483
Thereafter	—	3,770	—	3,770
Total minimum payments (income)	13,318	13,675	(9,173)	17,820
Less: Amount representing interest and taxes	(7,564)	—	—	(7,564)
Total	$5,754	$13,675	$(9,173)	$10,256
In May 2018, the Company entered into a ten-year operating lease for its office space in Cork, Ireland. The lease expires in 2028. Monthly rent payments, which are included in the table above, are due beginning in January 2019 and total $0.4 million per year.

Letters of Credit
The Company has issued letters of credit under lease and other agreements, which have been collateralized with cash. This cash is classified as noncurrent restricted cash on the consolidated balance sheets based on the term of the underlying agreements. As of December 31, 2018, the Company had an outstanding letter of credit for $1.0 million related to its leased office space in San Francisco, California. In connection with the Ticketfly acquisition, the Company acquired a lease for which there was a letter of credit for $0.8 million. This letter of credit was terminated and the related restricted cash became unrestricted in the year ended December 31, 2018 as the underlying lease was terminated.
Creator Signing Fees and Creator Advances
Creator signing fees and creator advances represent contractual amounts paid in advance to customers pursuant to event ticketing and payment processing agreements. Certain of the Company’s contracts include terms where future payments to creators are committed to as part of the overall ticketing arrangement. The following table presents, by year, the future creator payments committed to under contract but not yet paid as of December 31, 2018 (in thousands):

2019	$8,328
2020	3,578
2021	386
2022	19
2023 and thereafter	—
$12,311
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
The Company is currently under audit in certain domestic jurisdictions with regard to indirect tax matters. The Company establishes reserves for indirect tax matters when it determines that the likelihood of a loss is probable, and the loss is reasonably estimable. Accordingly, the Company has established a reserve for the potential settlement of issues related to sales and other indirect taxes in the amount of $19.2 million and $28.9 million as of December 31, 2018 and 2017, respectively. These amounts, which represent management’s best estimates of its potential liability, include potential interest and penalties of $1.2 million and $3.5 million as of December 31, 2018 and 2017, respectively.
In June 2018, the Company publicly announced that a criminal was able to penetrate the Ticketfly website and steal certain consumer data, including names, email addresses, shipping addresses, billing addresses and phone numbers. For a short time, the Company disabled the Ticketfly platform to contain the risk of the cyber incident, which disabled ticket sales through Ticketfly during that period. Because of this incident, the Company has incurred costs related to responding to and remediating this incident and has suffered a loss of revenue for the period during which the Ticketfly platform was disabled. During the year ended December 31, 2018, the Company recorded an amount of $7.0 million for costs associated with this incident, of which $6.7 million was recorded as a reduction to net revenue and $0.3 million was recorded as an operating expense. This amount represents the Company’s best estimate of the total amount of creator accommodations to be made as a result of the incident. The Company also recorded $6.6 million related to insurance proceeds to be received from the Ticketfly incident as a reduction in general and administrative expenses in the year ended December 31, 2018. Such proceeds are a partial reimbursement for accommodations to creators which are recorded as contra revenue. As of December 31, 2018, the Company had a remaining liability balance of $0.3 million related to future accommodation payments and a $0.6 million receivable for insurance proceeds.
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
10. Term Loans and Debt
Term loans consisted of the following at the dates indicated (in thousands):

	December 31,
	2018	2017
Outstanding principal balance and accrued interest	$73,594	$29,704
Less: Unamortized discount and debt issuance costs	(872)	(3,035)
Total term loans	$72,722	$26,669

Current portion of term loans	$5,635	$—
Term loans	67,087	26,669
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

The Company determined that these contingent prepayment features under the WTI term loans are embedded derivative assets, requiring bifurcation and separate accounting. These embedded derivatives initially had a fair value of $2.1 million as determined in May 2018 and immediately prior to the Company's repayment of the WTI debt (discussed below), the fair value of the embedded derivatives was determined to be $4.2 million. During the year ended December 31, 2018, the Company recorded the $2.1 million change in fair value of the term loan embedded derivatives in other income (expense), net on the consolidated statements of operations.
In September 2018, five days after the completion of the IPO, the Company exercised its prepayment option and fully repaid all amounts outstanding under the WTI Loan Facilities. The Company made a total cash payment of $81.6 million, consisting of $74.2 million of contractual principal and $7.4 million in prepayment penalties. The carrying value of the WTI Loan Facilities at the time of retirement was $68.7 million. This is less than the contractual principal paid to retire the debt due to (i) the fair value of the redeemable convertible preferred stock warrants that were issued in connection with the WTI Loan Facilities, which was bifurcated and accounted for as a discount to the face value of the WTI debt; and (ii) the fair value of the term loan embedded derivative which was bifurcated and accounted for as a premium to the face value of the WTI debt. In connection with the retirement of the WTI Loan Facilities, the Company recorded a loss on debt extinguishment of $17.2 million. Refer to Note 3 for discussion of the Company's gain on debt extinguishment recorded in connection with the retirement of the Promissory Note, resulting in a total net loss on debt extinguishment of $0.2 million for the year ended December 31, 2018. As of December 31, 2018, there are no amounts outstanding under the WTI Loan Facilities and all underlying agreements have been terminated.
In September 2018, the Company entered into a senior secured credit facility with a syndicate of banks consisting of $75.0 million aggregate principal amount of term loans (the New Term Loans) and a $75.0 million revolving credit facility (the New Revolving Credit Facility, and together with the New Term Loans, the New Credit Facilities). The New Term Loans were fully funded in September 2018 and the Company received cash proceeds of $73.6 million, net of arrangement fees of $1.1 million and upfront fees of $0.3 million. The Company has made no draw on the New Revolving Credit Facility as of December 31, 2018.
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
All outstanding amounts under the New Credit Facilities bear interest, at the Company's options, at (i) a reserve adjusted LIBO Rate plus a margin between 2.25% and 2.75% or (ii) a base rate plus a margin between 1.25% and 1.75%, in each case determined on a quarterly basis based on the Company's consolidated total leverage ratio. The current annual interest rate for the New Term Loans is 4.88% as of December 31, 2018.
The New Credit Facilities contain customary conditions to borrowing, events of default, and covenants. Financial covenants include maintaining a (i) maximum consolidated total leverage ratio; (ii) minimum consolidated interest coverage ratio; and (iii) minimum liquidity ratio. The Company was in compliance with all debt covenants as of December 31, 2018.
As of December 31, 2018, the contractual principal payments for the New Term Loans for the next five years are as follows (in thousands):

2019	$5,625
2020	6,563
2021	7,500
2022	7,500
2023	46,406
Total	$73,594

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
Refer to Note 2 for discussion of the significant inputs used to determine the fair value of the redeemable convertible preferred stock warrants. The following table represents the changes in the liability relating to the redeemable convertible preferred stock warrants (in thousands):

Balance as of January 1, 2017	$—
Issuances	5,071
Change in fair value	2,200
Balance as of December 31, 2017	7,271
Issuances	4,603
Change in fair value	9,591
Automatic conversion in connection with initial public offering	(21,465)
Balance as of December 31, 2018	$—
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
Common Stock
2004 and 2010 Stock Option Plans
In 2004, the board of directors and shareholders of the Company authorized and ratified the 2004 Stock Plan (2004 Plan), as amended. The 2004 Plan allows for the issuance of incentive stock options (ISOs), non-statutory stock options (NSOs) and stock purchase rights. The 2004 Plan states the maximum aggregate number of shares that may be subject to options or stock purchase rights and sold under the plan is 6,000,000 shares.
In 2010, the board of directors and shareholders of the Company authorized and ratified the 2010 Stock Plan (2010 Plan), as amended. The 2010 Plan allows for the issuance of ISOs, NSOs and stock purchase rights. The 2010 Plan states the maximum aggregate number of shares that may be subject to options or stock purchase rights and sold under the plan is 30,663,761 shares.

2018 Stock Option and Incentive plan
In August 2018, the 2018 Stock Option and Incentive Plan (2018 Plan) was adopted by the board of directors and approved by the shareholders and became effective in connection with the IPO. The 2018 Plan replaces the 2010 Plan as the board of directors has determined not to make additional awards under the 2010 Plan. The 2010 Plan will continue to govern outstanding equity awards granted thereunder. We initially reserved 7.7 million shares of Class A common stock for the issuance of awards under the 2018 Plan and 7.2 million shares of Class A common stock are reserved as of December 31, 2018.
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
As of December 31, 2018, there were 22,012,597 options issued and outstanding and 10,867,313 shares available for issuance under the 2004 Plan, 2010 Plan and 2018 Plan (collectively, the Plans).
Beginning January 1, 2019, and each January 1 thereafter, the number of shares of stock reserved and available for issuance under the 2018 Plan will cumulatively increase by five percent of the number of shares of Class A and Class B common stock outstanding on the immediately preceding December 31, or a lesser number of shares as approved by the board of directors.
Stock options granted typically vest over a four-year period from the date of grant. Options awarded under the Plans may be granted at an exercise price per share not less than the fair value at the date of grant and are exercisable up to ten years. Stock option activity under the Plans is as follows:

	Outstanding options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2016	13,669,181	$4.60	5.9	$26,710
Granted	7,332,168	7.06
Exercised	(1,376,872)	1.24		7,600
Cancelled	(923,210)	6.14
Balance as of December 31, 2017	18,701,267	5.73	7.3	29,728
Granted	6,824,057	12.68
Exercised	(1,727,899)	4.69		16,816
Cancelled	(1,784,828)	7.19
Balance as of December 31, 2018	22,012,597	7.85	7.1	439,382
Vested and exercisable as of December 31, 2017	10,731,138	4.72	5.5	28,112
Vested and expected to vest as of December 31, 2017	17,781,271	5.65	6.8	29,978
Vested and exercisable as of December 31, 2018	12,462,693	5.75	5.6	274,883
Vested and expected to vest as of December 31, 2018	20,926,797	7.69	7.0	421,047
2018 Employee Stock Purchase plan

In August 2018, the board of directors adopted, and stockholders approved, the 2018 Employee Stock Purchase Plan (“ESPP”). A total of 1,534,500 shares of the Company’s Class A common stock have been initially authorized for issuance under the 2018 ESPP. Subject to any plan limitations, the 2018 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their earnings for the purchase of the Company’s Class A common stock at a discounted price per share. Except for the initial offering period, the ESPP provides for separate six-month offering periods. The initial offering period will run from September 20, 2018 through May 31, 2019. Unless otherwise determined by the board of directors, the Company’s Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is the lesser of (1) 85% of the fair market value of the Company’s Class A common stock on the first trading day of the offering period, which for the initial offering period is the price at which shares of the Company’s Class A common stock were first sold to the public, or (2) 85% of the fair market value of the Company’s Class A common stock on the last trading day of the offering period. During the year ended December 31, 2018, no shares of Class A common stock were purchased under the 2018 ESPP. The total expense related to the 2018 ESPP for year ended December 31, 2018 was $0.4 million.

Beginning January 1, 2019 and each January 1 thereafter, the number of shares of Class A common stock reserved and available for issuance under the ESPP will be cumulatively increased by the lesser of (1) 1,534,500 shares of Class A common stock, (2) one percent of the number of shares of Class B common stock of the Company outstanding on the immediately preceding December 31 or (3) a lesser number of shares of Class A common stock as determined by the board of directors.
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
At December 31, 2018 and December 31, 2017, outstanding common stock included 55,537 and 103,133 shares, respectively, subject to repurchase related to stock options early exercised and unvested. The Company had a liability of $0.4 million and $0.8 million as of December 31, 2018 and 2017, respectively, related to early exercises of stock options. The liability is reclassified into stockholders’ equity as the awards vest.
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
The following range of assumptions were used to estimate the fair value of stock options granted to employees:

Year Ended December 31,
	2018	2017	2016
Expected dividend yield	—	—	—
Expected volatility	43.5 - 48.2%	40.7 - 57.1%	57.6 - 62.8%
Risk-free interest rate	2.96 - 3.09%	1.92 - 2.1%	1.14 - 1.93%
Expected term (years)	5.28 - 6.08	5.02 - 6.08	6.02 - 6.08
The weighted-average fair value of stock options granted was $8.16, $3.25 and $4.06 for the year ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, the total unrecognized stock-based compensation related to unvested options outstanding was $51.3 million and $23.7 million, respectively, to be recognized over a weighted-average period of 2.73 years and 2.68 years, respectively.
The following range of assumptions were used to estimate the purchase rights granted under the 2018 ESPP on the first day of the offering period:

Year Ended
December 31, 2018
Expected dividend yield	—
Expected volatility	48.52%
Risk-free interest rate	2.37%
Expected term (years)	0.69

Restricted Stock Units
In 2011, the Company granted 802,900 shares of restricted stock units (RSUs) to one of its executive officers. The RSUs would fully vest upon the occurrence of a qualifying event, defined as a change of control or initial public offering of the Company under the Securities Act of 1933, as amended, within six years of the grant date. There is no time or service condition. On November 3, 2017, the Restricted Stock Unit Agreement was amended to modify the expiration date of November 9, 2017 to December 31, 2017. These RSUs expired on December 31, 2017 and on January 1, 2018, the Company granted RSUs with identical terms and conditions to the same executive officer with an expiration date of December 31, 2024. The Company completed its IPO in September 2018 and satisfied the performance condition. The Company recognized $6.9 million of stock-based compensation expense, based on the fair value of the award when it was granted, which is included in general and administrative expenses for the year ended December 31, 2018.
In May 2018, the Company granted a total of 230,000 shares of RSUs. These RSUs have both a service and performance condition. The service condition is satisfied by continued employment with the Company and these shares will lapse over a period of four years. The performance condition is the occurrence of a qualifying event, defined as a change of control or initial public offering of the Company under the Securities Act of 1933, as amended, within 10 years of the grant date. The performance condition has been satisfied due to the IPO taking place in September 2018 and the Company began recognizing expense for these awards. As of December 31, 2018, the Company has recognized $0.4 million of stock-based compensation expense related to these RSUs.
Restricted stock activity for the year ended December 31, 2018 is presented as follows:

	Outstanding RSUs and RSAs	Weighted-average grant date fair value per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance at December 31, 2017	802,900	$8.65
Vested	(805,893)
Awarded	686,072	16.09
Cancelled	(8,799)	31.79
Balance at December 31, 2018	674,280	24.75	1.9	$18,752
Vested and expected to vest as of December 31, 2018	532,623	24.80	1.7	14,812
The Company recognized $8.7 million of stock-based compensation expense related to RSUs during the year ended December 31, 2018, and as of that date, the total unrecognized stock-based compensation related to RSUs outstanding was $12.3 million and will be recognized over a weighted-average period of 3.56 years.
Sales of the Company’s Stock
In May 2018, employees and former employees of the Company sold an aggregate of 1.3 million shares of the Company’s common stock to entities affiliated with an existing investor at a purchase price of $13.12 per share, for an aggregate purchase price of $17.2 million. The purchase price was in excess of the fair value of such shares. As a result, during the year ended December 31, 2018, the Company recorded the excess of the purchase price above fair value of $2.2 million as compensation expense.
13. Net Loss Per Share
The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company considered all series of redeemable convertible preferred stock to have been participating securities as the holders were entitled to receive non-cumulative dividends on a pari passu basis in the event that a dividend was paid on common stock. Under the two-class method, the net loss attributable to common stockholders is not allocated to the redeemable convertible preferred stock as the holders of redeemable convertible preferred stock do not have a contractual obligation to share in losses.

Under the two-class method, basic net loss per share attributable to common stockholders is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, stock options to purchase common stock, early exercised stock options, and warrants to purchase redeemable convertible preferred stock and common stock are considered common shares equivalents, but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive. Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting net loss per share attributed to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Net loss	$(64,078)	$(38,547)	$(40,392)
Weighted-average shares used in computing net loss per share, basic and diluted	37,540	19,500	16,291
Net loss per share, basic and diluted	$(1.71)	$(1.98)	$(2.48)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect (in thousands):

	December 31,
	2018	2017	2016
Redeemable convertible preferred stock (on an if-converted basis)	—	41,628	33,446
Stock-options to purchase common stock	22,013	18,701	13,709
Redeemable convertible preferred stock warrants	—	618	—
Restricted stock units	686	803	803
Early exercised options	56	115	151
Total	22,755	61,865	48,109

14. Income Taxes

Loss before the provision for (benefit from) income taxes consisted of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$(50,133)	$(31,681)	$(37,901)
International	(12,795)	(6,879)	(2,360)
Total	$(62,928)	$(38,560)	$(40,261)

The components of the Company's income tax provision (benefit) were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current tax expense
Federal	$234	$—	$—
State	(10)	109	19
Foreign	823	278	170
Total current tax expense	1,047	387	189
Deferred tax expense (benefit)
Federal	317	99	15
State	153	55	1
Foreign	(367)	(554)	(74)
Total deferred tax expense (benefit)	103	(400)	(58)
Total income tax provision (benefit)	$1,150	$(13)	$131

The reconciliation of the Federal statutory income tax provision to the Company’s effective income tax provision is as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Federal tax benefit at statutory rate	$(13,298)	$(13,147)	$(13,733)
State tax	(10)	2,009	20
Foreign rate differential	1,315	2,513	1,125
Non-deductible permanent items	4,129	1,142	693
Stock-based compensation	(1,178)	1,950	2,184
Tax credits	(922)	(1,702)	—
Change in valuation allowance	11,114	(14,653)	9,842
Tax Act-revaluation of deferred taxes	—	21,875	—
Total	$1,150	$(13)	$131

On December 22, 2017, the Tax Act was enacted into law in the United States. The Tax Act significantly revises U.S. corporate income tax law by, among other things, lowering U.S. corporate income tax rates from 35% to 21%, implementing a territorial tax system, and imposing a one-time transition tax on deemed repatriated earnings of non-U.S. subsidiaries.

The U.S. tax law changes will not have a significant impact on the Company’s tax expense in the short-term due to the Company’s large net operating loss and tax credit carryovers and associated valuation allowance. The Tax Act’s new international rules, including Global Intangible Low-Taxed Income (GILTI), Foreign Derived Intangible Income (FDII), and Base Erosion Anti-Avoidance Tax (BEAT) are effective beginning in 2018. For 2018, the Company has included the effects of the Tax Act in its financial statements and concluded the impact was not material.

Regarding the new GILTI tax rules, the Company is required to make an accounting policy election to either treat taxes due on future GILTI inclusions in U.S. taxable income as a current period expense when incurred or reflect such portion of the future GILTI inclusions in U.S. taxable income that relate to existing basis differences in the Company's current measurement of deferred taxes. The Company has made a policy election to treat GILTI taxes as a current period expense.
Pursuant to SEC Staff Accounting Bulletin (SAB) 118 (regarding the application of ASC 740, Income Taxes (ASC 740) associated with the enactment of the Tax Act), the Company believes its accounting under ASC 740 for the provisions of the Tax Act is now complete.

The Company’s deferred tax assets and liabilities as of the dates indicated were as follows (in thousands):

	Year Ended December 31,
	2018	2017
Deferred tax assets:
Net operating losses	$50,154	$39,970
Accrual and reserves	7,725	7,845
Tax credit carry-forward	8,503	6,683
Stock-based compensation	5,944	3,642
Depreciation and amortization	4,735	2,593
Total deferred tax assets	77,061	60,733
Valuation allowance	(75,436)	(58,748)
Net deferred tax assets	1,625	1,985
Deferred tax liabilities:
Depreciation and amortization	(3,665)	(3,925)
Net deferred taxes	$(2,040)	$(1,940)

The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the Company’s history of net operating losses, the Company believes it is more likely than not that the vast majority of its federal, state, and certain foreign deferred tax assets will not be realized as of December 31, 2018 and December 31, 2017. The total valuation allowance recorded as of December 31, 2018, 2017 and 2016 was $75.4 million, $58.7 million and $59.8 million, respectively. The activity in the Company's deferred tax asset valuation allowance for the periods indicated was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of period	$58,748	$59,806	$48,390
Charged to costs and expenses	13,243	—	11,416
Charged to other accounts	3,445	—	—
Deductions	—	(1,058)	—
Balance, end of period	$75,436	$58,748	$59,806

As of December 31, 2018 and 2017, the Company has net operating loss carryforwards for federal income tax purposes of $140.6 million and $135.9 million, respectively, available to reduce future taxable income. The federal net operating loss carryforwards will begin to expire, if not utilized, in 2025. In addition, the Company has $49.6 million and $46.0 million of net operating loss carryforwards available to reduce future taxable income for California state income tax purposes for year ended December 31, 2018 and 2017, respectively. The state net operating loss carryforwards will begin to expire, if not utilized, in 2023. The federal and state net operating loss carryforwards are subject to various annual limitations under Section 382 of the Internal Revenue Code and similar state provisions.

As of December 31, 2018, the Company had Federal and California Research and Development Credits of $7.8 million and $6.6 million, respectively. The Federal Research and Development Credits will begin to expire, if not utilized, in 2031. The California Research and Development Credits do not expire as it has an indefinite life. As of December 31, 2018 and 2017, the Company had California EZ Hiring Tax Credits of $2.2 million. The California Hiring Tax Credits will begin to expire, if not utilized, in 2019.

As of December 31, 2018, 2017 and 2016, the Company had unrecognized tax benefits of $7.2 million, $5.5 million and zero, respectively, which would not affect the effective tax rate because of the Company's valuation allowance position. A reconciliation of the unrecognized tax benefit for the periods indicated is as follows (in thousands):

Balance as of December 31, 2016	$—
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	1,526
Gross amount of increases in unrecognized tax benefits for tax positions taken in prior period	3,970
Balance as of December 31, 2017	5,496
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	1,744
Gross amount of decreases in unrecognized tax benefits for tax positions taken in prior period	—
Balance as of December 31, 2018	$7,240

The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year or otherwise directly related to an existing deferred tax asset, in which case the uncertain tax position is recorded net of the asset on the consolidated balance sheet. As of December 31, 2018, $7.2 million of the Company’s gross unrecognized tax benefits were recorded as a reduction of the related deferred tax assets.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. The amount of interest and penalties accrued as of December 31, 2017 and 2018 was zero.

The Company does not anticipate that its total unrecognized tax benefits will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. states and certain foreign jurisdictions. Material jurisdictions where the Company is subject to potential examination include the United States, United Kingdom and Netherlands. The Company is subject to examination in these jurisdictions for all years since 2006. Fiscal years outside the normal statute of limitation remain open to audit due to tax attributes generated in the early years which have been carried forward and may be audited in subsequent years when utilized. The Company is not currently under examination for income taxes in any jurisdiction.
15. Geographic Information

The following table presents the Company's total net revenue by geography based on the currency of the underlying transaction (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$211,705	$141,118	$97,454
International	79,906	60,479	36,045
Total net revenue	$291,611	$201,597	$133,499

No individual country included in the International line above represents more than 10% of the total consolidated net revenue for any of the periods presented. Substantially all of the Company's long-lived assets are located in the United States.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of December 31, 2018. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2018 in connection with our 2019 annual meeting of stockholders (the Proxy Statement), and is incorporated herein by reference.

Codes of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees, which is available on our website at (investor.eventbrite.com) under "Corporate Governance." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Code of Business Conduct and Ethics and by posting such information on the website address and location specified above.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this report:

1. Financial Statements

See Index to Financial Statements at Item 8 herein.

2. Financial Statement Schedules

Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below.

Exhibit Index

	Description of Exhibits	Incorporated by Reference
Exhibit Number		Form	Exhibit Number	Date Filed

2.1	Membership Interest Purchase Agreement, dated June 9, 2017 by and among Eventbrite, Inc.,Pandora Media, Inc. and Ticketfly, LLC.	S-1	2.1	August 23, 2018
2.2	Amendment No. 1 to Membership Interest Purchase Agreement, dated June 9, 2017 by and among Eventbrite, Inc., Pandora Media, Inc. and Ticketfly, LLC, dated September 1, 2017.	S-1	2.2	August 23, 2018
2.3	Amendment No. 2 to Membership Interest Purchase Agreement, dated June 9, 2017 by and among Eventbrite, Inc., Pandora Media, Inc., and Ticketfly, LLC, dated March 30, 2018.	S-1	2.3	August 23, 2018
3.2	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	August 28, 2018
3.4	Amended and Restated Bylaws.	S-1/A	3.4	August 28, 2018
4.1	Form of Class A Common Stock Certificate.	S-1/A	4.1	September 7, 2018
4.2	Amended and Restated Investors’ Rights Agreement, dated August 30, 2017, by and among the Registrant and certain of its stockholders.	S-1	4.2	August 23, 2018

10.1	Lease for 155 5th Street, San Francisco, CA, dated December 6, 2013, by and between the Registrant and University of the Pacific, as amended.	S-1	10.1	August 23, 2018
10.2	Loan and Security Agreement, dated June 30, 2017, by and among the Registrant, Venture Lending & Leasing VII, Inc. and Venture Lending & Leasing VIII, Inc., as supplemented.	S-1	10.2	August 23, 2018
10.3	Loan and Security Agreement, dated May 29, 2018, between the Registrant and Venture Lending & Leasing VIII, Inc., as supplemented.	S-1	10.3	August 23, 2018
10.4#	Senior Executive Cash Incentive Bonus Plan.	S-1	10.4	August 23, 2018
10.5#	Non-Employee Director Compensation Policy.	S-1	10.5	August 23, 2018
10.6#	Andrew Dreskin’s 2018 Executive Bonus Plan.
10.7#	Eventbrite, Inc. (f/k/a Mollyguard Corporation) 2004 Stock Plan, as amended, and forms of agreements thereunder.	S-1	10.7	August 23, 2018
10.8#	Eventbrite, Inc. 2010 Stock Plan, as amended, and forms of agreements thereunder.	S-1/A	10.8	August 28, 2018
10.9#	Eventbrite, Inc. 2018 Stock Option and Incentive Plan and forms of agreements thereunder.
10.10#	Eventbrite, Inc. 2018 Employee Stock Purchase Plan.	S-1	10.10	August 23, 2018
10.11#	Form of Indemnification Agreement, between the Registrant and each of its directors.	S-1	10.11	August 23, 2018
10.12#	Employment Offer Letter, dated September 15, 2017, as amended, between the Registrant and Andrew Dreskin.	S-1	10.22	August 23, 2018
10.13#	Promotion Letter, dated April 21, 2016, between the Registrant and Julia Hartz.	S-1	10.13	August 23, 2018
10.14#	Offer Letter, dated November 30, 2005, between Mollyguard Corporation and Julia (Steen) Hartz.	S-1	10.14	August 23, 2018
10.15#	Offer Letter, dated April 15, 2013, between the Registrant and Randy Befumo.	S-1	10.15	August 23, 2018
10.16#	Promotion Letter, dated January 13, 2016, between the Registrant and Matthew Rosenberg.	S-1	10.16	August 23, 2018
10.17#	Offer Letter, dated August 20, 2012, between the Registrant and Matthew Rosenberg.	S-1	10.17	August 23, 2018
10.18#	Form of Executive Severance and Change in Control Agreement between the Registrant and each of its executives.	S-1/A	10.18	August 28, 2018
10.19	Warrant to Purchase Shares of Preferred Stock of the Registrant issued to Venture Lending & Leasing VII, LLC, dated June 30, 2017.	S-1	10.19	August 23, 2018
10.20	Warrant to Purchase Shares of Preferred Stock of the Registrant issued to Venture Lending & Leasing VIII, LLC, dated June 30, 2017.	S-1	10.20	August 23, 2018
10.21	Warrant to Purchase Shares of Preferred Stock of the Registrant issued to Venture Lending & Leasing VIII, LLC, dated May 29, 2018.	S-1	10.21	August 23, 2018
10.22#	Restricted Stock Unit Agreement, dated January 1, 2018, between the Registrant and Kevin Hartz.	S-1	10.22	August 23, 2018
10.23#	Non-Employee Directors’ Deferred Compensation Program.	S-1/A	10.23	September 7, 2018

10.24#	Offer letter, dated July 17, 2017, between the Registrant and Omer Cohen.	S-1/A	10.24	September 7, 2018
10.25.1	Convertible Subordinated Promissory Note, dated as of September 1, 2017, by the Registrant in favor of Pandora Media, Inc.	S-1/A	10.25.1	September 6, 2018
10.25.2	Cancellation of Promissory Note, dated as of March 30, 2018, by Pandora Media, Inc.	S-1/A	10.25.2	September 6, 2018
10.26	Credit Agreement, dated as of September 27, 2018, among Eventbrite, Inc., as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	10.1	October 1, 2018
10.27#	Offer letter, dated October 26, 2015, between the Registrant and Samantha Harnett.
10.28#	Offer letter, dated November 5, 2018, between the Registrant and Deborah Sharkey.
10.29#	Offer letter, dated December 23, 2017, between the Registrant and Brian Irving.
10.30#	Offer letter, dated March 1, 2012, between the Registrant and Patrick Poels.
10.31#	Offer letter, dated January 15, 2019, between the Registrant and Shane Crehan.	8-K	10.1	January 23, 2019
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney (contained on signature page hereto)
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

# Indicates management contract or compensatory plan, contract or agreement.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 7, 2019	Eventbrite, Inc.

	By:	/s/ Julia Hartz
Julia Hartz
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Julia Hartz, Randy Befumo and Samantha Harnett, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Julia Hartz	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2019
Julia Hartz

/s/ Randy Befumo	Chief Financial Officer (Principal Financial Officer)	March 7, 2019
Randy Befumo

/s/ Shane Crehan	Chief Accounting Officer (Principal Accounting Officer)	March 7, 2019
Shane Crehan

/s/ Katherine August de-Wilde	Director	March 7, 2019
Katherine August de-Wilde

/s/ Roelof Botha	Lead Independent Director	March 7, 2019
Roelof Botha

/s/ Andrew Dreskin	President of Music and Director	March 7, 2019
Andrew Dreskin

/s/ Kevin Hartz	Chairman and Director	March 7, 2019
Kevin Hartz

/s/ Jane Lauder	Director	March 7, 2019
Jane Lauder

/s/ Sean P. Moriarty	Director	March 7, 2019
Sean P. Moriarty

/s/ Lorrie M. Norrington	Director	March 7, 2019
Lorrie M. Norrington

/s/ Helen Riley	Director	March 7, 2019
Helen Riley

/s/ Steffan C. Tomlinson	Director	March 7, 2019
Steffan C. Tomlinson