Form 10-Q
period 2019-03-31
Eventbrite, Inc.
filed 2019-05-01
CIK 1475115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

155 5th Street, 7th Floor San Francisco, CA 94103 (415) 692-7779 (Address, including zip code and telephone number, including area code, of Registrant's principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock, $0.00001 par value	EB	The New York Stock Exchange
__________________________________________________________________________________________________
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 15, 2019, 36,241,811 shares of the Registrant's Class A common stock and 44,414,919 shares of registrant's Class B common stock were outstanding.

EVENTBRITE, INC.

		Page
PART I
Item 1.	Unaudited Interim Condensed Consolidated Financial Statements	4
	Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018	4
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2019 and 2018	5
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three Months Ended March 31, 2019 and 2018	6
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018	7
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41

PART II
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 6.	Exhibits	44
Signatures		45

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "appears," "shall," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our future financial performance, including our revenue, costs of revenue and operating expenses; our anticipated growth and growth strategies and our ability to effectively manage that growth; our ability to achieve and grow profitability; the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs; our ability to maintain the security and availability of our platform; our predictions about industry and market trends; our ability to attract and retain creators; our ability to successfully expand internationally; our ability to maintain, protect and enhance our intellectual property; our ability to comply with modified or new laws and regulations applying to our business; our ability to successfully defend litigation brought against us; the increased expenses associated with being a public company; and our outstanding debt under our term loan facility. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties, and other factors described in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events.

All forward-looking statements are based on information and estimates available to us at the time of this Quarterly Report on Form 10-Q and are not guarantees of future performance. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I

Item 1. Unaudited Interim Condensed Consolidated Financial Statements

EVENTBRITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$533,363	$437,892
Funds receivable	54,395	58,697
Accounts receivable, net	5,174	4,069
Creator signing fees, net	8,068	7,324
Creator advances, net	24,124	21,255
Prepaid expenses and other current assets	15,768	16,467
Total current assets	640,892	545,704
Property, plant and equipment, net	45,024	44,219
Goodwill	170,560	170,560
Acquired intangible assets, net	57,174	59,973
Restricted cash	510	1,508
Creator signing fees, noncurrent	11,052	9,681
Creator advances, noncurrent	2,610	1,887
Other assets	3,183	3,352
Total assets	$931,005	$836,884
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, creators	$353,389	$272,201
Accounts payable, trade	1,783	1,028
Accrued compensation and benefits	7,157	5,586
Accrued taxes	6,697	8,028
Current portion of term loan	8,017	5,635
Other accrued liabilities	17,179	15,726
Total current liabilities	394,222	308,204
Build-to-suit lease financing obligation	28,225	28,510
Accrued taxes, noncurrent	15,544	15,691
Term loan	65,733	67,087
Other liabilities	2,368	2,170
Total liabilities	506,092	421,662
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized, 80,435,123 shares issued and outstanding as of March 31, 2019; 1,100,000,000 shares authorized, 78,546,874 shares issued and 78,358,394 shares outstanding as of December 31, 2018	—	—
Treasury stock, at cost; no shares as of March 31, 2019 and 188,480 shares as of December 31, 2018	—	(488)
Additional paid-in capital	738,206	718,405
Accumulated deficit	(313,293)	(302,695)
Total stockholders’ equity	424,913	415,222
Total liabilities and stockholders’ equity	$931,005	$836,884

(See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net revenue	$81,326	$74,526
Cost of net revenue(1)	30,518	28,084
Gross profit	50,808	46,442
Operating expenses(1):
Product development	14,264	8,834
Sales, marketing and support	21,170	20,472
General and administrative	25,519	20,227
Total operating expenses	60,953	49,533
Loss from operations	(10,145)	(3,091)
Interest expense	(1,933)	(2,909)
Change in fair value of redeemable convertible preferred stock warrant liability	—	(1,321)
Gain on debt extinguishment	—	16,995
Other income (expense), net	2,180	(281)
Income (loss) before provision for income taxes	(9,898)	9,393
Income tax provision	100	370
Net income (loss)	(9,998)	9,023
Net income attributable to participating securities	—	9,023
Net loss attributable to common stockholders	$(9,998)	$—
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$—
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	78,670	20,711

(1) Includes stock-based compensation as follows:
	Three Months Ended March 31,
	2019	2018
Cost of net revenue	$244	$53
Product development	2,038	601
Sales, marketing and support	1,223	714
General and administrative	4,622	1,492

(See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements)

EVENTBRITE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)
(Unaudited)

	Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	11,502,993	$—	66,855,401	$—	(188,480)	$(488)	$718,405	$(302,695)	$415,222
Issuance of common stock upon exercise of stock options	1,785,106	—	249,207	—	—	—	12,427	—	12,427
Issuance of restricted stock awards	4,402	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	62,263	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(24,249)	—	—	—	—	—	(560)	—	(560)
Conversion of common stock from Class B to Class A	21,095,075	—	(21,095,075)	—	—	—	—	—	—
Retirement of treasury stock	—	—	—	—	188,480	488	(488)	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	92	—	92
Stock-based compensation	—	—	—	—	—	—	8,330	—	8,330
Cumulative effect adjustment upon adoption of ASU 2014-09	—	—	—	—	—	—	—	(600)	(600)
Net loss	—	—	—	—	—	—	—	(9,998)	(9,998)
Balance at March 31, 2019	34,425,590	$—	46,009,533	$—	—	$—	$738,206	$(313,293)	$424,913

	Redeemable Convertible Preferred Stock		Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	41,628,207	$334,018	—	$—	20,773,441	$—	(188,480)	$(488)	$83,291	$(238,617)	$(155,814)
Issuance of common stock upon exercise of stock options	—	—	—	—	124,258	—	—	—	588	—	588
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	92	—	92
Stock-based compensation	—	—	—	—	—	—	—	—	3,016	—	3,016
Net income	—	—	—	—	—	—	—	—	—	9,023	9,023
Balance at March 31, 2018	41,628,207	$334,018	—	$—	20,897,699	$—	(188,480)	$(488)	$86,987	$(229,594)	$(143,095)

(See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements)

EVENTBRITE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(9,998)	$9,023
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,137	8,202
Amortization of creator signing fees	2,393	1,364
Accretion of debt issuance costs	104	530
Gain on debt extinguishment	—	(16,995)
Change in fair value of redeemable convertible preferred stock warrant liability	—	1,321
Stock-based compensation	8,127	2,860
Impairment of creator advances and creator signing fees	463	378
Provision for bad debt and creator advances	580	619
Loss on disposal of equipment	22	1
Deferred income taxes	(174)	276
Changes in operating assets and liabilities:
Accounts receivable	(1,507)	(1,024)
Funds receivable	4,302	5,886
Creator signing fees	(4,621)	(3,651)
Creator advances	(4,120)	(2,547)
Prepaid expenses and other current assets	699	(1,328)
Other assets	117	94
Accounts payable, creators	81,188	72,191
Accounts payable, trade	285	1,008
Accrued compensation and benefits	1,571	(516)
Accrued taxes	(1,331)	1,497
Other accrued liabilities	3,617	4,644
Accrued taxes, noncurrent	27	2,493
Other liabilities	(1,147)	(20)
Net cash provided by operating activities	86,734	86,306
Cash flows from investing activities
Purchases of property and equipment	(1,285)	(653)
Capitalized internal-use software development costs	(2,105)	(2,339)
Net cash used in investing activities	(3,390)	(2,992)

EVENTBRITE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (in thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities
Proceeds from exercise of stock options	12,428	588
Taxes paid related to net share settlement of equity awards	(175)	—
Payments of debt issuance costs	(457)	—
Proceeds from term loans	—	30,000
Principal payments on debt obligations	—	(35,290)
Payments on capital lease obligations	(70)	(46)
Principal payments on lease financing obligation	(184)	(124)
Payments of deferred offering costs	(413)	—
Net cash provided by (used in) financing activities	11,129	(4,872)
Net increase in cash, cash equivalents and restricted cash	94,473	78,442
Cash, cash equivalents and restricted cash
Beginning of period	439,400	192,221
End of period	$533,873	$270,663
Supplemental cash flow data
Interest paid	$10	$1,936
Income taxes paid, net of refunds	184	43
Non-cash investing and financing activities
Vesting of early exercised stock options	$92	$92
Purchases of property and equipment, accrued but unpaid	572	34
Issuance of redeemable convertible preferred stock warrants in connection with loan facilities	—	2,713
Deferred offering costs, accrued but unpaid	—	57
(See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
1. Organization
Description of Business
Eventbrite, Inc. (Eventbrite or the Company) has built a powerful, broad technology platform to enable creators to solve many challenges associated with creating live experiences. The Company's platform integrates components needed to seamlessly plan, promote and produce live events, thereby allowing creators to reduce friction and costs, increase reach and drive ticket sales.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated financial statements of the Company are unaudited. The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and the applicable rules and regulations of the Securities and Exchange Commissions (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date.
The accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal and recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations and cash flows for the interim periods. All intercompany transactions and balances have been eliminated. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other future annual or interim period.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K).
Prior Period Reclassification
Beginning in the first quarter of 2019, the Company classified the amortization of acquired customer relationship intangible assets and certain other costs as sales, marketing and support expenses. Previously, these expenses were classified as general and administrative expenses. The Company has reclassified $2.9 million of expenses for the three months ended March 31, 2018 to make the presentation consistent with the current period. There was no change to total operating expenses, loss from operations, income before provision for income taxes or net income for the three months ended March 31, 2018 as a result of these reclassifications.

Use of Estimates
In order to conform with U.S. GAAP, the Company is required to make certain estimates, judgments and assumptions when preparing its condensed consolidated financial statements. These estimates, judgments and assumptions affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. These estimates include, but are not limited to, the recoverability of creator signing fees and creator advances, the capitalization and estimated useful life of internal-use software, certain assumptions used in the valuation of equity awards, assumptions used in determining the fair value of the redeemable convertible preferred stock warrant liability, assumptions used in determining the fair value of business combinations, the allowance for doubtful accounts, indirect tax reserves and contra revenue amounts related to fraudulent events, customer disputed transactions and refunds. The Company evaluates these estimates on an ongoing basis. Actual results could differ from those estimates and such differences could be material to the Company's consolidated financial statements.
Comprehensive Income (Loss)
For all periods presented, comprehensive income (loss) equaled net income (loss). Therefore, the condensed consolidated statements of comprehensive income (loss) have been omitted from the interim unaudited condensed consolidated financial statements.
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
Recently Adopted Accounting Pronouncements
The Company adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business beginning January 1, 2019. This standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The adoption of this standard has had no material impact on the Company's interim condensed consolidated financial statements.
In May 2014, and in subsequent updates, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40) (ASC Topic 606), which supersedes nearly all existing revenue recognition guidance. ASC Topic 606 establishes a five-step revenue recognition process in which an entity will recognize revenue when or as it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC Topic 606 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASC Topic 606 was effective for and adopted by the Company beginning January 1, 2019. The Company applied the modified retrospective approach to contracts which were not completed as of the adoption date.
The adoption of ASC Topic 606 primarily had the following impact on the Company's financial statements:

▪
Beginning January 1, 2019, the Company recognizes revenue allocated to its customer service and account management performance obligations over time as the Company has a stand-ready obligation to provide these services to certain customers. The Company recorded a cumulative-effect adjustment to opening accumulated deficit as of January 1, 2019 of $0.6 million and a corresponding increase to contract liabilities, included within other accrued liabilities on the interim condensed consolidated balance sheet.

▪	The adoption of ASC Topic 606 had no material impact to the Company's net revenues recorded in the three months ended March 31, 2019.

▪	The accounting treatment of incremental costs of obtaining contracts under ASC Topic 606 had no material impact to the Company's interim unaudited condensed consolidated financial statements.

▪
The adoption of ASC Topic 606 had no impact to the Company's total net cash provided by or used in operating, investing or financing activities within the Company's interim condensed consolidated statement of cash flows for the three months ended March 31, 2019.

Refer to Revenue Recognition below for additional discussion of the Company's revenue recognition policies under ASC Topic 606.
Recently Issued Accounting Pronouncements Not Yet Adopted
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. This standard is effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. This standard will apply to the Company's reporting requirements in performing goodwill impairment testing, however, the Company does not anticipate the adoption of this standard will have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires lessees to put most leases on their balance sheets but recognize expenses on their income statement and eliminates the real estate-specific provisions for all entities. The guidance is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company intends to adopt this standard beginning January 1, 2020 and is currently evaluating the effect that implementation of this standard will have on its consolidated financial statements upon adoption.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include bank deposits held by financial institutions. Cash and cash equivalents balances include the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such balances were $302.6 million and $217.4 million as of March 31, 2019 and December 31, 2018, respectively. Although creator cash is legally unrestricted, the Company does not utilize creator cash for its own financing or investing activities as the amounts are payable to creators on a regular basis. These amounts due to creators are included in accounts payable, creators on the condensed consolidated balance sheets.
The Company has issued letters of credit under lease agreements and other agreements which have been collateralized with cash. This cash is classified as restricted cash on the condensed consolidated balance sheets. The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$533,363	$437,892
Restricted cash	510	1,508
Total cash, cash equivalents and restricted cash	$533,873	$439,400
Funds Receivable
Funds receivable represents cash-in-transit from third-party payment processors that is received by the Company within approximately five business days from the date of the underlying ticketing transaction. The funds receivable balances include the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such amounts were $50.8 million and $54.8 million as of March 31, 2019 and December 31, 2018, respectively.
Revenue Recognition
The Company determines revenue recognition through the following steps:
i.    Identification of the contract, or contracts, with a customer
ii.     Identification of the performance obligations in the contract
iii.    Determination of the transaction price
iv.     Allocation of the transaction price to the performance obligations in the contract
v.     Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company derives its revenues primarily from service fees and payment processing fees charged at the time a ticket for an event is sold. The Company also derives revenues from providing certain creators with account management services and customer support. The Company's customers are event creators who are selling tickets for events using the Company's platform. Tickets are sold by creators to attendees. Revenue is recognized when or as control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company allocates the transaction price by estimating a standalone selling price for each performance obligation using an expected cost plus a margin approach. For service fees and payment processing fees, revenue is recognized when the ticket is sold. For account management services and customer support, revenue is recognized over the period from the date of the sale of the ticket to the date of the event.
The event creator has the choice of whether to use Eventbrite Payment Processing (EPP) or to use a third-party payment processor, referred to as Facilitated Payment Processing (FPP). Under the EPP option, the Company is the merchant of record and is responsible for processing the transaction and collecting the face value of the ticket and all associated fees at the time the ticket is sold. The Company is also responsible for remitting these amounts collected, less the Company's fees, to the event creator. Under the FPP option, Eventbrite is not responsible for processing the transaction or collecting the face value of the ticket and associated fees. In this case, the Company invoices the creator for all of the Company's fees.
The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether the Company obtains control of the specified goods or services by considering if it is primarily responsible for fulfillment of the promise, has inventory risk, and has the latitude in establishing pricing and selecting suppliers, among other factors. The Company determined the event creator is the party responsible for fulfilling the promise to the attendee, as the creator is responsible for providing the event for which a ticket is sold, determines the price of the ticket and is responsible for providing a refund if the event is canceled. The Company's service provides a platform for the creator and event attendee to transact and the Company's performance obligation is to facilitate and process that transaction and issue the ticket. The amount that the Company earns for its services is fixed. For the payment processing service, the Company determined that it is the principal in providing the service as the Company is responsible for fulfilling the promise to process the payment and has discretion and latitude in establishing the price of its service. Based on management's assessment, the Company records revenue on a net basis related to its ticketing service and on a gross basis related to its payment processing service. As a result, costs incurred for processing the transactions are included in cost of net revenues in the condensed consolidated statements of operations.
Revenue is presented net of indirect taxes, value-added taxes, creator royalties and reserves for customer refunds, payment chargebacks and estimated uncollectible amounts. If an event is cancelled by a creator, then any obligations to provide refunds to event attendees are the responsibility of that creator. If a creator is unwilling or unable to fulfill their refund obligations, the Company may, at its discretion, provide attendee refunds. Revenue is also presented net of the amortization of creator signing fees. The benefit the Company receives by securing exclusive ticketing and payment processing rights with certain creators from creator signing fees is inseparable from the customer relationship with the creator and accordingly these fees are recorded as a reduction of revenue.
Significant Accounting Policies
Other than as discussed above with respect to the Company's adoption of ASC Topic 606, there have been no material changes to the Company's significant accounting policies as described in the Company's 2018 Form 10-K.
3. Fair Value Measurement
The Company measures its financial assets and liabilities at fair value at each reporting date using a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:
Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 – Other inputs that are directly or indirectly observable in the marketplace.
Level 3 – Unobservable inputs that are supported by little or no market activity.
The Company's funds receivable, accounts receivable, accounts payable, other current liabilities and debt approximate their fair value. All of these financial assets and liabilities are Level 1, except for debt, which is Level 2. There are no other Level 1 or Level 2 assets or liabilities recorded at March 31, 2019 and December 31, 2018.

The Company measures the redeemable convertible preferred stock warrant liability at fair value on a recurring basis and determined this is a Level 3 financial liability in the fair value hierarchy. Refer to Note 10 for further discussion.
The fair value of the redeemable convertible preferred stock warrants was estimated using a hybrid between a probability-weighted expected return method (PWERM) and option pricing model (OPM), estimating the probability-weighted value across multiple scenarios, while using an OPM to estimate the allocation of value within one or more of these scenarios. Under a PWERM, the value of the Company's various equity securities was estimated based upon an analysis of future values for the Company assuming various future outcomes, including two IPO scenarios and two scenarios contemplating the continued operation of the Company as a privately held enterprise. Guideline public company multiples were used to value the Company under the IPO scenarios. The discounted cash flow method was used to value the Company under the staying private scenarios. Share value for each class of security was based upon the probability-weighted present value of expected future investment returns, considering each of these possible future outcomes, as well as the rights of each share class.
The significant unobservable inputs into the valuation model used to estimate the fair value of the redeemable convertible preferred stock warrants include the timing of potential events (primarily the IPO) and their probability of occurring, the selection of guideline public company multiples, a discount for the lack of marketability of the preferred and common stock, the projected future cash flows, and the discount rate used to calculate the present-value of the estimated equity value allocated to each share class.
Generally, changes in the fair value of the underlying redeemable convertible preferred stock would result in a directionally similar impact to the fair value of the redeemable convertible preferred stock warrant liability.
There were no transfers between levels of the fair value hierarchy of its financial assets or liabilities measured at fair value during the year ended December 31, 2018 or the three months ended March 31, 2019.
4. Accounts Receivable, Net
Accounts receivable, net is comprised of invoiced amounts to customers who use FPP for payment processing as well as other invoiced amounts. The following table summarizes the Company's accounts receivable balances as of the dates indicated (in thousands):

	March 31, 2019	December 31, 2018
Accounts receivable, customers	$7,150	$5,651
Allowance for doubtful accounts	(1,976)	(1,582)
Accounts receivable, net	$5,174	$4,069
5. Creator Signing Fees, Net
Creator signing fees are additional incentives paid by the Company to secure exclusive ticketing and payment processing rights with certain creators. Amortization of creator signing fees is recorded as a reduction of revenue in the condensed consolidated statements of operations. As of March 31, 2019, these payments are being amortized over a weighted-average remaining contract life of 3.4 years on a straight-line basis. Creator signing fees that are expected to be amortized within 12 months of the balance sheet date are classified as creator signing fees, net and the remainder is classified as noncurrent on the condensed consolidated balance sheets. The following table summarizes the activity in creator signing fees for the periods indicated (in thousands):

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
Balance, beginning of period	$17,005	$10,421
Creator signing fees paid	4,558	15,973
Amortization of creator signing fees	(2,393)	(7,086)
Write-offs and other adjustments	(50)	(2,303)
Balance, end of period	$19,120	$17,005

Creator signing fees, net	$8,068	$7,324
Creator signing fees, noncurrent	11,052	9,681

6. Creator Advances, Net
Creator advances provide the creator with funds in advance of the event and are subsequently recovered by withholding amounts due to the Company from the sale of tickets for the event until the creator payment has been fully recovered. Creator advances that are expected to be recovered within 12 months of the balance sheet date are classified as creator advances, net and the remainder is classified as noncurrent on the condensed consolidated balance sheets. The following table summarizes the activity in creator advances for the periods indicated (in thousands):

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
Balance, beginning of period	$23,142	$20,076
Acquired with Ticketea transaction	—	532
Creator advances paid	9,768	21,466
Creator advances recouped	(5,749)	(16,158)
Write-offs and other adjustments	(427)	(2,774)
Balance, end of period	$26,734	$23,142

Creator advances, net	$24,124	$21,255
Creator advances, noncurrent	2,610	1,887
7. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following as of the dates indicated (in thousands):

	March 31, 2019	December 31, 2018
Building and improvements	$33,277	$33,277
Capitalized internal-use software development costs	37,509	35,201
Furniture and fixtures	4,742	3,557
Computers and computer equipment	11,806	11,676
Leasehold improvements	5,596	5,084
	92,930	88,795
Less: Accumulated depreciation and amortization	(47,906)	(44,576)
Property, plant and equipment, net	$45,024	$44,219
The Company recorded the following amounts related to depreciation expense and capitalized internal-use software development costs during the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Depreciation expense	$1,637	$1,142
Capitalized internal-use software development costs	2,308	2,495
Stock-based compensation costs included in capitalized internal-use software development costs	203	156
Amortization of capitalized internal-use software development costs	1,701	1,477

8. Goodwill and Acquired Intangible Assets, Net
The carrying value of goodwill was $170.6 million as of December 31, 2018 and March 31, 2019.
Acquired intangible assets, net consisted of the following as of the dates indicated (in thousands):

	March 31, 2019
	Cost	Accumulated Amortization	Net Book Value	Weighted- average remaining useful life (years)
Developed technology	$19,096	$18,857	$239	0.8
Customer relationships	74,484	17,549	56,935	5.9
Tradenames	1,600	1,600	—
Acquired intangible assets, net	$95,180	$38,006	$57,174

	December 31, 2018
	Cost	Accumulated Amortization	Net Book Value	Weighted- average remaining useful life (years)
Developed technology	$19,096	$18,628	$468	0.8
Customer relationships	74,484	14,979	59,505	6.2
Tradenames	1,600	1,600	—
Acquired intangible assets, net	$95,180	$35,207	$59,973
The Company recorded amortization expense related to acquired intangible assets in the condensed consolidated statements of operations as follows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of net revenue	$229	$2,872
Sales, marketing and support	2,571	2,434
General and administrative	—	275
Total amortization of acquired intangible assets	$2,800	$5,581
As of March 31, 2019, the total expected future amortization expense for acquired intangible assets is as follows (in thousands):

Remainder of 2019	$8,026
2020	10,443
2021	10,197
2022	8,202
2023	7,709
Thereafter	12,597
Total	$57,174

9. Term Loans and Promissory Note
Term Loans
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
In September 2018, five days after the completion of the IPO, the Company exercised its prepayment option and fully repaid all amounts outstanding under the WTI Loan Facilities. As of December 31, 2018, there were no amounts outstanding under the WTI Loan Facilities and all underlying agreements had been terminated.
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
The New Term Loans amortize at a rate of 7.5% per annum for the first two years of the New Credit Facilities, 10% per annum for the third and fourth years and the first three quarters of the fifth year of the New Credit Facilities, with the balance due at maturity. The New Term Loans and the New Revolving Credit Facility are each expected to mature on the fifth anniversary of the effectiveness of the New Credit Facilities. The New Revolving Credit Facility has a commitment fee, which currently accrues at 0.40% on the daily unused amount of the aggregate revolving commitments of the lenders. The Company has made no draw on the New Revolving Credit Facility as of March 31, 2019.
All outstanding amounts under the New Credit Facilities bear interest, at the Company's option, at (i) a reserve adjusted LIBO Rate plus a margin between 2.25% and 2.75% or (ii) a base rate plus a margin between 1.25% and 1.75%, in each case determined on a quarterly basis based on the Company's consolidated total leverage ratio. The current annual interest rate for the New Term Loans is 5.11% as of March 31, 2019.
The New Credit Facilities contain customary conditions to borrowing, events of default, and covenants. Financial covenants include maintaining a (i) maximum consolidated total leverage ratio; (ii) minimum consolidated interest coverage ratio; and (iii) minimum liquidity ratio. As of March 31, 2019, the Company was in compliance with all financial covenants.

Term loans consisted of the following as of the dates indicated (in thousands):

	March 31, 2019	December 31, 2018
Outstanding principal balance	$73,594	$73,584
Accrued but unpaid interest	986	10
Less: Unamortized discount and debt issuance costs	(830)	(872)
Total term loan	$73,750	$72,722

Current portion of term loan	$8,017	$5,635
Term loan	65,733	67,087
As of March 31, 2019, the contractual principal payments due for the New Term Loans for the next five years are as follows (in thousands):

Remainder of 2019	$5,625
2020	5,156
2021	7,500
2022	7,500
2023	47,813
Total	$73,594
Promissory Note
In September 2017, the Company acquired 100% of the outstanding equity of Ticketfly, LLC (Ticketfly), a San Francisco based subsidiary of a publicly-held company. The Company acquired Ticketfly in order to expand the Company's solutions for music-related events. The acquisition of Ticketfly has been accounted for as a business combination. The acquisition date fair value of the consideration transferred was $201.1 million, which consisted of $151.1 million in cash and $50.0 million in Convertible Promissory Notes (Promissory Note), which were paid and issued, respectively, at the closing of the transaction. The Promissory Note had a five year maturity from the date of issuance and bore interest at a rate of 6.5% per annum.
In March 2018, the Company reached an agreement with the seller of Ticketfly to repay the Promissory Note. The face value of $50.0 million was settled in full for $34.7 million which represented $33.0 million of principal and $1.7 million of accrued interest. The Company recognized a gain of $17.0 million resulting from the extinguishment of the Promissory Note in the condensed consolidated statements of operations for the three months ended March 31, 2018.
10. Redeemable Convertible Preferred Stock Warrants
In connection with the WTI Loan Facilities discussed in Note 9, the Company issued warrants to WTI to purchase shares of our Series G redeemable convertible preferred stock. The redeemable convertible preferred stock warrants became exercisable into 411,991 shares of Series G redeemable convertible preferred stock when the First WTI Loan Facility was executed in June 2017. In September 2017, the redeemable convertible preferred stock warrants became exercisable into an additional 205,995 shares of Series G redeemable convertible preferred stock when the Company borrowed $30.0 million under the First WTI Loan Facility. In March 2018, as a result of the Company borrowing the remaining $30.0 million under the First WTI Loan Facility, the Series G redeemable convertible preferred stock warrants became exercisable into an additional 205,995 shares of Series G redeemable convertible preferred stock. In May 2018, in connection with the execution of the Second WTI Loan Facility, the Company issued additional warrants which were exercisable into 109,288 shares of Series G redeemable convertible preferred stock. The exercise price of all of the Series G redeemable convertible preferred stock warrants was $16.3836 per share and the redeemable convertible preferred stock warrants had an expiration date ten years from the date of issuance. In September 2018, in connection with the Company's IPO, the redeemable convertible preferred stock warrants were automatically exercised into shares of Class B common stock and the related liability was reclassified to additional paid-in capital.
The Company recorded a $1.3 million increase in the fair value of the redeemable convertible preferred stock warrant liability during the three months ended March 31, 2018. There was no activity during the three months ended March 31, 2019. Refer to Note 3 for discussion of the significant inputs used to determine the fair value of the redeemable convertible preferred stock warrant liability.

11. Commitments and Contingencies
Operating Leases
The Company leases office space under various noncancelable operating leases that expire at various dates through 2028. Rent expense from operating leases totaled $1.0 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively. The Company also recognized sublease income of $1.0 million and $0.7 million during the three months ended March 31, 2019 and 2018, respectively.
Build-to-Suit Lease
In December 2013, the Company executed a lease for 97,624 square feet of office space in San Francisco, California. The initial lease term is seven years with an option to renew for an additional three years, and the leased space represents two floors in a seven-floor building. The lease provided for a $6.4 million tenant improvement reimbursement allowance, which the Company utilized in 2014. In order for the facility to meet the Company's operating specifications, both the landlord and the Company made structural changes as part of the improvement of the building, and as a result, the Company has concluded that it is the deemed partial owner of the building (for accounting purposes only) during the construction period. Accordingly, at lease inception, the Company recorded an asset of $22.3 million representing its estimate of the fair market value of the leased space, and a corresponding lease financing obligation on the consolidated balance sheets.
Upon completion of construction, the Company evaluated the derecognition of the asset and liability as a sale-leaseback transaction. The Company concluded it did not meet the provisions needed for sale-leaseback accounting, and thus the lease is being accounted for as a financing obligation. Lease payments are allocated to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense (which is considered an operating lease) representing an imputed cost to lease the underlying land of the facility. In addition, the underlying building asset is being depreciated over the building's estimated useful life of 30 years. At the conclusion of the lease term, the Company will derecognize both the net book values of the building asset and lease financing obligation.
Land lease expense was $0.2 million for each of the three months ended March 31, 2019 and 2018. Interest expense related to the Company's build-to-suit lease was $0.8 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively.
As of March 31, 2019, the future minimum lease payments and sublease rental payments under noncancelable leases are as follows (in thousands):

	Capital Leases	Build-to-Suit Lease	Operating Leases	Sublease Income	Total
Remainder of 2019	$190	$4,230	$2,839	$(3,082)	$4,177
2020	403	5,772	3,872	(4,205)	5,842
2021	—	1,943	3,444	(1,239)	4,148
2022	—	—	3,164	—	3,164
2023	—	—	2,818	—	2,818
Thereafter	—	—	4,367	—	4,367
Total minimum lease payments	593	11,945	20,504	(8,526)	24,516
Less: Amount representing interest and taxes	—	(6,723)	—	—	(6,723)
Total	$593	$5,222	$20,504	$(8,526)	$17,793
Letters of Credit
The Company has issued letters of credit under lease and other agreements, which have been collateralized with cash. This cash is classified as noncurrent restricted cash on the condensed consolidated balance sheets based on the term of the underlying agreements. During the three months ended March 31, 2019, the Company was released from a letter of credit for $1.0 million related to its leased office space in San Francisco, California. This amount was reclassified to cash and cash equivalents on the condensed consolidated balance sheets as of March 31, 2019.

Creator Signing Fees and Creator Advances
Creator signing fees and creator advances represent contractual amounts paid in advance to customers pursuant to event ticketing and payment processing agreements. Certain of the Company's contracts include terms where future payments to creators are committed to as part of the overall ticketing arrangement. The following table presents, by year, the future creator payments committed to under contract but not yet paid as of March 31, 2019 (in thousands):

Remainder of 2019	$7,411
2020	6,426
2021	931
2022	145
2023	74
Thereafter	—
Total	$14,987
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
On April 15, 2019, a purported stockholder of the Company filed a class action complaint against the Company, certain officers and members of the Company's board of directors and the underwriters for the Company's IPO. Among other things, the Complaint alleges that defendants misrepresented and/or omitted material information in the Company's IPO registration statement in violation of the Securities Act. The Complaint alleges that the Company and certain officers misrepresented and/or omitted material information in the Company's earnings release and Form 10-Q for the third quarter of 2018. The Complaint seeks compensatory damages, costs and expenses, including attorneys' and expert fees, and other relief.
The Company believes that the Complaint is without merit and the Company intends to vigorously defend the action. The Company cannot predict the outcome of or estimate the possible loss or range of loss from the Complaint and therefore no amounts have been accrued for the contingency.
The Company currently has no other material pending litigation.
The Company is currently under audit in certain domestic jurisdictions with regard to indirect tax matters. The Company establishes reserves for indirect tax matters when it determines that the likelihood of a loss is probable, and the loss is reasonably estimable. Accordingly, the Company has established a reserve for the potential settlement of issues related to sales and other indirect taxes in the amount of $17.6 million and $19.2 million as of March 31, 2019 and December 31, 2018, respectively. These amounts, which represent management's best estimates of its potential liability, include potential interest and penalties of $0.8 million and $1.2 million as of March 31, 2019 and December 31, 2018, respectively.
The Company does not believe that any ultimate liability resulting from any of these matters will have a material adverse effect on its business, consolidated financial position, results of operations or liquidity. However, the outcome of these matters is inherently uncertain. Therefore, if one or more of these matters were resolved against the Company for amounts in excess of management's expectations, the Company's financial statements, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.

Indemnifications
In the ordinary course of business, the Company enters into contractual arrangements under which the Company agrees to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, intellectual property infringement claims made by third parties, and other liabilities relating to or arising from the Company's online ticketing platform or the Company's acts or omissions. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, the Company's obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments. In addition, the Company has indemnification agreements with its directors and executive officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations vary.
12. Stockholders' Equity
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
2018 Stock Option and Incentive plan
In August 2018, the 2018 Stock Option and Incentive Plan (2018 Plan) was adopted by the board of directors and approved by the shareholders and became effective in connection with the Company's IPO. The 2018 Plan replaces the 2010 Plan as the board of directors has determined not to make additional awards under the 2010 Plan. The 2010 Plan will continue to govern outstanding equity awards granted thereunder. In January 2019, the board of directors of the Company approved an additional 3,917,919 shares of Class A common stock to be added to the 2018 Plan, resulting in 11,590,519 shares of Class A common stock reserved for future issuance as of March 31, 2019.
The Company has two classes of common stock, Class A and Class B. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. The Company's common stock has no preferences or privileges and is not redeemable. Holders of Class A and Class B common stock are entitled to dividends, if and when declared, by the Company's board of directors. The 2018 Plan allows for the granting of options, stock appreciation rights, restricted stock units (RSUs), unrestricted stock awards, dividend equivalent rights and cash-based awards.
As of March 31, 2019, there were 19,879,817 cumulative options issued and outstanding and 14,250,977 cumulative shares available for issuance under the 2004 Plan, 2010 Plan and 2018 Plan (collectively, the Plans).

Stock options typically vest over a four-year period from the date of grant. Options awarded under the Plans may be granted at an exercise price per share not less than the fair value at the date of grant and are exercisable for up to 10 years from the date of grant.
Stock option activity under the Plans was as follows for the periods indicated:

	Outstanding options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2018	22,012,597	$7.85	7.1	$439,382
Granted	109,307	31.88
Exercised	(2,034,313)	6.11		32,468
Cancelled	(207,774)	9.39
Balance as of March 31, 2019	19,879,817	8.14	6.9	220,792
Vested and exercisable as of December 31, 2018	12,462,693	5.75	5.6	274,883
Vested and expected to vest as of December 31, 2018	20,926,797	7.69	7.0	421,047
Vested and exercisable as of March 31, 2019	11,477,302	6.01	5.5	151,021
Vested and expected to vest as of March 31, 2019	18,988,789	8.00	6.7	213,636
2018 Employee Stock Purchase plan

In August 2018, the board of directors adopted, and stockholders approved, the 2018 Employee Stock Purchase Plan (ESPP). A total of 1,534,500 shares of the Company's Class A common stock were initially authorized for issuance under the ESPP. Subject to any plan limitations, the ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their earnings for the purchase of the Company's Class A common stock at a discounted price per share. Except for the initial offering period, the ESPP provides for separate six-month offering periods. The initial offering period will run from September 20, 2018 through May 31, 2019. Unless otherwise determined by the Company's board of directors, the Company's Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is the lesser of (1) 85% of the fair market value of the Company's Class A common stock on the first trading day of the offering period, which for the initial offering period is the price at which shares of the Company's Class A common stock were first sold to the public, or (2) 85% of the fair market value of the Company's Class A common stock on the last trading day of the offering period. The Company recorded $0.3 million of expense during the three months ended March 31, 2019 related to the ESPP.
Beginning January 1, 2019 and each January 1 thereafter, the number of shares of Class A common stock reserved and available for issuance under the ESPP will be cumulatively increased by the lesser of (1) 1,534,500 shares of Class A common stock, (2) one percent of the number of shares of Class B common stock of the Company outstanding on the immediately preceding December 31 or (3) a lesser number of shares of Class A common stock as determined by the board of directors. In January 2019, the board of directors approved an additional 783,583 of Class A common stock for a total of 2,318,083 reserved for issuance under the ESPP.
Common Stock Subject to Repurchase
The Plans and the Company's stock option agreement allow for the early exercise of stock options for certain individuals, as determined by the Company's board of directors. Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. Upon termination of service, the Company may, at their discretion, repurchase unvested shares acquired through early exercise of stock options at a price equal to the price per share paid upon the exercise of such options. The Company includes unvested shares subject to repurchase in the number of shares of common stock outstanding.
At March 31, 2019 and December 31, 2018, outstanding common stock included 43,638 and 55,537 shares, respectively, subject to repurchase related to unvested stock options that have been early exercised. The Company has a liability of $0.3 million and $0.4 million as of March 31, 2019 and December 31, 2018, respectively, related to early exercises of stock options. The liability is reclassified into stockholders' equity as the awards vest.

Stock-based Compensation Expense
All stock-based awards to employees and members of the Company's board of directors are measured based on the grant date fair value of the awards and recognized as expense over the period during which the employee is required to perform services in exchange for the award (the vesting period of the award). The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model and records stock-based compensation expense for service-based equity awards using the straight-line attribution method.
The following range of assumptions were used to estimate the fair value of stock options granted to employees during the periods indicated:

	Three Months Ended March 31,
	2019	2018
Expected dividend yield	—	—
Expected volatility	49.7%	48.3%
Risk-free interest rate	2.58%	2.25 - 2.38%
Expected term (years)	6.08	6.08
The weighted-average fair value of stock options granted was $16.01 and $4.21 for the three months ended March 31, 2019 and 2018, respectively.
As of March 31, 2019 and December 31, 2018, the total unrecognized stock-based compensation related to unvested options outstanding was $47.4 million and $51.3 million, respectively, to be recognized over a weighted-average period of 2.55 years and 2.73 years, respectively.
Restricted Stock Units
RSU activity under the Plans was as follows for the periods indicated:

	Outstanding RSUs	Weighted-average grant date fair value per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2018	670,606	$24.71	1.9	$18,650
Net shares settled upon vesting	(39,923)
Awarded	673,725	30.55
Cancelled	(19,061)	31.89
Balance as of March 31, 2019	1,285,347	28.05	1.9	24,212
Vested and expected to vest as of March 31, 2019	1,016,856	27.73	1.7	19,493
The Company recognized $2.3 million of stock-based compensation expense related to RSUs during the three months ended March 31, 2019, and as of that date, the total unrecognized stock-based compensation related to RSUs outstanding was $25.8 million, to be recognized over a weighted-average period of 3.58 years. The Company recognized no expense related to RSUs during the three months ended March 31, 2018.

13. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. In periods of net loss, basic net loss per share and diluted net loss per share are equal as including the potentially dilutive securities has an anti-dilutive effect.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(9,998)	$9,023
Net income attributable to participating securities	—	9,023
Net loss attributable to common stockholders	$(9,998)	$—
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	78,670	20,711
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$—
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2019	2018
Redeemable convertible preferred stock (on an if-converted basis)	—	41,628
Options to purchase common stock	19,880	18,690
Redeemable convertible preferred stock warrants	—	824
Restricted stock units	1,285	803
Early exercised stock options	44	91
Total	21,209	62,036
14. Income Taxes

The Company recorded income tax expense of $0.1 million for the three months ended March 31, 2019 compared to $0.4 million for the three months ended March 31, 2018. The decrease was attributable to the changes in the Company's taxable earnings mix.
The differences in the tax provision for the periods presented and the U.S. federal statutory rate is primarily due to foreign taxes in profitable jurisdictions and the recording of a full valuation allowance on our net deferred tax assets and certain foreign losses which benefit from rates lower than the U.S. federal statutory rate.
The Company applies the discrete method provided in ASC 740 to calculate its interim tax provision.

15. Geographic Information

The Company operates as a single reportable and operating segment. The following table presents the Company's total net revenue by geography based on the currency of the underlying transaction for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
United States	$59,780	$55,815
International	21,546	18,711
Total net revenue	$81,326	$74,526

No individual country included in the International line above represents more than 10% of the total consolidated net revenue for any of the periods presented. Substantially all of the Company's long-lived assets are located in the United States.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
References herein to "Eventbrite", "the Company", "we", "us" or "our" refer to Eventbrite, Inc. and its subsidiaries, unless the context requires otherwise.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (2018 Form 10-K) filed with the United States Securities and Exchange Commission (SEC) on March 7, 2019. In addition to historical condensed consolidated financial information, the following discussion and analysis contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in this Quarterly Report on Form 10-Q and in our 2018 Form 10-K.
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
We charge creators on a per-ticket basis when an attendee purchases a paid ticket for an event. We grow with creators as their attendance grows and as they plan, promote and produce more events. In 2018, we helped more than 790,000 creators issue approximately 265 million tickets across 3.8 million events in over 170 countries.
We derive our revenue primarily from fees associated with the sale of tickets on our platform, inclusive of payment processing. Our fee structure typically consists of a fixed fee and a percentage of the price of each ticket sold by a creator. Fees associated with the sale of tickets on our platform are gross ticket fees, which we define as the total fees generated from paid ticket sales, before adjustments for refunds, credits and amortization of non-recoupable signing fees. We also derive revenue from providing certain creators with account management services and customer service support, as well as complementary solutions on our platform.
Our Business Model
The key elements of our business model are:
Efficiently Acquire Creators
We are highly focused on creating a seamless experience that attracts creators to our platform organically. More than 98% of creators who used our platform in 2018 signed themselves up for Eventbrite and in 2018, we derived 56% of our net revenue from these creators. We attract creators to our platform through multiple means, including prior experience as attendees, word of mouth from other creators, our prominence in search engine results, the ability to try our platform for free events and our library of content. We augment these channels with a highly-targeted direct sales effort that focuses on acquiring creators with events in specific categories or countries. We leverage this efficient customer acquisition model to attract a wide range of creators to Eventbrite while keeping our sales and marketing costs low. Many creators go on to create and manage events with little service or support.
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

Drive Powerful Retention
When creators enjoy success on Eventbrite, they continue to use our platform. This happens because we are able to meet their diverse and changing needs through a creator-focused approach. Our platform scales with creators, able to handle their smallest gatherings to their largest and most complex events. As creators' needs evolve, our platform's breadth and extensibility allow access to a full suite of solutions, enhanced by third-party integrated offerings. Further, we continually invest to deliver new and enhanced functionality. Our success in serving creators is reflected in our retention rate, which was 100%, 97% and 93% in 2018, 2017 and 2016, respectively.
Enhance Growth and Monetization
We believe that there are many opportunities within the fragmented event management market to expand both core ticketing and complementary solutions. We designed our business model and technology platform to take advantage of this opportunity by ensuring we can support the addition of new event categories and countries for ticketing, as well as new revenue-generating solutions beyond ticketing. For example, we evolved our platform to meet the needs of music creators, helping to grow music venues on our platform from less than 100 in 2012 to over 1,000 in 2018, inclusive of acquisitions. Similarly, after making enhancements across our platform, revenue from outside of the United States grew from 18% to 30% from 2012 to 2017, and was 27.4% in 2018. Revenue from outside the United States was 26.5% for the three months ended March 31, 2019. Finally, Eventbrite Payment Processing (EPP) uses multiple external vendors to provide a single, seamless payments option for creators and attendees, and has expanded to allow the use of multiple local payment methods like Boleto in Brazil and iDeal in the Netherlands. EPP has grown to support approximately 90% of paid tickets in 2018. We believe that our ability to extend into new event categories and countries and add new revenue streams differentiates us from our competitors.
Our Attractive Cohort Economics
The revenue we have generated from new creators has increased over time. We evaluate this trend by tracking annual cohorts of new creators. Each creator cohort consists of creators that first paid us a fee in a specific year. The gross ticket fees we have generated for the first year of each creator cohort has more than doubled from 2013 to 2018. We have demonstrated a consistent track record of retaining gross ticket fees from creator cohorts over time. For example, in 2018 we retained 81% of the gross ticket fees from our 2014 creator cohort.
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
Enhance and Expand Our Technical Platform
We strive to provide a platform that provides creators with a seamless experience both to sign up for and publish live events. We initially started with a core ticketing platform and over time we have added meaningful capabilities to our platform, such as expansion into new categories or countries, packages that better target particular creator types, and new solutions like payment processing, custom-designed websites and proprietary technology for the day of the event. We intend to continue to invest in our platform to develop additional functionality and solutions. If we do not enhance our platform with the functionalities that are desired by creators and if we are not able to provide easy-to-use solutions required by creators in an efficient manner, our ability to attract and retain creators may be harmed.

Invest Capital to Drive Additional Growth Opportunities
We have and will continue to invest in our business, including solutions on our platform separate from generating fees from the sale and processing of tickets, such as web presence, promoted listing and on-site services and equipment. These efforts target both expanding how we serve creators as well as enhancing the benefits of our platform for attendees. We have invested $5.1 million and $4.4 million during the three months ended March 31, 2019 and 2018, respectively, in these complementary solutions on our platform and have generated less than five percent of our net revenue from such solutions during each of these periods. While our investments are based on a careful and deliberate planning process, there is no guarantee that we will choose the right investments, or that those investments pay off for us. If we are unable to effectively invest in developing new solutions, our business may be harmed.
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
International Expansion
Our paid tickets for events outside of the United States represented 35.0% and 30.8% of our total paid tickets in the three months ended March 31, 2019 and 2018, respectively. Net revenue outside the United States during the three months ended March 31, 2019 and 2018 was 26.5% and 25.1%, respectively, of our total net revenue. As we deepen our global penetration, we believe international demand for our platform and solutions will continue to increase. Accordingly, we believe there is significant opportunity to grow our international business. We have invested, and plan to continue to invest, in the adoption of our platform and solutions internationally, including localization of our platform and the addition of critical capabilities to our platform required to serve those local markets. Further, our international business delivers higher gross margins, primarily because of lower payment processing expenses. If we are not able to effectively address the risk associated with international expansion, such as product-market fit in a given geography, currency fluctuation or unique factors in a specific market, our business and results of operations may be harmed.

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

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Paid Tickets	27,026	23,598
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

	Year Ended December 31,
	2018	2017
Retention Rate	100%	97%
Non-GAAP Financial Measures
We believe that the use of Adjusted EBITDA and free cash flow is helpful to our investors as they are metrics used by management in assessing the health of our business and our operating performance. These measures, which we refer to as our non-GAAP financial measures, are not prepared in accordance with U.S. GAAP and have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results of operations as reported under U.S. GAAP. In addition, other companies may not calculate non-GAAP financial measures in the same manner as we calculate them, limiting their usefulness as comparative measures. You are encouraged to evaluate the adjustments and the reasons we consider them appropriate.
Adjusted EBITDA
Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes and in evaluating acquisition opportunities.
We calculate Adjusted EBITDA as net income (loss) adjusted to exclude depreciation and amortization, stock-based compensation expense, interest expense, the change in fair value of our redeemable convertible preferred stock warrant liability, gain on debt extinguishment, direct and indirect acquisition-related costs, employer taxes related to employee equity transactions, other income (expense), net, which consisted of interest income and foreign exchange rate gains and losses, and income tax provision. Adjusted EBITDA should not be considered as an alternative to net income (loss) or any other measure of financial performance calculated and presented in accordance with U.S. GAAP.

The following table presents a reconciliation of our Adjusted EBITDA to the most comparable U.S. GAAP measure, net income (loss), for each of the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net income (loss)	$(9,998)	$9,023
Depreciation and amortization	6,137	8,202
Stock-based compensation	8,127	2,860
Interest expense	1,933	2,909
Change in fair value of redeemable convertible preferred stock warrant liability	—	1,321
Gain on debt extinguishment	—	(16,995)
Direct and indirect acquisition related costs(1)	673	823
Employer taxes related to employee equity transactions	187	—
Other income (expense), net	(2,180)	281
Income tax provision	100	370
Adjusted EBITDA	$4,979	$8,794

(1) Direct and indirect acquisition-related costs consist primarily of transaction and transition related fees and expenses incurred within one year of the transaction date, including legal, accounting, tax and other professional fees as well as personnel-related costs such as severance and retention bonuses for completed, pending and attempted acquisitions.

Some of the limitations of Adjusted EBITDA include (i) Adjusted EBITDA does not properly reflect capital spending that occurs off the income statement or account for future contractual commitments, (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures and (iii) Adjusted EBITDA does not reflect the interest and principal required to service our indebtedness. In evaluating Adjusted EBITDA, you should be aware that in the future we expect to incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. When evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including our net income (loss) and other U.S. GAAP results.
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
The following table presents a reconciliation of our free cash flow to the most comparable U.S. GAAP measure, net cash provided by operating activities, for each of the periods indicated:

	Twelve Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$7,476	$38,977
Purchases of property and equipment and capitalized internal-use software development costs	(12,934)	(9,703)
Free cash flow	$(5,458)	$29,274

Although we believe free cash flow provides another important lens into the business, free cash flow is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with U.S. GAAP. Free cash flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other U.S. GAAP financial measures, such as net cash provided by operating activities. Some of the limitations of free cash flow include that it may not properly reflect capital commitments to creators that need to be paid in the future or future contractual commitments that have not been realized in the current period.
Components of Results of Operations
Net Revenue
On January 1, 2019, we adopted ASC Topic 606 using the modified retrospective method applied to contracts which were not completed as of the adoption date. Results for reporting periods beginning on or after January 1, 2019 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historical accounting guidance. See Part I, Item 1, Note 2, "Summary of Significant Accounting Policies" included in this Quarterly Report on Form 10-Q for additional details, including a description of our revenue recognition policies under ASC Topic 606. The adoption of ASC Topic 606 did not have a material impact on our results of operations, financial position or cash flows.
We generate revenues primarily from service fees and payment processing fees from the sale of paid tickets on our platform. We also provide certain creators with account management services and customer support. Our fee structure typically consists of a fixed fee and a percentage of the price of each ticket sold by a creator. Revenue is recognized when control of promised goods or services is transferred to the creator, which for service fees and payment processing fees is when the ticket is sold. For account management services and customer support, revenue is recognized over the period from the date of the sale of the ticket to the date of the event. Net revenue excludes sales taxes and value added taxes (VAT) and is presented net of estimated customer refunds, chargebacks and amortization of creator signing fees.

We also generate a small portion of our net revenue from complementary solutions, such as day-of-event on-site product and services, web presence development and branding, software solutions to manage event venue administration and marketing services, that we provide to creators. These complementary solutions represented less than five percent of our total net revenue in each of the three months ended March 31, 2019 and 2018.
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
Cost of Net Revenue
Cost of net revenue consists primarily of payment processing fees, expenses associated with the operation and maintenance of our platform, including website hosting fees and platform infrastructure costs, amortization of capitalized software development costs, onsite operations costs and allocated customer support costs. Cost of net revenue also includes the amortization expense related to our acquired developed technology assets. We expect cost of net revenue as a percentage of net revenue to fluctuate in the near- to mid-term primarily as a result of our geographical revenue mix. Our payment processing costs for credit and debit card payments are generally lower outside of the United States due to a number of factors, including lower card network fees and lower cost alternative payment networks. Consequently, if we grow more rapidly internationally than in the United States, we expect that our payment processing costs will decline as a percentage of net revenue. Thus, in the long-term, we expect cost of net revenue to grow in absolute dollars but decrease as a percentage of net revenue.
Operating Expenses
Operating expenses consist of product development, sales, marketing and support and general and administrative expenses. Direct and indirect personnel costs, including stock-based compensation expense, are the most significant component of operating expenses. We also include sublease income as a reduction of our operating expenses.

Product development. Product development expenses consist primarily of costs associated with our employees in product development and product engineering activities. We expect our product development expenses to continue to increase in absolute dollars over time. In the near-term, we anticipate our product development expenses will increase as a percentage of net revenue as we focus our efforts on enhancing, improving and expanding the capabilities of our platform. We expect that we will continue to invest in building employee and system infrastructure to enhance and support development of new technologies and to integrate acquired businesses and technologies. We expect that the addition of our Madrid and Vancouver creative hubs in 2018, resulting from the Ticketea and Picatic acquisitions, respectively, will contribute to higher product development expenses in absolute dollars and as a percentage of net revenue in the near-term, but over the long-term, we anticipate that product development expenses will decrease as a percentage of net revenue as our revenue grows and as we continue to grow our development staff in lower cost markets.
Sales, marketing and support. Sales, marketing and support expenses consist primarily of costs associated with our employees involved in selling and marketing our products, public relations and communication activities, marketing programs, travel and customer support costs associated with free events on our platform. For our sales teams, this also includes commissions. Our sales, marketing and support expenses also includes the amortization of acquired customer relationship intangible assets, which was $2.6 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively. Sales, marketing and support expenses are driven by investments to grow and retain creators and attendees on our platform. We expect sales, marketing and support expenses to increase in absolute dollars over time. In the near-term, we anticipate sales, marketing and support expenses will fluctuate as a percentage of net revenue, but over the long-term we anticipate that it will decrease as a percentage of net revenue as we expect to see continued growth in net revenue generated from creators that signed up with us through our efficient customer acquisition channels, such as word of mouth referrals, converting free creators to paid creators and converting attendees into creators. We spend a comparatively small portion of our sales, marketing and support costs on these customer acquisition channels.

General and administrative. General and administrative expenses consist of personnel costs for finance, accounting, legal, risk, human resources and administrative personnel. It also includes professional fees for legal, accounting, finance, human resources and other corporate matters. Our general and administrative expenses also include reserves for sales tax and VAT. Our general and administrative expenses have increased on an actual dollar basis over time and we expect general and administrative expenses to continue to increase in absolute dollars over time. However, we do anticipate general and administrative expenses will fluctuate as a percentage of net revenue as we expect to incur additional general and administrative expenses to support our growth as we continue to mature as a publicly-traded company and as we scale our business. These increases may be partially offset by reductions in sales tax and VAT accruals as a result of our increased certainty as to the amounts we may owe in certain jurisdictions and our increased clarity into how certain tax regulators interpret tax legislation in the various jurisdictions in which we operate.
Interest Expense
Interest expense relates to our build-to-suit lease financing obligation and outstanding debt.
As a result of our build-to-suit lease accounting, a portion of our cash rent payments related to our San Francisco office are classified as interest expense for U.S. GAAP reporting purposes. We reported interest expense of $0.8 million and $0.9 million during the three months ended March 31, 2019 and 2018, respectively, related to our build-to-suit lease accounting.
Our outstanding debt has been historically related to acquisitions, either as part of deal consideration or to help finance cash consideration for an acquisition. In September 2017, we issued $50.0 million subordinated convertible notes in connection with the Ticketfly acquisition, which were repaid in March 2018. Also, in September 2017, we borrowed $30.0 million under the First WTI Loan Facility. The subordinated convertible notes were repaid in March 2018 at a discount to issuance, funded in part by an additional draw of $30.0 million against our First WTI Loan Facility. We drew an additional $15.0 million under the Second WTI Loan Facility in May 2018. The amounts borrowed under the WTI Loan Facilities were fully repaid in September 2018 and the underlying agreements were terminated. Also in September 2018, we borrowed $75.0 million in New Term Loans under our Credit Agreement.
Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability
The redeemable convertible preferred stock warrant is classified as a liability on our condensed consolidated balance sheet and remeasured to fair value at each balance sheet date, with the corresponding charge recorded as a change in fair value of redeemable convertible preferred stock warrant liability on the condensed consolidated statements of operations. In connection with our IPO, all warrants were automatically exercised for no consideration, and, as such, we do not have any redeemable convertible preferred stock warrant liabilities subsequent to our IPO.

Gain on Debt Extinguishment
Gain on debt extinguishment consists of amounts recorded related to our accounting for the retirement of our debt obligations.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and foreign exchange rate remeasurement gains and losses recorded from consolidating our subsidiaries each period-end.
Income Tax Provision
Income tax provision consists primarily of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. The differences in the tax provision and benefit for the periods presented and the U.S. federal statutory rate is primarily due to foreign taxes in profitable jurisdictions and the recording of a full valuation allowance on our net deferred tax assets and certain foreign losses which benefit from rates lower than the U.S. federal statutory rate. We apply the discrete method provided in ASC 740 to calculate our interim tax provision.
Results of Operations
The results of operations presented below should be reviewed in conjunction with the interim condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our consolidated results of operations data and such data as a percentage of net revenue for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Consolidated Statements of Operations
Net revenue	$81,326	$74,526
Cost of net revenue	30,518	28,084
Gross profit	50,808	46,442
Operating expenses:
Product development	14,264	8,834
Sales, marketing and support	21,170	20,472
General and administrative	25,519	20,227
Total operating expenses	60,953	49,533
Loss from operations	(10,145)	(3,091)
Interest expense	(1,933)	(2,909)
Change in fair value of redeemable convertible preferred stock warrant liability	—	(1,321)
Gain on debt extinguishment	—	16,995
Other income (expense), net	2,180	(281)
Income (loss) before provision for income taxes	(9,898)	9,393
Income tax provision	100	370
Net income (loss)	$(9,998)	$9,023

	Three Months Ended March 31,
	2019	2018
Consolidated Statements of Operations, as a percentage of net revenue
Net revenue	100.0%	100.0%
Cost of net revenue	37.5%	37.7%
Gross profit	62.5%	62.3%
Operating expenses:
Product development	17.5%	11.9%
Sales, marketing and support	26.0%	27.5%
General and administrative	31.4%	27.1%
Total operating expenses	74.9%	66.5%
Loss from operations	(12.5)%	(4.1)%
Interest expense	(2.4)%	(3.9)%
Change in fair value of redeemable convertible preferred stock warrant liability	—%	(1.8)%
Gain on debt extinguishment	—%	22.8%
Other income (expense), net	2.7%	(0.4)%
Income (loss) before provision for income taxes	(12.2)%	12.6%
Income tax provision	0.1%	0.5%
Net income (loss)	(12.3)%	12.1%
Comparison of Three Months Ended March 31, 2019 and 2018
Net revenue

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Net revenue	$81,326	$74,526	$6,800	9.1%
The increase in net revenue during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was driven primarily by growth in paid ticket volume, which increased by 14.5% during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, from 23.6 million to 27.0 million. Net revenue from paid ticket growth on the Eventbrite platform increased by $12.8 million, or 22.5%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Net revenue per paid ticket decreased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 from $3.16 to $3.01. The decrease in net revenue per paid ticket was driven by a combination of currency fluctuations for non-U.S. dollar denominated ticketing transactions we processed as well as the mix in pricing packages, event category and event type. Also contributing to the decrease in net revenue per paid ticket was an increase of $2.5 million in contra-revenue items recorded in the three months ended March 31, 2019 compared to the same period in 2018, driven primarily by higher amortization of creator signing fees.

Cost of net revenue

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Cost of net revenue	$30,518	$28,084	$2,434	8.7%
Percentage of total net revenue	37.5%	37.7%
Gross margin	62.5%	62.3%
The increase in cost of net revenue during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to an increase in payment processing costs of $2.4 million, driven by paid ticket growth on the Eventbrite platform. Additionally, there were increases in platform fees and platform operations costs as well as allocated customer support costs, which were offset by a decrease in amortization of acquired developed technology. The Ticketfly acquired developed technology asset was fully amortized in the fourth quarter of 2018.
Operating expense
Product development

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Product development	$14,264	$8,834	$5,430	61.5%
Percentage of total net revenue	17.5%	11.9%
Product development expense during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 increased primarily due to increased personnel costs of $4.5 million, including $1.3 million of stock-based compensation, resulting from organic hiring efforts and an increase in headcount as a result of the Ticketea and Picatic acquisitions.
Sales, marketing and support

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Sales, marketing and support	$21,170	$20,472	$698	3.4%
Percentage of total net revenue	26.0%	27.5%
Sales, marketing and support expenses were substantially consistent during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The results were primarily driven by increases in creator related expenses offset by decreases in direct and discretionary marketing spend in the three months ended March 31, 2019 compared to the corresponding period in 2018.

General and administrative

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
General and administrative	$25,519	$20,227	$5,292	26.2%
Percentage of total net revenue	31.4%	27.1%
The increase in general and administrative expenses during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was a result primarily of increased personnel costs, which increased by $5.9 million, including $3.1 million of stock-based compensation, driven by increased headcount. Additionally, increased contractor costs and increased insurance costs were offset by a decrease of $3.0 million from the release and remeasurement of sales tax reserves in the three months ended March 31, 2019 compared to the corresponding period in 2018.
Interest expense

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Interest expense	$(1,933)	$(2,909)	$(976)	(33.6)%
Percentage of total net revenue	(2.4)%	(3.9)%
The decrease in interest expense during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was driven by higher amounts of interest bearing debt that was outstanding in the three months ended March 31, 2018, primarily related to the WTI loan facilities.
Change in fair value of redeemable convertible preferred stock warrant liability

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Change in fair value of redeemable convertible preferred stock warrant liability	$—	$(1,321)	$(1,321)	*
Percentage of total net revenue	—%	(1.8)%
________
* Not meaningful
The change in fair value of our redeemable convertible preferred stock warrant liability recorded during the three months ended March 31, 2018 was due to an increase in the underlying fair value of our redeemable convertible preferred stock from January 1, 2018 to March 31, 2018. In connection with our IPO, the redeemable convertible preferred stock warrants were automatically exercised into shares of Class B common stock following which the warrants ceased to be outstanding. As a result, there was no change in fair value recorded during the three months ended March 31, 2019.

Gain on debt extinguishment

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Gain on debt extinguishment	$—	$16,995	$(16,995)	*
Percentage of total net revenue	—%	22.8%
________
* Not meaningful
The gain on debt extinguishment recorded in the three months ended March 31, 2018 was due to the retirement of promissory notes that were issued in connection with the Ticketfly acquisition. An agreement was reached with the holder of the notes to retire them in full for $34.7 million, resulting in the gain on debt extinguishment of $17.0 million. We retired no debt in the three months ended March 31, 2019.
Other income (expense), net

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Other income (expense), net	$2,180	$(281)	$2,461	*
Percentage of total net revenue	2.7%	(0.4)%
________
* Not meaningful
The increase in other income (expense), net during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was driven by foreign currency rate measurement fluctuations. We recognized foreign currency rate measurement gains during the three months ended March 31, 2019 as a result of the weakening of the U.S. dollar compared to the currencies with which we operate and process transactions. We recognized foreign currency rate measurement losses during the three months ended March 31, 2018 as a result of the overall strengthening of the U.S. dollar compared to the currencies with which we operate and process transactions.
Income tax provision

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Income tax provision	$100	$370	$(270)	(73.0)%
Percentage of total net revenue	0.1%	0.5%

The provision for income taxes decreased $0.3 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease was primarily attributable to changes in our taxable earnings mix.
Liquidity and Capital Resources
As of March 31, 2019, we had cash and cash equivalents of $533.4 million and funds receivable of $54.4 million. Our cash and cash equivalents includes bank deposits held by financial institutions and is held for working capital purposes. Our funds receivable represents cash-in-transit from credit card processors that is received to our bank accounts within five business days of the underlying ticket transaction. Collectively, our cash and cash equivalents and funds receivable balances represent a mix of cash that belongs to us and cash that is due to the creator. The amounts due to creators, which was $353.4 million as of March 31, 2019, are captioned on our condensed consolidated balance sheets as accounts payable, creators.

We also make payments to creators to provide the creator with short-term liquidity in advance of ticket sales. These amounts are recovered by us as tickets are sold by the respective creator, and are typically expected to be recovered within 12 months of the payment date. Amounts expected to be recovered within 12 months of the balance sheet date are classified as creator advances, net and any remaining amounts are classified as creator advances, noncurrent. We maintain an allowance for estimated creator advances that are not recoverable, and present the creator advances balance net on our condensed consolidated balance sheets. Creator advances, net was $24.1 million and $21.3 million as of March 31, 2019 and December 31, 2018, respectively and creator advances, noncurrent was $2.6 million and $1.9 million as of March 31, 2019 and December 31, 2018, respectively.
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
Also in September 2018, the Company entered into a senior secured credit facility with a syndicate of banks consisting of $75.0 million aggregate principal amount of term loans (the New Term Loans) and a $75.0 million revolving credit facility (the New Revolving Credit Facility, and together with the New Term Loans, the New Credit Facilities). The New Term Loans were fully funded in September 2018 and the Company received cash proceeds of $73.6 million, net of arrangement fees of $1.1 million and upfront fees of $0.3 million.
The New Term Loans amortize at a rate of 7.5% per annum for the first two years of the New Credit Facilities, 10.0% per annum for the third and fourth years and the first three quarters of the fifth year of the New Credit Facilities, with the balance due at maturity. The New Term Loans and the New Revolving Credit Facility are each expected to mature on the fifth anniversary of the effectiveness of the New Credit Facilities. The New Revolving Credit Facility has a commitment fee, which currently accrues at 0.40% on the daily unused amount of the aggregate revolving commitments of the lenders. We have made no draw on the revolving credit line as of March 31, 2019.
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
The New Credit Facilities contain customary conditions to borrowing, events of default and covenants. Financial covenants include maintaining a (i) maximum total leverage ratio; (ii) minimum consolidated interest coverage ratio; and (iii) minimum liquidity ratio. We were in compliance with all financial covenants as of March 31, 2019.
We believe that our existing cash, together with cash generated from operations and amounts available under our New Revolving Credit Facility, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through debt, equity and/or equity-linked arrangements.
As of March 31, 2019, approximately 41.8% of our cash was held outside of the United States, which was held primarily on behalf of, and to be remitted to, creators and to fund our foreign operations. We do not expect to incur significant taxes related to these amounts.
Cash Flows
Our cash flow activities were as follows for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$86,734	$86,306
Investing activities	(3,390)	(2,992)
Financing activities	11,129	(4,872)
Net increase in cash, cash equivalents and restricted cash	$94,473	$78,442

Comparison of Three Months Ended March 31, 2019 and 2018
Cash flows from operating activities
The net cash provided by operating activities of $86.7 million for the three months ended March 31, 2019 was due primarily to a net loss of $10.0 million with adjustments for depreciation and amortization of $6.1 million, stock-based compensation expense of $8.1 million and amortization of creator signing fees of $2.4 million. Additionally, there was an increase in accounts payable to creators of $81.2 million due to increases in paid tickets, a decrease in funds receivable of $4.3 million and an increase in other accrued liabilities of $3.6 million. These items were partially offset by an increase in creator signing fees of $4.6 million, an increase in creator advances of $4.1 million, a decrease in accrued taxes of $1.3 million and an increase in accounts receivable of $1.5 million.
The net cash provided by operating activities of $86.3 million for the three months ended March 31, 2018 was due primarily to net income of $9.0 million with adjustments for depreciation and amortization of $8.2 million, stock-based compensation expense of $2.9 million, amortization of creator signing fees of $1.4 million, a change in fair value of redeemable convertible preferred stock warrant liability of $1.3 million, offset by a gain on debt extinguishment of $17.0 million. Additionally, there was an increase in accounts payable to creators of $72.2 million due to increases in paid tickets, an increase in other accrued liabilities of $4.6 million, an increase in accrued taxes, including accrued taxes, noncurrent, of $4.0 million and a decrease in funds receivable of $5.9 million. These items were partially offset by an increase in creator signing fees of $3.7 million, an increase in creator advances of $2.5 million, an increase in prepaid expenses and other current assets of $1.3 million and an increase in accounts receivable of $1.0 million.
Cash flows from investing activities
The net cash used in investing activities of $3.4 million for the three months ended March 31, 2019 was due to capitalized internal-use software development costs of $2.1 million and purchases of property and equipment of $1.3 million.
The net cash used in investing activities of $3.0 million for the three months ended March 31, 2018 was due to capitalized software development costs of $2.3 million and purchases of property and equipment of $0.7 million.
Cash flows from financing activities
The net cash provided by financing activities of $11.1 million during the three months ended March 31, 2019 was due primarily to $12.4 million in proceeds from exercise of stock options. These inflows were partially offset by $0.5 million in payments of debt issuance costs that were previously accrued, $0.4 million in payments of deferred IPO offering costs that were previously accrued and $0.2 million in taxes paid related to the net share settlement of equity awards.
The net cash used in financing activities of $4.9 million during the three months ended March 31, 2018 was driven by the repayment of principal of the promissory note issued in the Ticketfly acquisition of $35.3 million, partially offset by $30.0 million in proceeds from drawing funds under the WTI Loan Facilities and $0.6 million in cash proceeds from stock option exercises.
Concentrations of Credit Risk
As of March 31, 2019 and December 31, 2018, there were no customers that represented 10% or more of our accounts receivable balance.

Contractual Obligations and Commitments
Our principal commitments consist of debt, capital commitments to creators, rental payments under our build-to-suit lease, operating leases, purchase commitments and capital leases. The following table summarizes our commitments to settle contractual obligations as of March 31, 2019:

	Payments due by Period
	Total	Less than 1 year	Between 1-3 years	Between 3-5 years	More than 5 years
	(in thousands)
Term loans	$73,594	$7,031	$15,000	$51,563	$—
Future creator signing fees and creator advances	14,987	9,017	5,787	183	—
Build-to-suit lease obligation	11,945	5,645	6,300	—	—
Operating leases	20,477	3,835	7,134	5,802	3,706
Sublease income	8,526	4,113	4,413	—	—
Capital Leases	593	254	339	—	—
Purchase commitments	6,625	3,625	3,000	—	—
Total	$136,747	$33,520	$41,973	$57,548	$3,706
Term Loans
In September 2018, we entered into the New Credit Facilities. The New Term Loans were fully funded in September 2018 and we received cash proceeds of $73.6 million, net of arrangement fees of $1.1 million and upfront fees of $0.3 million. We have made no draw on the revolving credit line as of March 31, 2019.
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
Future Creator Signing Fees and Creator Advances
Creator signing fees and creator advances represent contractual amounts paid in advance to customers pursuant to event ticketing and payment processing agreements. Certain of our contracts include terms where future payments to creators are committed to as part of the overall ticketing arrangement.
Lease Commitments
We have entered into various non-cancelable leases for certain offices with contractual lease periods expiring between 2019 and 2029.
In 2014, we undertook a series of structural improvements to the floors that we occupied in our corporate headquarters in San Francisco. As a result of the requirement to fund construction costs and due to certain structural improvements that were made by us, we were considered the deemed owner of the leased floors for accounting purposes. Due to the presence of a standby letter of credit as a security deposit, we were deemed to have continuing involvement after the construction period. As such, we accounted for this arrangement as owned real estate. Legally, we do not own the floors that we have leased in the building, the property owner owns the floors. However, accounting rules require that we record an imputed financing obligation for our obligation to the legal owners as well as an asset for the fair value of the leased floors. Under these accounting rules, our monthly rental payments are allocated to (1) interest expense, (2) ground rent expense and (3) a reduction of the principal of the imputed financing obligation. We recorded interest expense related to this financing obligation of $0.8 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively. The lease financing obligation was $28.2 million and $28.5 million as of March 31, 2019 and December 31, 2018, respectively, and the net book value of the asset as of those dates was $27.8 million and $28.4 million, respectively. See Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details.

Purchase Commitments
Purchase commitments represent future minimum contractual amounts due under a non-cancelable agreement related to Amazon Web Services cloud computing services.
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements and did not have any such arrangements during 2018 or during the three months ended March 31, 2019.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. U.S. GAAP requires us to make certain estimates and judgments that affect the amounts reported in our condensed consolidated financial statements related disclosures. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis and our actual results could differ from these estimates.
Other than the adoption of ASC Topic 606, there have been no material changes to our critical accounting policies and significant judgments as compared to the critical accounting policies and estimates disclosed in the 2018 Form 10-K.
Recent Accounting Pronouncements
See Note 2, "Summary of Significant Accounting Policies" in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
Interest expense related to our outstanding debt as of March 31, 2019 is related to fixed rate debt and interest expense related to the build-to-suit lease and is not sensitive to movements in interest rates. A 10% increase or decrease in interest rates would not have a material effect on our interest expense.
Foreign Currency Risk
Many of our event organizers live or operate outside the United States, and therefore we have significant ticket sales denominated in foreign currencies, most notably the British Pound, Euro, Canadian Dollar, Australian Dollar, Brazilian Real and Argentinian Peso. If currency exchange rates remain at current levels, currency translation could negatively affect net revenue growth for events that are not listed in U.S. dollars and could also reduce the demand for U.S. dollar denominated events from attendees outside of the United States. Because the functional currency of our foreign subsidiaries is the U.S. dollar, fluctuations due to changes in currency exchange rates cause us to recognize transaction gains and losses in our statement of operations. A 10% increase or decrease in current exchange rates would not have a material impact on our consolidated results of operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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

PART II
Item 1. Legal Proceedings
On April 15, 2019, a purported stockholder of our company filed a putative class action complaint in the United States District Court for the Northern District of California, Gomes v. Eventbrite, Inc., et al., 5:19-cv-02019-EJD (the Gomes Complaint) against Eventbrite, Inc., certain of our officers (the Officer Defendants), certain current and former members of our board of directors (the Director Defendants), and the underwriters for our IPO. Among other things, the Gomes Complaint alleges that defendants misrepresented and/or omitted material information in our IPO registration statement in violation of the Securities Act. The Gomes Complaint also alleges that Eventbrite, Inc. and Officer Defendants misrepresented and/or omitted material information in our earnings release and Form 10-Q for the third quarter of 2018, rendering statements therein false and misleading and in violation of the Exchange Act and related regulations. In addition, the Gomes Complaint alleges that the Officer Defendants and Director Defendants acted as controlling persons within the meaning and in violation of Section 15 of the Securities Act, and that the Officer Defendants acted as controlling persons within the meaning and in violation of Section 20(a) of the Exchange Act, to influence and control the dissemination of the IPO registration statement and subsequent statements, respectively. The Gomes Complaint seeks compensatory damages, costs and expenses, including attorneys' and expert fees, and such other relief as the court may deem just and proper.
We believe that the Gomes Complaint is without merit and intend to vigorously defend the action. We cannot predict the outcome of or estimate the possible loss or range of loss from the above described matter. It is possible that additional, similar complaints may be filed or the complaint described above will be amended. If this occurs, we do not intend to announce the filing of each additional, similar complaint or any amended complaint unless it contains allegations that are substantially distinct from those made in the pending action described above.
In addition to the litigation discussed above, from time to time, we may be subject to legal actions and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties. Future litigation may be necessary to defend ourselves or our creators. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors
You should carefully consider the risks described in Part I, Item 1A, Risk Factors in the 2018 Form 10-K. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any such risks materialize, our business, financial condition and results of operations could be materially harmed and the trading price of our Class A common stock could decline. Other than the risk factors set forth below, there have been no material changes to the risk factors described in the 2018 Form 10-K.

Unfavorable outcomes in legal proceedings may harm our business and results of operations.
Our results of operations may be affected by the outcome of pending and future litigation, claims, investigations, legal and administrative cases and proceedings, whether civil or criminal, or lawsuits by governmental agencies or private parties. For example, on April 15, 2019, a purported stockholder of our company filed a putative class action against Eventbrite, Inc., certain of our current and former officers, and the underwriters for our IPO, on behalf of a putative class of persons who purchased or acquired Eventbrite securities traceable to our IPO and/or who purchased or acquired Eventbrite securities between September 20, 2018 and March 7, 2019. Such action alleges violations of Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act based on alleged material misrepresentations and/or omissions in our IPO registration statement and subsequent statements. The action seeks to recover unspecified damages, and costs and expenses, including attorneys' and expert fees. Regardless of whether or not there is merit to the claims underlying this class action, any similar future litigation, or any other legal proceedings to which we are subject, and regardless of whether or not we are found as a result of such proceedings to have violated any applicable laws, such proceedings can be expensive to defend or respond to, could result in substantial costs and diversion of management's attention and resources, which could harm our business, and potentially could cause substantial and irreparable harm to our public reputation. Moreover, if the results of these legal proceedings are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have an adverse effect on our business, results of operations and financial condition. Further, our liability insurance coverage may not be sufficient to satisfy, or may not cover, any expenses or liabilities that may arise. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, results of operations and financial condition.

Sales of substantial amounts of our Class A common stock in the public markets, or the perception that sales might occur, could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. As of March 31, 2019, we had 34,425,590 shares of Class A common stock outstanding and 46,009,533 shares of Class B common stock outstanding.
In addition, we filed registration statements to register 36,650,285 shares reserved for issuance under our equity compensation plans. Upon effectiveness of that registration statement, subject to the satisfaction of applicable vesting periods, the shares of Class A common stock issued upon exercise of outstanding options or settlement of restricted stock units, or conversion of Class B common stock issuable thereunder, will be available for immediate resale in the United States in the open market.
Sales of our common stock may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the three months ended March 31, 2019.
Use of Proceeds from Initial Public Offering of Class A Common Stock
On September 19, 2018, our registration statement on Form S-1 (File No. 333-226978) was declared effective by the SEC for our IPO of Class A common stock. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed pursuant to Rule 424(b) under the Securities Act and other periodic reports previously filed with the SEC.

Item 6. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	August 28, 2018
3.2	Amended and Restated Bylaws.	S-1/A	3.4	August 28, 2018
4.1	Form of Class A Common Stock Certificate.	S-1/A	4.1	September 7, 2018
10.1	Executive Severance and Change in Control Agreement	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

* The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eventbrite, Inc.

	By:	/s/ Julia Hartz
May 1, 2019		Julia Hartz
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Randy Befumo
May 1, 2019		Randy Befumo
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Shane Crehan
May 1, 2019		Shane Crehan
Chief Accounting Officer
(Principal Accounting Officer)