Form 10-Q
period 2019-06-30
Eventbrite, Inc.
filed 2019-08-07
CIK 1475115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
_________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 15, 2019, 49,662,496 shares of Registrant's Class A common stock and 33,170,832 shares of Registrant's Class B common stock were outstanding.

EVENTBRITE, INC.

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

EVENTBRITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$500,454	$437,892
Funds receivable	46,582	58,697
Accounts receivable, net	4,368	4,069
Creator signing fees, net	8,245	7,324
Creator advances, net	26,182	21,255
Prepaid expenses and other current assets	14,735	16,467
Total current assets	600,566	545,704
Property, plant and equipment, net	46,251	44,219
Goodwill	170,560	170,560
Acquired intangible assets, net	54,490	59,973
Restricted cash	508	1,508
Creator signing fees, noncurrent	12,518	9,681
Creator advances, noncurrent	2,534	1,887
Other assets	3,244	3,352
Total assets	$890,671	$836,884
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, creators	$322,982	$272,201
Accounts payable, trade	2,063	1,028
Accrued compensation and benefits	5,278	5,586
Accrued taxes	4,503	8,028
Current portion of term loan	5,650	5,635
Other accrued liabilities	18,519	15,726
Total current liabilities	358,995	308,204
Build-to-suit lease financing obligation	27,916	28,510
Accrued taxes, noncurrent	13,612	15,691
Term loan	55,794	67,087
Other liabilities	2,521	2,170
Total liabilities	458,838	421,662
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized, 82,449,552 shares issued and outstanding as of June 30, 2019; 1,100,000,000 shares authorized, 78,546,874 shares issued and 78,358,394 shares outstanding as of December 31, 2018	—	—
Treasury stock at cost; no shares as of June 30, 2019 and 188,480 shares as of December 31, 2018	—	(488)
Additional paid-in capital	759,959	718,405
Accumulated deficit	(328,126)	(302,695)
Total stockholders’ equity	431,833	415,222
Total liabilities and stockholders’ equity	$890,671	$836,884

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue	$80,758	$67,542	$162,084	$142,068
Cost of net revenue(1)	31,073	29,863	61,591	57,947
Gross profit	49,685	37,679	100,493	84,121
Operating expenses(1):
Product development	16,295	10,981	30,559	19,815
Sales, marketing and support	25,872	21,513	47,434	42,229
General and administrative	22,051	18,405	47,178	38,388
Total operating expenses	64,218	50,899	125,171	100,432
Loss from operations	(14,533)	(13,220)	(24,678)	(16,311)
Interest expense	(1,868)	(3,190)	(3,801)	(6,099)
Change in fair value of redeemable convertible preferred stock warrant liability	—	(4,750)	—	(6,071)
Gain on debt extinguishment	—	—	—	16,995
Other income (expense), net	375	(3,013)	2,555	(3,294)
Loss before income taxes	(16,026)	(24,173)	(25,924)	(14,780)
Income tax provision (benefit)	(1,193)	430	(1,093)	800
Net loss	$(14,833)	$(24,603)	$(24,831)	$(15,580)
Net loss per share, basic and diluted	$(0.18)	$(1.12)	$(0.31)	$(0.73)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	81,369	21,886	80,049	21,289

(1) Includes stock-based compensation as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of net revenue	$325	$71	$569	$124
Product development	2,187	747	4,225	1,348
Sales, marketing and support	1,246	864	2,469	1,578
General and administrative	4,948	3,566	9,570	5,058
Total	$8,706	$5,248	$16,833	$8,108
(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(Unaudited)

	Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	11,502,993	$—	66,855,401	$—	(188,480)	$(488)	$718,405	$(302,695)	$415,222
Issuance of common stock upon exercise of stock options	1,785,106	—	249,207	—	—	—	12,427	—	12,427
Issuance of restricted stock awards	4,402	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	62,263	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(24,249)	—	—	—	—	—	(560)	—	(560)
Conversion of common stock from Class B to A	21,095,075	—	(21,095,075)	—	—	—	—	—	—
Retirement of treasury stock	—	—	—	—	188,480	488	(488)	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	92	—	92
Stock-based compensation	—	—	—	—	—	—	8,330	—	8,330
Cumulative effect adjustment upon adoption of ASU 2014-09	—	—	—	—	—	—	—	(600)	(600)
Net loss	—	—	—	—	—	—	—	(9,998)	(9,998)
Balance at March 31, 2019	34,425,590	—	46,009,533	—	—	—	738,206	(313,293)	424,913
Issuance of common stock upon exercise of stock options	1,785,361	—	—	—	—	—	10,526	—	10,526
Issuance of restricted stock awards	21,016	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	52,204	—	—	—	—	—	—	—	—
Issuance of common stock for ESPP Purchase	167,706	—	—	—	—	—	2,234	—	2,234
Shares withheld related to net share settlement	(11,858)	—		—	—	—	(253)	—	(253)
Conversion of common stock from Class B to A	11,491,455	—	(11,491,455)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	92	—	92
Stock-based compensation	—	—	—	—	—	—	9,154	—	9,154
Net loss	—	—	—	—	—	—	—	(14,833)	(14,833)
Balance at June 30, 2019	47,931,474	$—	34,518,078	$—	—	$—	$759,959	$(328,126)	$431,833

	Redeemable Convertible Preferred Stock		Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	41,628,207	$334,018	—	$—	20,773,441	$—	(188,480)	$(488)	$83,291	$(238,617)	$(155,814)
Issuance of common stock upon exercise of stock options	—	—	—	—	124,258	—	—	—	588	—	588
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	92	—	92
Stock-based compensation	—	—	—	—	—	—	—	—	3,016	—	3,016
Net income	—	—	—	—	—	—	—	—	—	9,023	9,023
Balance at March 31, 2018	41,628,207	334,018	—	—	20,897,699	—	(188,480)	(488)	86,987	(229,594)	(143,095)
Issuance of common stock upon exercise of stock options	—	—	—	—	963,297	—	—	—	3,620	—	3,620
Issuance of common stock, acquisitions	—	—	—	—	676,060	—	—	—	7,439	—	7,439
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	91		91
Stock-based compensation	—	—	—	—	—	—	—	—	5,365	—	5,365
Net loss	—	—	—	—	—	—	—	—	—	(24,603)	(24,603)
Balance at June 30, 2018	41,628,207	$334,018	—	$—	22,537,056	$—	(188,480)	$(488)	$103,502	$(254,197)	$(151,183)

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cash flows from operating activities
Net loss	$(14,833)	$(24,603)	$(24,831)	$(15,580)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,082	8,580	12,219	16,782
Amortization of creator signing fees	2,522	1,713	4,915	3,077
Accretion of term loan	119	882	223	1,412
Gain on debt extinguishment	—	—	—	(16,995)
Change in fair value of redeemable convertible preferred stock warrant liability	—	4,750	—	6,071
Stock-based compensation	8,706	5,248	16,833	8,108
Impairment of long-lived assets	1,436	686	1,899	1,064
Provision for bad debt and creator advances	1,800	914	2,380	1,533
Loss on disposal of equipment	36	—	58	1
Deferred income taxes	(571)	341	(745)	617
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	446	78	(1,061)	(946)
Funds receivable	7,813	8,892	12,115	14,778
Creator signing fees, net	(4,630)	(2,626)	(9,251)	(6,277)
Creator advances, net	(4,393)	30	(8,513)	(2,517)
Prepaid expenses and other current assets	1,033	(2,102)	1,732	(3,430)
Other assets	(119)	(788)	(2)	(694)
Accounts payable, creators	(30,407)	(42,245)	50,781	29,946
Accounts payable, trade	671	(597)	956	411
Accrued compensation and benefits	(1,879)	(80)	(308)	(596)
Accrued taxes	(2,194)	746	(3,525)	2,243
Other accrued liabilities	501	4,741	2,712	9,385
Accrued taxes, non-current	(1,361)	(1,853)	(1,334)	640
Other liabilities	220	(14)	479	(34)
Net cash provided by (used in) operating activities	(29,002)	(37,307)	57,732	48,999
Cash flows from investing activities
Purchases of property and equipment	(2,281)	(2,035)	(3,566)	(2,688)
Capitalized internal-use software development costs	(2,166)	(1,992)	(4,271)	(4,331)
Acquisitions, net of cash acquired	—	13,853	—	13,853
Net cash provided by (used in) investing activities	(4,447)	9,826	(7,837)	6,834

EVENTBRITE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cash flows from financing activities
Proceeds from issuance of common stock under ESPP	2,234	—	2,234	—
Proceeds from exercise of stock options	10,526	3,620	22,954	4,208
Taxes paid related to net share settlement of equity awards	(531)	—	(706)	—
Proceeds from term loans	—	15,000	—	45,000
Principal payments on debt obligations	(11,406)	(165)	(11,406)	(35,455)
Payment of debt issuance costs	—	—	(457)	—
Payments on capital lease obligations	(68)	(30)	(138)	(76)
Payments on lease financing obligations	(217)	(155)	(401)	(279)
Payments of deferred offering costs	—	(183)	(413)	(183)
Net cash provided by financing activities	538	18,087	11,667	13,215
Net increase (decrease) in cash, cash equivalents and restricted cash	(32,911)	(9,394)	61,562	69,048
Cash, cash equivalents and restricted cash
Beginning of period	$533,873	$270,663	$439,400	$192,221
End of period	$500,962	$261,269	$500,962	$261,269
Supplemental cash flow data
Interest paid	$1,866	$1,686	$1,876	$3,622
Income taxes paid, net of refunds	183	100	367	143
Non-cash investing and financing activities
Vesting of early exercised stock options	$92	$91	$184	$183
Purchases of property and equipment, accrued but unpaid	338	8	338	8
Issuance of shares of common stock for acquisitions	—	7,439	—	7,439
Issuance of redeemable convertible preferred stock warrants in connection with loan facilities and term loan	—	1,890	—	4,603
Deferred offering costs included in accounts payable, trade and other accrued liabilities	—	1,071	—	1,128
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
Initial Public Offering
In September 2018, the Company completed its initial public offering (IPO) in which the Company issued and sold 11,500,000 shares of Class A common stock at a public offering price of $23.00 per share, which included 1,500,000 shares sold pursuant to the exercise by the underwriters' option to purchase additional shares. The Company received aggregate net proceeds of $246.0 million from the IPO, net of underwriter discounts and commissions, before deducting additional offering costs of $5.5 million, net of reimbursements.
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
2. Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated financial statements of the Company are unaudited. The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and the applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date.
The accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal and recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations and cash flows for the interim periods. All intercompany transactions and balances have been eliminated. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other future annual or interim period.
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

Prior Period Reclassification
Beginning in the first quarter of 2019, the Company classified the amortization of acquired customer relationship intangible assets and certain other costs as sales, marketing and support expenses. Previously, these expenses were classified as general and administrative expenses. The Company has reclassified $3.4 million and $6.6 million of expenses for the three and six months ended June 30, 2018, respectively, and $0.4 million for the three months ended March 31, 2019 which is included in the six months ended June 30, 2019, to make the presentation consistent with the current period. There was no change to total operating expenses, loss from operations, loss before provision for income taxes or net loss for the three or six months ended June 30, 2018 or the three months ended March 31, 2019 as a result of these reclassifications.
Use of Estimates
In order to conform with U.S. GAAP, the Company is required to make certain estimates, judgments and assumptions when preparing its condensed consolidated financial statements. These estimates, judgments and assumptions affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. These estimates include, but are not limited to, the recoverability of creator signing fees and creator advances, the capitalization and estimated useful life of internal-use software, certain assumptions used in the valuation of equity awards, assumptions used in determining the fair value of the redeemable convertible preferred stock warrant liability and term loan derivative asset, assumptions used in determining the fair value of business combinations, the allowance for doubtful accounts, indirect tax reserves and contra revenue amounts related to fraudulent events, customer disputed transactions and refunds. The Company evaluates these estimates on an ongoing basis. Actual results could differ from those estimates and such differences could be material to the Company’s consolidated financial statements.
Comprehensive Loss
For all periods presented, comprehensive loss equaled net loss. Therefore, the condensed consolidated statements of comprehensive loss have been omitted from the interim unaudited condensed consolidated financial statements.
Emerging Growth Company Status
As an emerging growth company (EGC), the Jump-start Our Business Start-ups Act (JOBS Act) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. As a result, the Company's financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. Based on the market value of our Class A common stock held by non-affiliates as of June 30, 2019, we will become a large accelerated filer as of December 31, 2019 and cease to be an emerging growth company, and, therefore, will no longer be able to take advantage of this extended transition period.
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

▪	The adoption of ASC Topic 606 had no material impact to the Company's net revenues recorded in the three or six months ended June 30, 2019.

▪	The accounting treatment of incremental costs of obtaining contracts under ASC Topic 606 had no material impact to the Company's interim unaudited condensed consolidated financial statements.

▪
The adoption of ASC Topic 606 had no impact to the Company's total net cash provided by or used in operating, investing or financing activities within the Company's interim condensed consolidated statement of cash flows for the three or six months ended June 30, 2019.

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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02) which requires lessees to put most leases on their balance sheets but recognize expenses on their income statement and eliminates the real estate-specific provisions for all entities. The guidance is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect that implementation of this standard will have on its consolidated financial statements upon adoption.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes bank deposits held by financial institutions. Cash and cash equivalents balances include the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such balances were $279.5 million and $217.4 million as of June 30, 2019 and December 31, 2018, respectively. Although creator cash is legally unrestricted, the Company does not utilize creator cash for its own financing or investing activities as the amounts are payable to creators on a regular basis. These amounts due to creators are included in accounts payable, creators on the condensed consolidated balance sheets.
The Company has issued letters of credit under lease agreements and other agreements, which have been collateralized with cash. This cash is classified as noncurrent restricted cash on the condensed consolidated balance sheets. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$500,454	$437,892
Restricted cash	508	1,508
Total cash, cash equivalents and restricted cash	$500,962	$439,400

Funds Receivable
Funds receivable represents cash-in-transit from third-party payment processors that is received by the Company within approximately five business days from the date of the underlying ticketing transaction. The funds receivable balances include the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such amounts were $43.5 million and $54.8 million as of June 30, 2019 and December 31, 2018, respectively.
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
The Company’s funds receivable, accounts receivable, accounts payable, other current liabilities and debt approximate their fair value. All of these financial assets and liabilities are Level 1, except for debt, which is Level 2. There are no other Level 1 or Level 2 assets or liabilities recorded at June 30, 2019 and December 31, 2018.
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
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 for the three and six months ended June 30, 2019 or the year ended December 31, 2018.
4. Acquisitions
In April 2018, the Company acquired Ticketea S.L. (Ticketea), a leading Spanish ticketing provider. The Company acquired Ticketea in order to enhance its ticketing solutions and expand in the Spanish market. The acquisition of Ticketea has been accounted for as a business combination. The acquisition date fair value of the consideration transferred was $11.4 million, which consisted of $3.9 million in cash and 0.7 million shares of the Company’s common stock. Of the 0.7 million shares, 0.1 million shares are being held in escrow for adjustments related to working capital requirements and breaches of representations, warranties and covenants. These escrowed shares will be released approximately 18 months from the acquisition date, net of any adjustments. Acquisition costs related to the Ticketea transaction were $0.5 million and are included in general and administrative expenses in the condensed consolidated statement of operations for the six months ended June 30, 2018.
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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the respective acquisition dates (in thousands):

Ticketea
Cash and restricted cash	$17,852
Funds and accounts receivable	1,058
Creator advances	532
Prepaid expenses and other current assets	94
Property and equipment	42
Other noncurrent assets	28
Accounts payable, creators	(19,671)
Other current liabilities	(529)
Intangible assets	3,094
Goodwill	8,937
Total purchase price	$11,437
The following table sets forth the components of identifiable intangible assets acquired (in thousands) and their estimated useful lives as of the date of acquisition (in years):

	Ticketea	Estimated useful life
Customer relationships	$2,475	5.0
Developed technology	619	1.0
Total acquired intangible assets	$3,094
5. Accounts Receivable, Net
Accounts receivable, net is comprised of invoiced amounts to customers who use FPP for payment processing as well as other invoiced amounts. The following table summarizes the Company’s accounts receivable balance (in thousands):

	June 30, 2019	December 31, 2018
Accounts receivable, customers	$6,706	$5,651
Allowance for doubtful accounts	(2,338)	(1,582)
Accounts receivable, net	$4,368	$4,069
6. Creator Signing Fees, Net
Creator signing fees are additional incentives paid by the Company to secure exclusive ticketing and payment processing rights with certain creators. Amortization of creator signing fees is recorded as a reduction of revenue in the condensed consolidated statements of operations. As of June 30, 2019, these payments are being amortized over a weighted-average remaining contract life of 3.4 years on a straight-line basis. Creator signing fees that are expected to be amortized within 12 months of the balance sheet date are classified as creator signing fees, net and the remainder is classified as noncurrent on the condensed consolidated balance sheets. The following table summarizes the activity in creator signing fees for the periods indicated (in thousands):

	Three Months Ended June 30,
	2019	2018
Balance, beginning of period	$19,120	$12,571
Creator signing fees paid	4,630	2,626
Amortization of creator signing fees	(2,522)	(1,713)
Write-offs and other adjustments	(465)	(206)
Balance, end of period	$20,763	$13,278

	Six Months Ended June 30,
	2019	2018
Balance, beginning of period	$17,005	$10,421
Creator signing fees paid	9,188	6,279
Amortization of creator signing fees	(4,915)	(3,077)
Write-offs and other adjustments	(515)	(345)
Balance, end of period	$20,763	$13,278

Creator signing fees are classified as follows on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	June 30, 2019	December 31, 2018
Creator signing fees, net	$8,245	$7,324
Creator signing fees, noncurrent	12,518	9,681
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

	Three Months Ended June 30,
	2019	2018
Balance, beginning of period	$26,734	$22,129
Acquired with Ticketea transaction	—	532
Creator advances paid	9,316	3,659
Creator advances recouped	(4,914)	(3,874)
Write-offs and other adjustments	(2,420)	(845)
Balance, end of period	$28,716	$21,601

	Six Months Ended June 30,
	2019	2018
Balance, beginning of period	$23,142	$20,076
Acquired with Ticketea transaction	—	532
Creator advances paid	19,084	10,248
Creator advances recouped	(10,663)	(7,917)
Write-offs and other adjustments	(2,847)	(1,338)
Balance, end of period	$28,716	$21,601

Creator advances are classified as follows on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	June 30, 2019	December 31, 2018
Creator advances, net	$26,182	$21,255
Creator advances, noncurrent	2,534	1,887

8. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following as of the dates indicated (in thousands):

	June 30, 2019	December 31, 2018
Building and improvements	$33,277	$33,277
Capitalized internal-use software development costs	40,123	35,201
Furniture and fixtures	3,512	3,557
Computers and computer equipment	14,163	11,676
Leasehold improvements	6,161	5,084
	97,236	88,795
Less: Accumulated depreciation and amortization	(50,985)	(44,576)
Property, plant and equipment, net	$46,251	$44,219
The Company recorded the following amounts related to depreciation expense and capitalized internal-use software development costs during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Depreciation expense	1,599	1,221	3,236	2,363
Capitalized internal-use software development costs	2,614	2,115	4,922	4,562
Stock-based compensation costs included in capitalized internal-use software development costs	448	123	651	279
Amortization of capitalized internal-use software development costs	1,799	1,570	3,499	3,046
9. Goodwill and Acquired Intangible Assets, Net
The carrying value of goodwill was $170.6 million as of June 30, 2019 and December 31, 2018.
Acquired intangible assets, net consisted of the following as of the dates indicated (in thousands):

	June 30, 2019
	Cost	Accumulated Amortization	Net Book Value	Weighted- average remaining useful life (years)
Developed technology	$19,096	$18,952	$144	0.7
Customer relationships	74,484	20,138	54,346	5.7
Tradenames	1,600	1,600	—
Acquired intangible assets, net	$95,180	$40,690	$54,490

	December 31, 2018
	Cost	Accumulated Amortization	Net Book Value	Weighted- average remaining useful life (years)
Developed technology	$19,096	$18,628	$468	0.8
Customer relationships	74,484	14,979	59,505	6.2
Tradenames	1,600	1,600	—
Acquired intangible assets, net	$95,180	$35,207	$59,973

The Company recorded amortization expense related to acquired intangible assets as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of net revenue	$95	$2,949	$324	$5,821
Sales, marketing and support	2,588	2,539	5,159	4,973
General and administrative	—	301	—	577
Total amortization of acquired intangible assets	$2,683	$5,789	$5,483	$11,371

As of June 30, 2019, the total expected future amortization expense for acquired intangible assets is as follows (in thousands):

The remainder of 2019	$5,342
2020	10,443
2021	10,197
2022	8,202
2023	7,709
Thereafter	12,597
Acquired intangible assets, net	$54,490
10. Term Loans and Promissory Note
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
The Second WTI Loan Facility included a contingent prepayment feature under which if the Company consummated a qualified public offering within the first 24 months of the term loan and the Company prepaid the term loan in conjunction with the qualified public offering, the Company would be required to prepay the outstanding contractual balance plus accrued interest within 15 days of the consummation of a qualified public offering plus an additional amount equal to 50% of all interest that would have been incurred through the end of first 24 months of the loan. In connection with the Second WTI Loan Facility, the Company modified the terms of the First WTI Loan Facility so that the $30.0 million borrowed in March 2018 under the First WTI Loan Facility would be subject to the same contingent prepayment feature in the event of a qualified public offering that is included in the Second WTI Loan Facility.

The Company determined that these contingent prepayment features under the WTI term loans are embedded derivative assets, requiring bifurcation and separate accounting. The fair value of these term loan derivatives was $2.1 million as of June 30, 2018. The change in fair value of the term loan derivatives was not material to the condensed consolidated statement of operations for the three or six months ended June 30, 2018.
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
All outstanding amounts under the New Credit Facilities bear interest, at the Company's options, at (i) a reserve adjusted LIBO Rate plus a margin between 2.25% and 2.75% or (ii) a base rate plus a margin between 1.25% and 1.75%, in each case determined on a quarterly basis based on the Company's consolidated total leverage ratio. The current annual interest rate for the New Term Loans is 4.83% as of June 30, 2019.
The New Credit Facilities contain customary conditions to borrowing, events of default, and covenants. Financial covenants include maintaining a (i) maximum consolidated total leverage ratio; (ii) minimum consolidated interest coverage ratio; and (iii) minimum liquidity ratio. As of June 30, 2019, the Company was in compliance with all financial covenants.
In June 2019, the Company elected to make a principal payment of $10.0 million towards the New Term Loans and made total principal payments of $11.4 million during the three and six months ended June 30, 2019.
Term loans consisted of the following at the dates indicated (in thousands):

	June 30, 2019	December 31, 2018
Outstanding principal balance	$62,187	$73,594
Accrued but unpaid interest	25	—
Less: Unamortized discount and debt issuance costs	(768)	(872)
Total term loan, net	$61,444	$72,722

Current portion of term loans	$5,650	$5,635
Term loans	55,794	67,087
As of June 30, 2019, the contractual principal payments for the New Term Loans for the next five years are as follows (in thousands):

The remainder of 2019	$2,812
2020	6,094
2021	7,500
2022	7,500
2023	38,281
Total	$62,187

Promissory Note
In September 2017, the Company acquired 100% of the outstanding equity of Ticketfly, LLC (Ticketfly), a San Francisco based subsidiary of a publicly-held company. The acquisition of Ticketfly was accounted for as a business combination and the acquisition date fair value of the consideration transferred was $201.1 million, which consisted of $151.1 million in cash and $50.0 million in Convertible Promissory Notes (Promissory Note), which were paid and issued, respectively, at the closing of the transaction. The Promissory Note had a five year maturity from the date of issuance and bore interest at a rate of 6.5% per annum.
In March 2018, the Company reached an agreement with the seller of Ticketfly to repay the Promissory Note. The face value of $50.0 million was settled in full for $34.7 million which represented $33.0 million of principal and $1.7 million of accrued interest. The Company recognized a gain of $17.0 million resulting from the extinguishment of the Promissory Note in the condensed consolidated statements of operations for the six months ended June 30, 2018.
11. Redeemable Convertible Preferred Stock Warrants
In connection with the WTI Loan Facilities discussed in Note 10, the Company issued warrants to WTI to purchase shares of Series G redeemable convertible preferred stock. The redeemable convertible preferred stock warrants became exercisable into 411,991 shares of Series G redeemable convertible preferred stock when the First WTI Loan Facility was executed in June 2017. In September 2017, the redeemable convertible preferred stock warrants became exercisable into an additional 205,995 shares of Series G redeemable convertible preferred stock when the Company borrowed $30.0 million under the First WTI Loan Facility. In March 2018, as a result of the Company borrowing the remaining $30.0 million under the First WTI Loan Facility, the Series G redeemable convertible preferred stock warrants became exercisable into an additional 205,995 shares of Series G redeemable convertible preferred stock. In May 2018, the Company issued additional warrants which were exercisable into 109,288 shares of Series G redeemable convertible preferred stock. The exercise price of all of the Series G redeemable convertible preferred stock warrants was $16.3836 per share and the redeemable convertible preferred stock warrants had an expiration date ten years from the date of issuance. In September 2018, in connection with the IPO, the redeemable convertible preferred stock warrants were automatically exercised into shares of Class B common stock and the related liability was reclassified to additional paid-in capital.
The Company recorded an increase in the fair value of the redeemable convertible preferred stock warrant liability of $4.8 million and $6.1 million during the three and six months ended June 30, 2018, respectively. There was no activity during the three or six months ended June 30, 2019. Refer to Note 3 for discussion of the significant inputs used to determine the fair value of the redeemable convertible preferred stock warrant liability.
12. Commitments and Contingencies
Operating Leases
The Company leases office space under various noncancelable operating leases that expire at various dates through 2028. Rent expense from operating leases totaled $1.0 million and $0.6 million for the three months ended June 30, 2019 and 2018, respectively, and $2.1 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively. The Company also recognized sublease income of $1.0 million and $0.8 million for the three months ended June 30, 2019 and 2018, respectively, and $1.9 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively.
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

Upon completion of construction, the Company evaluated the derecognition of the asset and liability as a sale-leaseback transaction. The Company concluded it did not meet the provisions needed for sale-leaseback accounting, and thus the lease is being accounted for as a financing obligation. Lease payments are allocated to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense (which is considered an operating lease) representing an imputed cost to lease the underlying land of the facility. In addition, the underlying building asset is being depreciated over the building’s estimated useful life of 30 years. The Company is evaluating the accounting treatment of the build-to-suit lease in connection with the adoption of ASU 2016-02.
Land lease expense was $0.2 million for each of the three months ended June 30, 2019 and 2018 and $0.5 million for each of the six months ended June 30, 2019 and 2018. Interest expense related to the Company’s build-to-suit lease was $0.8 million and $0.9 million for the three months ended June 30, 2019 and 2018, respectively, and $1.7 million for each of the six months ended June 30, 2019 and 2018.
As of June 30, 2019, the future minimum lease payments and sublease rental payments under noncancelable leases are as follows (in thousands):

	Capital Leases	Build-to-Suit Lease	Operating Leases	Sublease Income	Total
The remainder of 2019	144	$2,829	$1,955	$(2,061)	$2,867
2020	230	5,772	3,844	(4,205)	5,641
2021	172	1,943	3,440	(1,239)	4,316
2022	86	—	3,185	—	3,271
2023	—	—	2,836	—	2,836
Thereafter	—	—	4,392	—	4,392
Total minimum lease payments	632	10,544	19,652	(7,505)	23,323
Less: Amount representing interest and taxes	—	(5,888)	—	—	(5,888)
Total	$632	$4,656	$19,652	$(7,505)	$17,435
Letters of Credit
The Company has issued letters of credit under lease and other agreements, which have been collateralized with cash. This cash is classified as noncurrent restricted cash on the condensed consolidated balance sheets based on the term of the underlying agreements. During the six months ended June 30, 2019, the Company was released from a letter of credit for $1.0 million related to its leased office space in San Francisco, California. This amount was reclassified from restricted cash to cash and cash equivalents on the condensed consolidated balance sheets as of June 30, 2019.
Creator Signing Fees and Creator Advances
Creator signing fees and creator advances represent contractual amounts paid in advance to customers pursuant to event ticketing and payment processing agreements. Certain of the Company’s contracts include terms where future payments to creators are committed to as part of the overall ticketing arrangement. The following table presents, by year, the future creator payments committed to under contract but not yet paid as of June 30, 2019 (in thousands):

The remainder of 2019	$6,153
2020	12,265
2021	5,024
2022	2,042
2023	1,313
Thereafter	—
Total	$26,797

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
On April 15, 2019, a purported stockholder of the Company filed a class action complaint against the Company, certain officers and members of the Company's board of directors and the underwriters for the Company's IPO (the Initial Complaint). On May 24, 2019 and June 3, 3019, additionally purported stockholders filed similar claims (together with the Initial Complaint, the Complaints). Among other things, the Complaints allege that defendants misrepresented and/or omitted material information in the Company's IPO registration statement in violation of the Securities Act. The Complaints allege that the Company and certain officers misrepresented and/or omitted material information in the Company's earnings release and Form 10-Q for the third quarter of 2018. The Complaints seek compensatory damages, costs and expenses, including attorneys' and expert fees, and other relief.
The Company believes that the Complaints are without merit and the Company intends to vigorously defend the actions. The Company cannot predict the outcome of or estimate the possible loss or range of loss from the Complaints and therefore no amounts have been accrued for the contingency.
The Company currently has no other material pending litigation.
The Company is currently under audit in certain domestic jurisdictions with regard to indirect tax matters. The Company establishes reserves for indirect tax matters when it determines that the likelihood of a loss is probable, and the loss is reasonably estimable. Accordingly, the Company has established a reserve for the potential settlement of issues related to sales and other indirect taxes in the amount of $14.7 million and $19.2 million as of June 30, 2019 and December 31, 2018, respectively. These amounts, which represent management’s best estimates of its potential liability, include potential interest and penalties of $1.3 million and $1.2 million as of June 30, 2019 and December 31, 2018, respectively.
In June 2018, a criminal was able to penetrate the Ticketfly website and steal certain consumer data, including names, email addresses, shipping addresses, billing addresses and phone numbers. For a short time, the Company disabled the Ticketfly platform to contain the risk of the cyber incident, which disabled ticket sales through Ticketfly during that period. Because of this incident, the Company incurred costs related to responding to and remediating the incident and suffered a loss of revenue for the period during which the Ticketfly platform was disabled. During the six months ended June 30, 2018, the Company recorded an amount of $6.6 million for potential costs associated with this incident, of which $6.3 million was recorded as contra revenue and $0.3 million was recorded as an operating expense. This amount represented the Company’s best estimate of the total amount of creator accommodations to be made as a result of the incident at that time. During the three and six months ended June 30, 2019, the Company recorded $2.7 million and $3.0 million, respectively, as a reduction to general and administrative expenses related to business interruption insurance proceeds to be received as a result of the Ticketfly cyber incident. As of June 30, 2019, the Company's remaining liability balance related to the Ticketfly cyber incident was not material.
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

13. Stockholders' Equity
Common Stock
2004 and 2010 Stock Option Plans
In 2004, the board of directors and stockholders of the Company authorized and ratified the 2004 Stock Plan (2004 Plan), as amended. The 2004 Plan allows for the issuance of incentive stock options (ISOs), non-statutory stock options (NSOs) and stock purchase rights. The 2004 Plan states the maximum aggregate number of shares that may be subject to options or stock purchase rights and sold under the plan is 6,000,000 shares.
In 2010, the board of directors and stockholders of the Company authorized and ratified the 2010 Stock Plan (2010 Plan), as amended. The 2010 Plan replaced the 2004 Plan as the board of directors determined to cease granting awards under the 2004 Plan. The 2004 Plan will continue to govern outstanding equity awards granted thereunder. The 2010 Plan allows for the issuance of ISOs, NSOs and stock purchase rights. The 2010 Plan states the maximum aggregate number of shares that may be subject to options or stock purchase rights and sold under the plan is 29,963,761 shares.
2018 Stock Option and Incentive Plan
In August 2018, the 2018 Stock Option and Incentive Plan (2018 Plan) was adopted by the board of directors and approved by the stockholders and became effective in connection with the IPO. The 2018 Plan replaces the 2010 Plan as the board of directors has determined not to make additional awards under the 2010 Plan. The 2010 Plan will continue to govern outstanding equity awards granted thereunder. As of June 30, 2019, we have 7,745,819 shares of Class A common stock reserved for the issuance of awards under the 2018 Plan.
The Company has two classes of common stock, Class A and Class B. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. The Company’s common stock has no preferences or privileges and is not redeemable. Holders of Class A and Class B common stock are entitled to dividends, if and when declared by the Company’s board of directors. The 2018 Plan allows for the granting of ISOs, NSOs, stock appreciation rights, restricted stock, restricted stock units (RSUs), unrestricted stock awards, dividend equivalent rights and cash-based awards.
As of June 30, 2019, there were 18,622,464 options issued and outstanding and 12,101,221 shares available for issuance under the 2004 Plan, 2010 Plan and 2018 Plan (collectively, the Plans).
Stock options typically vest over a four-year period from the date of grant. Options awarded under the Plans may be granted at an exercise price per share not less than the fair value at the date of grant and are exercisable up to 10 years.
Stock option activity under the Plans is as follows:

	Outstanding options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2018	22,012,597	$7.85	7.1	$439,382
Granted	1,174,160	$17.96
Exercised	(3,819,674)	$6.01		$23,869
Cancelled	(744,619)	$12.74
Balance as of June 30, 2019	18,622,464	$8.67	6.7	$140,970
Vested and exercisable as of December 31, 2018	12,462,693	$5.75	5.6	$274,883
Vested and expected to vest as of December 31, 2018	20,926,797	$7.69	7.0	$421,047
Vested and exercisable as of June 30, 2019	10,860,362	$6.51	5.3	$105,536
Vested and expected to vest as of June 30, 2019	17,844,757	$8.53	6.6	$137,576

2018 Employee Stock Purchase Plan
In August 2018, the board of directors adopted, and stockholders approved, the 2018 Employee Stock Purchase Plan (ESPP). Subject to any plan limitations, the ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their earnings for the purchase of the Company's Class A common stock at a discounted price per share. Except for the initial offering period, the ESPP provides for separate six-month offering periods. The initial offering period was from September 20, 2018 through May 31, 2019 and the second offering period is from June 1, 2019 through November 30, 2019. Unless otherwise determined by the Company's board of directors, the Company's Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is the lesser of (1) 85% the fair market value of the Company's Class A common stock on the first trading day of the offering period, which for the initial offering period is the price at which shares of the Company's Class A common stock were first sold to the public, or (2) 85% the fair market value of the Company's Class A common stock on the last trading day of the offering period.
In January 2019, the board of directors approved the reservation of an additional 783,583 shares of Class A common stock for a total of 2,318,083 shares reserved for issuance under the ESPP. On May 31, 2019, 167,706 shares were purchased under the ESPP, and as of June 30, 2019, 2,150,377 shares of Class A common stock were available for future issuance under the ESPP.
The Company recorded $0.2 million and $0.5 million of stock-based compensation expense related to the ESPP during the three and six months ended June 30, 2019, respectively. No expense was recorded in connection with the ESPP during the three or six months ended June 30, 2018 as the ESPP was established in September 2018.
Common Stock Subject to Repurchase
The Plans and the Company’s stock option agreement allow for the early exercise of stock options for certain individuals, as determined by the board of directors. Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. Upon termination of service, the Company may, at their discretion, repurchase unvested shares acquired through early exercise of stock options at a price equal to the price per share paid upon the exercise of such options. The Company includes unvested shares subject to repurchase in the number of shares of common stock outstanding.
At June 30, 2019 and December 31, 2018, outstanding common stock included 42,463 and 55,537 shares, respectively, subject to repurchase related to stock options that have been early exercised and remain unvested. The Company had a liability of $0.4 million as of June 30, 2019 and December 31, 2018 related to early exercises of stock options. The liability is reclassified into stockholders’ equity as the awards vest.
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
The following range of assumptions were used to estimate the fair value of stock options granted to employees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected dividend yield	—	—	—	—
Expected volatility	49.2-49.4%	52.9%	49.2-49.7%	48.3-52.9%
Risk-free interest rate	1.85-1.95%	2.55%	1.85-2.58%	2.32-2.61%
Expected term (years)	5.13-6.08	6.08	5.13-6.08	6.08
The weighted-average per share fair value of stock options granted was $8.02 and $6.61 for the three months ended June 30, 2019 and 2018, respectively, and $8.84 and $5.88 for the six months ended June 30, 2019 and 2018, respectively.
As of June 30, 2019 and December 31, 2018, the total unrecognized stock-based compensation related to unvested options outstanding was $46.9 million and $51.3 million, respectively, to be recognized over a weighted-average period of 2.55 years and 2.73 years, respectively.

Restricted Stock Units
Restricted stock unit activity under the Plans was as follows for the six months ended June 30, 2019:

	Outstanding RSUs	Weighted-average grant date fair value per share
Balance as of December 31, 2018	670,606	$24.71
Awarded	2,524,441	21.60
Released	(140,022)	20.40
Cancelled	(230,136)	28.93
Balance as of June 30, 2019	2,824,889	$21.79
Vested and expected to vest as of June 30, 2019	2,277,893	$21.77
The Company recognized $3.7 million and $6.1 million of stock-based compensation expense related to RSUs during the three and six months ended June 30, 2019, respectively, and as of that date, the total unrecognized stock-based compensation related to RSUs outstanding was $49.1 million, which is expected to be recognized over a weighted-average period of 3.65 years. The Company recognized no expense related to RSUs during the three or six months ended June 30, 2018 as all outstanding RSUs had a performance vesting condition that had not been met.
Sales of the Company’s Stock
In May 2018, employees and former employees of the Company sold an aggregate of 1.3 million shares of the Company’s common stock to entities affiliated with an existing investor at a purchase price of $13.12 per share, for an aggregate purchase price of $17.2 million. The purchase price was in excess of the fair value of such shares. As a result, during the three months ended June 30, 2018, the Company recorded the excess of the purchase price above fair value of $2.2 million as compensation expense, of which $2.0 million is included within general and administrative expense and $0.2 million is included within sales, marketing and support expense on the condensed consolidated statements of operations.
14. Net Loss Per Share
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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(14,833)	$(24,603)	$(24,831)	$(15,580)
Weighted-average shares used in computing net loss per share, basic and diluted	81,369	21,886	80,049	21,289
Net loss per share, basic and diluted	$(0.18)	$(1.12)	$(0.31)	$(0.73)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect (in thousands):

	June 30,
	2019	2018
Redeemable convertible preferred stock (on an if-converted basis)	—	41,628
Options to purchase common stock	18,622	18,483
Redeemable convertible preferred stock warrants	—	933
Restricted stock units	2,784	1,033
Early exercised options	42	79
Total	21,448	62,156

15. Income Taxes
The Company recorded an income tax benefit of $1.2 million and $1.1 million for the three and six months ended June 30, 2019, respectively, compared to an income tax provision of $0.4 million and $0.8 million for the three and six months ended June 30, 2018, respectively. The income tax benefit increase in the three and six months ended June 30, 2019 was primarily attributable to changes in our year over year taxable earnings mix and the recognition of tax attributes in our non-U.S. subsidiaries.
The differences in the tax provision for the periods presented and the United States federal statutory rate is primarily due to foreign taxes in profitable jurisdictions and the recording of a full valuation allowance on our net deferred tax assets and certain foreign losses which benefit from rates lower than the U.S. federal statutory rate.
The Company applies the discrete method provided in ASC 740 to calculate its interim tax provision.
16. Geographic Information

The Company operates as a single reportable and operating segment. The following table presents the Company's total net revenue by geography based on the currency of the underlying transaction for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$58,687	$47,206	$118,471	$104,491
International	22,071	20,336	43,613	37,577
Total net revenue	$80,758	$67,542	$162,084	$142,068

No individual country included in the International line above represents more than 10% of the total consolidated net revenue for any of the periods presented. Substantially all of the Company's long-lived assets are located in the United States.

In the three months ended June 30, 2018, the Company recorded a $6.3 million contra-revenue charge related to liabilities incurred in connection with the Ticketfly cyber incident. This amount is reflected as a reduction in net revenue in the United States caption shown in the table above for the three and six months ended June 30, 2018.
17. Subsequent Events
In July 2019, a Canadian event creator cancelled an event for which the Company provided ticketing and payment processing services. In July 2019, while not legally obligated, the Company issued refunds for the face value of tickets totaling $4.0 million. This amount will be recorded as an operating expense in the three months ended September 30, 2019 and could be partially offset by any amounts that are determined to be recoverable from the event creator or a third party. The revenue recognized related to this event was not material to the Company’s condensed consolidated statements of operations for the three or six months ended June 30, 2019.
On July 16, 2019, we filed two complaints in the United States District Court for the Northern District of California, entitled Eventbrite, Inc. v. MF Live, Inc., et al., 3:19-CV-04084 (the MF Live Complaint) and Eventbrite, Inc. v. Fab Loranger et al., 3:19-CV-04083 (the Fab Loranger Complaint), related to a cancelled event for which we provided ticketing and payment processing services and for which, while not legally obligated, we issued refunds for the face value of tickets totaling $4.0 million. Among other things, the complaints allege that MF Live, Inc. (MF Live) is in breach of its written contract with us (the Services Agreement) whereby MF Live committed (i) to refund customers in the event their music festival was cancelled and (ii) if MF Live failed to issue refunds, we were authorized to issue refunds on MF Live’s behalf, in which event MF Live would promptly repay us in full. On July 12, 2019, MF Live filed for bankruptcy in the City of Wasaga Beach, in the Province of Ontario.
We cannot predict the outcome of or estimate the possible recovery or range of recovery from the above described matter.

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
Quarterly Key Business Metrics
We monitor paid tickets on a quarterly basis as a key metric to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We calculate our retention rate on an annual basis only.
Paid Tickets
Our success in serving creators is measured in large part by the number of tickets that generate ticket fees. We consider this an important indicator of the underlying health of the business. We refer to these tickets as paid tickets. The below table sets forth the number of paid tickets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Paid Tickets	26,538	23,099	53,564	46,697
Our paid tickets for events outside of the United States represented 36.4% and 32.3% of our total paid tickets in the three months ended June 30, 2019 and 2018, respectively, and 35.7% and 31.5% of our total paid tickets in the six months ended June 30, 2019 and 2018, respectively.

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
We calculate Adjusted EBITDA as net loss adjusted to exclude depreciation and amortization, stock-based compensation expense, interest expense, the change in fair value of our redeemable convertible preferred stock warrant liability, gain on debt extinguishment, direct and indirect acquisition-related costs, employer taxes related to employee equity transactions, other income (expense), net, which consisted of interest income and foreign exchange rate gains and losses, and income tax provision (benefit). Adjusted EBITDA should not be considered as an alternative to our net loss or any other measure of financial performance calculated and presented in accordance with U.S. GAAP.
The following table presents a reconciliation of our Adjusted EBITDA to the most comparable GAAP measure, net loss, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net loss	$(14,833)	$(24,603)	$(24,831)	$(15,580)
Depreciation and amortization	6,082	8,580	12,219	16,782
Stock-based compensation	8,706	5,248	16,833	8,108
Interest expense	1,868	3,190	3,801	6,099
Change in fair value of redeemable convertible preferred stock warrant liability	—	4,750	—	6,071
Gain on debt extinguishment	—	—	—	(16,995)
Direct and indirect acquisition related costs(1)	130	622	803	1,445
Employer taxes related to employee equity transactions	524	—	711	—
Other (income) expense, net	(375)	3,013	(2,555)	3,294
Income tax provision (benefit)	(1,193)	430	(1,093)	800
Adjusted EBITDA	$909	$1,230	$5,888	$10,024

(1) Direct and indirect acquisition-related costs consist primarily of transaction-related fees and expenses incurred within one year of the transaction date, including legal, accounting, tax and other professional fees as well as personnel-related costs such as severance and retention bonuses for completed, pending and attempted acquisitions.

Some of the limitations of Adjusted EBITDA include (i) Adjusted EBITDA does not properly reflect capital spending that occurs off of the income statement or account for future contractual commitments, (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures and (iii) Adjusted EBITDA does not reflect the interest and principal required to service our indebtedness. In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. When evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including our net loss and other U.S. GAAP results.
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
The following table presents a reconciliation of our free cash flow to the most comparable U.S. GAAP measure, net cash provided by operating activities, for each of the periods indicated:

	Twelve Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$15,780	$24,554
Purchases of property and equipment and capitalized internal-use software development costs	(13,353)	(11,392)
Free cash flow	$2,427	$13,162

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
We also generate a small portion of our net revenue from complementary solutions, such as day-of-event on-site product and services, web presence development and branding, software solutions to manage event venue administration and marketing services that we provide to creators. These complementary solutions represented less than five percent of our total net revenue in each of the three and six months ended June 30, 2019 and 2018.
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

Operating Expenses
Operating expenses consist of product development, sales, marketing and support and general and administrative expenses. Direct and indirect personnel costs, including stock-based compensation expense, are the most significant component of operating expenses. Our operating expenses include the investment we make in the development and promotion of complementary solutions that we offer. Our investment in these complementary solutions was $5.5 million and $4.1 million during the three months ended June 30, 2019 and 2018, respectively, and $10.6 million and $9.0 million during the six months ended June 30, 2019 and 2018, respectively. We also include sublease income as a reduction of our operating expenses.

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

Sales, marketing and support. Sales, marketing and support expenses consist primarily of costs associated with our employees involved in selling and marketing our products, public relations and communication activities, marketing programs, travel and customer support costs associated with free events on our platform. For our sales teams, this also includes commissions. We also classify certain creator related expenses as sales, marketing and support expenses. Our sales, marketing and support expenses also includes the amortization of acquired customer relationship intangible assets, which was $2.6 million and $2.5 million for the three months ended June 30, 2019 and 2018, and $5.2 million and $5.0 million for the six months ended June 30, 2019 and 2018, respectively. Sales, marketing and support expenses are driven by investments to grow and retain creators and attendees on our platform. We expect sales, marketing and support expenses to increase in absolute dollars over time. In the near-term, we anticipate sales, marketing and support expenses will fluctuate as a percentage of net revenue, but over the long-term we anticipate that it will decrease as a percentage of net revenue as we expect to see continued growth in net revenue generated from creators that signed up with us through our efficient customer acquisition channels, such as word of mouth referrals, converting free creators to paid creators and converting attendees into creators. We spend a comparatively small portion of our sales, marketing and support costs on these customer acquisition channels.

In July 2019, an event creator cancelled an event for which the Company provided ticketing and payment processing services. In July 2019, while not legally obligated, the Company issued refunds for the face value of tickets totaling $4.0 million. This amount will be recorded as an operating expense in the three months ended September 30, 2019 and could be partially offset by any amounts that are determined to be recoverable from the event creator or a third party. The revenue recognized related to this event was not material to the Company’s condensed consolidated statements of operations for the three or six months ended June 30, 2019.

General and administrative. General and administrative expenses consist of personnel costs for finance, accounting, legal, risk, human resources and administrative personnel. It also includes professional fees for legal, accounting, finance, human resources and other corporate matters. Our general and administrative expenses also include reserves for sales tax and VAT, as well as impairment charges related to creator upfront payments. Our general and administrative expenses have increased on an actual dollar basis over time and we expect general and administrative expenses to continue to increase in absolute dollars over time. However, we do anticipate general and administrative expenses will fluctuate as a percentage of net revenue as we expect to incur additional general and administrative expenses to support our growth as we continue to mature as a publicly-traded company and as we scale our business. These increases may be partially offset by reductions in sales tax and VAT accruals as a result of our increased certainty as to the amounts we may owe in certain jurisdictions and our increased clarity into how certain tax regulators interpret tax legislation in the various jurisdictions in which we operate.
Interest Expense
Interest expense relates to our build-to-suit lease financing obligation and outstanding debt.
As a result of our build-to-suit lease accounting, a portion of our cash rent payments related to our San Francisco office are classified as interest expense for GAAP reporting purposes. We reported interest expense of $0.8 million and $0.9 million during the three months ended June 30, 2019 and 2018, respectively and $1.7 million for each of the six months ended June 30, 2019 and 2018 related to build-to-suit accounting.

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
In September 2018, we borrowed $75.0 million in New Term Loans under our Credit Agreement and as of June 30, 2019, the outstanding principal balance of the New Term Loans was $62.2 million.
Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability
The redeemable convertible preferred stock warrant was classified as a liability on our condensed consolidated balance sheet and remeasured to fair value at each balance sheet date, with the corresponding charge recorded as a change in fair value of redeemable convertible preferred stock warrant liability on the condensed consolidated statements of operations. In connection with our IPO, all warrants were automatically exercised for no consideration, and, as such, we do not have any redeemable convertible preferred stock warrant liability at December 31, 2018 or June 30, 2019.
Gain on debt extinguishment
Gain on debt extinguishment consists of amounts recorded related to our accounting for the retirement of our debt obligations.
Other Income (Expense), Net
Other income (expense), net consists of interest income, foreign exchange rate remeasurement gains and losses recorded from consolidating our subsidiaries each period-end.
Income Tax Provision (Benefit)
The income tax provision (benefit) consists primarily of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. The differences in the income tax provision (benefit) for the periods presented and the U.S. federal statutory rate is primarily due to foreign taxes in profitable jurisdictions and the recording of a full valuation allowance on our net deferred tax assets and certain foreign losses which benefit from rates lower than the U.S. statutory rate. We apply the discrete method provided in ASC 740 to calculate our interim tax provision.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our consolidated results of operations data and such data as a percentage of net revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Consolidated Statements of Operations
Net revenue	$80,758	$67,542	$162,084	$142,068
Cost of net revenue	31,073	29,863	61,591	57,947
Gross profit	49,685	37,679	100,493	84,121
Operating expenses:
Product development	16,295	10,981	30,559	19,815
Sales, marketing and support	25,872	21,513	47,434	42,229
General and administrative	22,051	18,405	47,178	38,388
Total operating expenses	64,218	50,899	125,171	100,432
Loss from operations	(14,533)	(13,220)	(24,678)	(16,311)
Interest expense	(1,868)	(3,190)	(3,801)	(6,099)
Change in fair value of redeemable convertible preferred stock warrant liability	—	(4,750)	—	(6,071)
Gain on debt extinguishment	—	—	—	16,995
Other income (expense), net	375	(3,013)	2,555	(3,294)
Loss before income taxes	(16,026)	(24,173)	(25,924)	(14,780)
Income tax provision (benefit)	(1,193)	430	(1,093)	800
Net loss	$(14,833)	$(24,603)	$(24,831)	$(15,580)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consolidated Statements of Operations, as a percentage of net revenue
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of net revenue	38.5	44.2	38.0	40.8
Gross profit	61.5	55.8	62.0	59.2
Operating expenses:
Product development	20.2	16.3	18.9	13.9
Sales, marketing and support	32.0	31.9	29.3	29.7
General and administrative	27.3	27.2	29.1	27.0
Total operating expenses	79.5	75.4	77.2	70.7
Loss from operations	(18.0)	(19.6)	(15.2)	(11.5)
Interest expense	(2.3)	(4.7)	(2.3)	(4.3)
Change in fair value of redeemable convertible preferred stock warrant liability	—	(7.0)	—	(4.3)
Gain on debt extinguishment	—	—	—	12.0
Other income (expense), net	0.5	(4.5)	1.6	(2.3)
Loss before income taxes	(19.8)	(35.8)	(16.0)	(10.4)
Income tax provision (benefit)	(1.4)	0.6	(0.7)	0.6
Net loss	(18.4)%	(36.4)%	(15.3)%	(11.0)%

Comparison of Three Months Ended June 30, 2019 and 2018
Net revenue

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Net revenue	$80,758	$67,542	$13,216	19.6%
The increase in net revenue during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was driven primarily by growth in paid ticket volume, which increased by 14.9% during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, from 23.1 million to 26.5 million. During the three months ended June 30, 2018, we recorded a contra-revenue charge of $6.3 million as a result of the Ticketfly cyber incident. Without this item, our revenue growth would have been $6.9 million or 9.3% in the three months ended June 30, 2019 compared to the same period in 2018.
Net revenue per paid ticket increased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 from $2.92 to $3.04.
Cost of net revenue

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Cost of net revenue	$31,073	$29,863	$1,210	4.1%
Percentage of total net revenue	38.5%	44.2%
Gross margin	61.5%	55.8%
The increase in cost of net revenue during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to an increase in payment processing costs of $2.0 million driven by paid ticket growth on our platform. In addition, platform operating costs and hosting fees increased $1.0 million and allocated customer support costs increased $0.6 million. These increases were partially offset by decreased amortization of acquired developed technology of $2.8 million, as the Ticketfly acquired developed technology asset became fully amortized in the fourth quarter of 2018.
Operating expense
Product development

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Product development	$16,295	$10,981	$5,314	48.4%
Percentage of total net revenue	20.2%	16.3%
Product development expense increased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to increased personnel costs of $4.8 million, including $1.4 million of stock-based compensation, resulting from organic hiring efforts and an increase in headcount as a result of the Picatic acquisition.
Sales, marketing and support

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Sales, marketing and support	$25,872	$21,513	$4,359	20.3%
Percentage of total net revenue	32.0%	31.9%
Sales, marketing and support expenses increased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to increased creator-related expenses of $2.4 million and increased direct and discretionary marketing expenses of $1.0 million.

General and administrative

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
General and administrative	$22,051	$18,405	$3,646	19.8%
Percentage of total net revenue	27.3%	27.2%
The increase in general and administrative expenses during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was a result of several factors. Personnel costs increased by $3.6 million, including $1.3 million of stock-based compensation, driven by increased headcount during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. We also recorded increased impairment charges of $2.0 million related to creator advances and creator signing fees during the three months ended June 30, 2019 compared to the same period in 2018. These increases were partially offset by a contra-expense item in the amount of $2.7 million related to business interruption insurance proceeds stemming from the Ticketfly cyber incident recorded in the three months ended June 30, 2019.
Interest expense

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Interest expense	$(1,868)	$(3,190)	$(1,322)	(41.4)%
Percentage of total net revenue	(2.3)%	(4.7)%
The decrease in interest expense during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was driven by lower interest rates on our outstanding debt during the three months ended June 30, 2019. The WTI Loan Facilities which were outstanding in the three months ended June 30, 2018 bore interest at a rate higher than the New Term Loans, which were outstanding during the three months ended June 30, 2019. Refer to Note 10 included in Part 1. Item 1. and Liquidity and Capital Resources included in this Quarterly Report on Form 10-Q for further information regarding our debt and interest rates.
We also continue to record interest expense related to our build-to-suit lease accounting for our office lease in San Francisco, California, but those amounts are consistent in the periods presented.
Change in fair value of redeemable convertible preferred stock warrant liability

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Change in fair value of redeemable convertible preferred stock warrant liability	$—	$(4,750)	$(4,750)	(100.0)%
Percentage of total net revenue	—%	(7.0)%
The change in fair value of our redeemable convertible preferred stock warrant liability during the three months ended June 30, 2018 was due to an increase in the underlying fair value of our redeemable convertible preferred stock from April 1, 2018 to June 30, 2018. In connection with our IPO, the redeemable convertible preferred stock warrants were automatically exercised into shares of Class B common stock following which the warrants ceased to be outstanding. As a result, there was no change in fair value recorded during the three months ended June 30, 2019.

Other income (expense), net

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Other income (expense), net	$375	$(3,013)	$3,388	112.4%
Percentage of total net revenue	0.5%	(4.5)%
The increase in other income (expense), net during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was driven by foreign currency rate measurement fluctuations. We recognized foreign currency rate measurement gains during the three months ended June 30, 2019 as a result of the weakening of the U.S. dollar compared to the currencies with which we operate and process transactions. We recognized foreign currency rate measurement losses during the three months ended June 30, 2018 as a result of the overall strengthening of the U.S. dollar compared to the currencies with which we operate and process transactions. Additionally, we recorded interest income of $1.3 million in the three months ended June 30, 2019 compared to $0.1 million in the same period in 2018.
Income tax provision (benefit)

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Income tax provision (benefit)	$(1,193)	$430	$(1,623)	(377.4)%
Percentage of total net revenue	(1.4)%	0.6%

The benefit from income taxes increased $1.6 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was primarily attributable to the change in our year over year taxable earnings mix and the recognition of tax attributes in our non-U.S. subsidiaries.
Comparison of Six Months Ended June 30, 2019 and 2018
Net revenue

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Net revenue	$162,084	$142,068	$20,016	14.1%
The increase in net revenue during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was driven primarily by growth in paid ticket volume, which increased by 14.7% from 46.7 million to 53.6 million. During the six months ended June 30, 2018, we recorded a contra-revenue charge of $6.3 million as a result of the Ticketfly cyber incident. Without this item, our revenue growth would have been $13.7 million or 9.2% in the six months ended June 30, 2019 compared to the same period in 2018.
Net revenue per paid ticket remained consistent at $3.03 in the six months ended June 30, 2019 compared to $3.04 in the six months ended June 30, 2018.

Cost of net revenue

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Cost of net revenue	$61,591	$57,947	$3,644	6.3%
Percentage of total net revenue	38.0%	40.8%
Gross margin	62.0%	59.2%
The increase in cost of net revenue during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to an increase in payment processing costs of $4.4 million driven by paid ticket growth and smaller increases in platform operations and hosting costs, allocated customer support costs. These increases were offset by a decrease in the amortization of acquired developed technology of $5.5 million, as a result of the Ticketfly acquired developed technology becoming fully amortized in the fourth quarter of 2018.
Operating expenses
Product development

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Product development	$30,559	$19,815	$10,744	54.2%
Percentage of total net revenue	18.9%	13.9%
Product development expense increased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to increased personnel costs of $9.2 million, including $2.9 million of stock-based compensation, resulting from organic hiring efforts and an increase in headcount as a result of the Ticketea and Picatic acquisitions.
Sales, marketing and support

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Sales, marketing and support	$47,434	$42,229	$5,205	12.3%
Percentage of total net revenue	29.3%	29.7%
Sales, marketing and support expenses increased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to increased creator-related expenses of $3.3 million and increased direct and discretionary marketing expenses of $1.2 million.

General and administrative

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
General and administrative	$47,178	$38,388	$8,790	22.9%
Percentage of total net revenue	29.1%	27.0%
General and administrative expenses increased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 as a result of several factors. Personnel-related costs increased by $9.6 million, including $4.5 million of stock-based compensation. The increase was also attributable to higher impairment charges of creator upfront payments of $2.2 million in the six months ended June 30, 2019 compared to the same period in 2018, as well as several smaller increases in insurance costs, contractor expenses, rent and utilities expenses which are required to support the growth of our company. These increases were offset by a decrease of $2.3 million from the release and remeasurement of sales tax reserves in the six months ended June 30, 2019 compared to the corresponding period in 2018. We also recorded $3.0 million as a contra-expense in the six months ended June 30, 2019 related to insurance proceeds from the Ticketfly cyber incident and related business interruption.
Interest expense

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Interest expense	$(3,801)	$(6,099)	$(2,298)	(37.7)%
Percentage of total net revenue	(2.3)%	(4.3)%
The decrease in interest expense during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was driven by lower interest rates on our outstanding debt during the six months ended June 30, 2019. The WTI Loan Facilities which were outstanding in the six months ended June 30, 2018 bore interest at a rate higher than the New Term Loans, which were outstanding during the six months ended June 30, 2019. Refer to Note 10 included in Part 1. Item 1. and Liquidity and Capital Resources included in this Quarterly Report on Form 10-Q for further information regarding our debt and interest rates.
We also continue to record interest expense related to our build-to-suit lease accounting for our office lease in San Francisco, California, but those amounts are consistent in the periods presented.
Change in fair value of redeemable convertible preferred stock warrant liability

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Change in fair value of redeemable convertible preferred stock warrant liability	$—	$(6,071)	$(6,071)	(100.0)%
Percentage of total net revenue	—%	(4.3)%
The change in fair value of our redeemable convertible preferred stock warrant liability during the six months ended June 30, 2018 was due to an increase in the underlying fair value of our redeemable convertible preferred stock from January 1, 2018 to June 30, 2018. In connection with our IPO, the redeemable convertible preferred stock warrants were automatically exercised into shares of Class B common stock following which the warrants ceased to be outstanding. As a result, there was no change in fair value recorded during the six months ended June 30, 2019.

Gain on debt extinguishment

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Gain on debt extinguishment	$—	$16,995	$(16,995)	(100.0)%
Percentage of total net revenue	—%	12.0%
The gain on debt extinguishment recorded in the six months ended June 30, 2018 was due to the retirement of promissory notes that were issued in connection with the Ticketfly acquisition. An agreement was reached with the holder of the notes to retire them in full for $34.7 million, resulting in a gain on debt extinguishment of $17.0 million. While we did make $11.4 million in principal payments against our New Term Loans, we did not retire any debt in the six months ended June 30, 2019.
Other income (expense), net

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Other income (expense), net	$2,555	$(3,294)	$5,849	177.6%
Percentage of total net revenue	1.6%	(2.3)%
The increase in other income (expense), net during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was driven primarily by foreign currency rate measurement fluctuations and interest income. We recorded $2.6 million of interest income in the six months ended June 30, 2019 and the effect of foreign currency rates was not material in the period. In the six months ended June 30, 2018, we recognized foreign currency rate remeasurement losses as a result of an overall strengthening U.S. dollar compared to the currencies with which we operate and process transactions. We recognized minimal interest income in the six months ended June 30, 2018.
Income tax provision (benefit)

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Income tax provision (benefit)	$(1,093)	$800	$(1,893)	(236.6)%
Percentage of total net revenue	(0.7)%	0.6%

The benefit from income taxes increased $1.9 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was primarily attributable to the change in our year over year taxable earnings mix and the recognition of tax attributes in our non-U.S. subsidiaries.
Liquidity and Capital Resources
As of June 30, 2019, we had cash and cash equivalents of $500.5 million and funds receivable of $46.6 million. Our cash and cash equivalents includes bank deposits and money market funds held by financial institutions and is held for working capital purposes. Our funds receivable represents cash-in-transit from credit card processors that is received to our bank accounts within five business days of the underlying ticket transaction. Collectively, our cash and cash equivalents and funds receivable balances represent a mix of cash that belongs to us and cash that is due to the creator. The amount due to creators, which was $323.0 million as of June 30, 2019, is captioned on our condensed consolidated balance sheets as accounts payable, creators.
We also make payments to creators to provide the creator with short-term liquidity in advance of ticket sales. These amounts are recovered by us as tickets are sold by the respective creator, and are typically expected to be recovered within 12 months of the payment date. Amounts expected to be recovered within 12 months of the balance sheet date are classified as creator advances, net, and any remaining amounts are classified as creator advances, noncurrent. We maintain an allowance for estimated creator advances that are not recoverable and present the creator advances balance net on our condensed consolidated balance sheets. Creator advances, net was $26.2 million and $21.3 million as of June 30, 2019 and December 31, 2018, respectively and creator advances, noncurrent was $2.5 million and $1.9 million as of June 30, 2019 and December 31, 2018, respectively.
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
Also in September 2018, we entered into a senior secured credit facility with a syndicate of banks consisting of $75.0 million aggregate principal amount of term loans (the New Term Loans) and a $75.0 million revolving credit facility (the New Revolving Credit Facility, and together with the New Term Loans, the New Credit Facilities).The New Term Loans were fully funded in September 2018 and we received cash proceeds of $73.6 million, net of arrangement fees of $1.1 million and upfront fees of $0.3 million. We made principal payments of $11.4 million during the three and six months ended June 30, 2019, respectively, related to our New Term Loans and as of June 30, 2019, the balance of Term Loans on the condensed consolidated balance sheet is $61.4 million.
The New Term Loans amortize at a rate of 7.5% per annum for the first two years of the New Credit Facilities, 10.0% per annum for the third and fourth years and the first three quarters of the fifth year of the New Credit Facilities, with the balance due at maturity. The New Term Loans and the New Revolving Credit Facility are each expected to mature on the fifth anniversary of the effectiveness of the New Credit Facilities. The New Revolving Credit Facility has a commitment fee, which currently accrues at 0.40% on the daily unused amount of the aggregate revolving commitments of the lenders. We have made no draw on the revolving credit line as of June 30, 2019.
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
The New Credit Facilities contain customary conditions to borrowing, events of default, and covenants. Financial covenants include maintaining a (i) maximum total leverage ratio; (ii) minimum consolidated interest coverage ratio; and (iii) minimum liquidity ratio. We were in compliance with all financial covenants as of June 30, 2019.
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
As of June 30, 2019, approximately 50.8% of our cash was held outside of the United States, which was held primarily on behalf of, and to be remitted to, creators and to fund our foreign operations. We do not expect to incur significant taxes related to these amounts.
Cash Flows
Our cash flow activities were as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net cash provided by (used in):
Operating activities	$(29,002)	$(37,307)	$57,732	$48,999
Investing activities	(4,447)	9,826	(7,837)	6,834
Financing activities	538	18,087	11,667	13,215
Net increase (decrease) in cash, cash equivalents and restricted cash	$(32,911)	$(9,394)	$61,562	$69,048

Comparison of Three Months Ended June 30, 2019 and 2018
Cash Flows from Operating Activities
The net cash used in operating activities of $29.0 million for the three months ended June 30, 2019 was due primarily to a net loss of $14.8 million with adjustments for depreciation and amortization of $6.1 million, stock-based compensation expense of $8.7 million, amortization of creator signing fees of $2.5 million, impairment of creator advances and creator signing fees of $1.4 million and provision for bad debt and creator advances of $1.8 million. Additionally, there was a decrease in accounts payable to creators of $30.4 million, an increase in creator signing fees net of $4.6 million, an increase in creator advances, net of $4.4 million, a decrease in accrued taxes of $3.6 million and a decrease in accrued compensation and benefits of $1.9 million. These items were partially offset by a decrease in funds receivable of $7.8 million.
The net cash used in operating activities of $37.3 million for the three months ended June 30, 2018 was due primarily to a net loss of $24.6 million with adjustments for depreciation and amortization of $8.6 million, stock-based compensation expense of $5.2 million, amortization of creator signing fees of $1.7 million and a change in fair value of redeemable convertible preferred stock warrant liability of $4.8 million. Additionally, there was a decrease in accounts payable to creators of $42.2 million, a decrease in accrued taxes of $1.1 million, an increase in creator signing fees net of $2.6 million and an increase in prepaid expenses and other current assets of $2.1 million. These items were partially offset by a decrease in funds receivable of $8.9 million and an increase in other accrued liabilities of $4.7 million.
Cash Flows from Investing Activities
The net cash used in investing activities of $4.4 million for the three months ended June 30, 2019 was due to capitalized software development costs of $2.2 million and purchases of property and equipment of $2.3 million.
The net cash provided by investing activities of $9.8 million for the three months ended June 30, 2018 was due to $13.9 million net cash provided through our acquisition of Ticketea in April 2018, partially offset by capitalized software development costs of $2.0 million and $2.0 million paid for purchases of property and equipment.
Cash Flows from Financing Activities
The net cash provided by financing activities of $0.5 million during the three months ended June 30, 2019 was primarily due to $10.5 million in proceeds from exercise of stock options and $2.2 million in aggregate proceeds from the purchase of common stock under the ESPP. These inflows were offset by $11.4 million in principal payments on our New Term Loans.
The net cash provided by financing activities totaled $18.1 million during the three months ended June 30, 2018 and was driven by $15.0 million in proceeds from drawing funds under our WTI Loan Facility and $3.6 million cash proceeds from stock option exercises.
Comparison of Six Months Ended June 30, 2019 and 2018
Cash Flows from Operating Activities
The net cash provided by operating activities of $57.7 million for the six months ended June 30, 2019 was due primarily to a net loss of $24.8 million with adjustments for depreciation and amortization of $12.2 million, stock-based compensation expense of $16.8 million, amortization of creator signing fees of $4.9 million, impairment of creator advances and creator signing fees of $1.9 million and provision for bad debt and creator advances of $2.4 million. Additionally, there was an increase in accounts payable to creators of $50.8 million, an increase in other accrued liabilities of $2.7 million and a decrease in funds receivable of $12.1 million. These items were partially offset by a decrease in accrued taxes of $4.9 million, an increase in creator signing fees, net of $9.3 million and an increase in creator advances, net of $8.5 million. The increases in creator signing fees and creator advances are due to increases in our sales contracting with creators.
The net cash provided by operating activities of $49.0 million for the six months ended June 30, 2018 was due primarily to a net loss of $15.6 million with adjustments for depreciation and amortization of $16.8 million, stock-based compensation expense of $8.1 million, amortization of creator signing fees of $3.1 million, gain on debt extinguishment of $17.0 million and a change in fair value of redeemable convertible preferred stock warrant liability of $6.1 million. Additionally, there was an increase in accounts payable to creators of $29.9 million, an increase in accrued taxes of $2.9 million, an increase in other accrued liabilities of $9.4 million and a decrease in funds receivable of $14.8 million. These items were partially offset by an increase in prepaid expenses and other current assets of $3.4 million and increases in creator signing fees, net of $6.3 million and creator advances, net of $2.5 million. The increases in creator signing fees and creator advances are due to increases in our sales contracting with creators.

Cash Flows from Investing Activities
The net cash used in investing activities of $7.8 million for the six months ended June 30, 2019 was due to capitalized software development costs of $4.3 million and purchases of property and equipment of $3.6 million.
The net cash provided by investing activities of $6.8 million for the six months ended June 30, 2018 was due to $13.9 million net cash provided from the Ticketea acquisition in April 2018, partially offset by capitalized software development costs of $4.3 million and $2.7 million paid for purchases of property and equipment.
Cash Flows from Financing Activities
The net cash provided by financing activities of $11.7 million during the six months ended June 30, 2019 was primarily due to $23.0 million in proceeds from exercise of stock options and $2.2 million in proceeds from issuance of common stock under the ESPP. These inflows were offset by $11.4 million in principal payments on our New Term Loans and several other smaller items.
The net cash provided by financing activities of $13.2 million during the six months ended June 30, 2018 was driven by $45.0 million in proceeds from drawing funds under our WTI Loan Facility and $4.2 million in cash proceeds from exercise of stock options, partially offset by principal payments on debt obligations of $35.5 million.
Concentrations of Credit Risk
As of June 30, 2019 and December 31, 2018, there were no customers that represented 10% or more of our accounts receivable balance. There were no customers that individually exceeded 10% of our net revenue during the three or six month periods ended June 30, 2019 and 2018.

Contractual Obligations and Commitments
Our principal commitments consist of debt, capital commitments to creators, rental payments under our build-to-suit lease, operating leases, purchase commitments and capital leases. The following table summarizes our commitments to settle contractual obligations as of June 30, 2019 (in thousands):

	Payments due by Period
	Total	Less than 1 year	Between 1-3 years	Between 3-5 years	More than 5 years
Term loan	$62,187	$5,625	$14,531	$42,031	—
Future creator signing fees and creator advances	26,797	12,286	12,178	2,333	—
Build-to-suit lease obligation	10,544	5,687	4,857	—	—
Operating leases	19,652	3,905	6,983	5,476	3,288
Sublease income	(7,505)	(4,143)	(3,362)	—	—
Capital Leases	632	289	343	—	—
Purchase commitments	5,750	3,750	2,000	—	—
Total	$118,057	$27,399	$37,530	$49,840	$3,288
Term Loans
In September 2018, we entered into the New Credit Facilities. The New Term Loans were fully funded in September 2018 and we received cash proceeds of $73.6 million, net of arrangement fees of $1.1 million and upfront fees of $0.3 million. In June 2019, we elected to make a principal payment of $10.0 million toward our New Term Loans and we made total principal payments of $11.4 million in the three and six months ended June 30, 2019.
The New Term Loans amortize at a rate of 7.5% per annum for the first two years of the New Credit Facilities, 10.0% per annum for the third and fourth years and the first three quarters of the fifth year of the New Credit Facilities, with the balance due at maturity. The New Term Loans and the New Revolving Credit Facility are each expected to mature on the fifth anniversary of the effectiveness of the New Credit Facilities. We have made no draw on the revolving credit line as of June 30, 2019.

Future Creator Signing Fees and Creator Advances
Creator signing fees and creator advances represent contractual amounts paid in advance to customers pursuant to event ticketing and payment processing agreements. Certain of our contracts include terms where future payments to creators are committed to as part of the overall ticketing arrangement.
Lease Commitments
We have entered into various non-cancelable leases for certain offices with contractual lease periods expiring between 2019 and 2029. In 2014, we undertook a series of structural improvements to the floors that we occupied in our corporate headquarters in San Francisco. As a result of the requirement to fund construction costs and due to certain structural improvements that were made by us, we were considered the deemed owner of the leased floors for accounting purposes. Due to the presence of a standby letter of credit as a security deposit, we were deemed to have continuing involvement after the construction period. As such, we accounted for this arrangement as owned real estate. Legally, we do not own the floors that we have leased in the building, the property owner owns the floors. However, accounting rules require that we record an imputed financing obligation for our obligation to the legal owners as well as an asset for the fair value of the leased floors. Under these accounting rules, our monthly rental payments are allocated to (1) interest expense, (2) ground rent expense and (3) a reduction of the principal of the imputed financing obligation. We recorded interest expense related to this financing obligation of $0.8 million and $0.9 million for each of the three months ended June 30, 2019 and 2018 and $1.7 million for each of the six months ended June 30, 2019 and 2018. The lease financing obligation was $27.9 million and $28.5 million as of June 30, 2019 and December 31, 2018, respectively, and the net book value of the asset as of those dates was $27.5 million and $28.1 million, respectively. See Note 12 to our unaudited condensed consolidated financial statements for additional details.
Purchase Commitments
Purchase commitments represent future minimum contractual amounts due under a non-cancelable agreement related to Amazon Web Services cloud computing services.
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements and did not have any such arrangements during 2018 or during the six months ended June 30, 2019.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
Interest expense related to our outstanding debt as of June 30, 2019 is related to fixed rate debt and interest expense related to the build-to-suit lease and is not sensitive to movements in interest rates. A 10% increase or decrease in interest rates would not have a material effect on our interest expense.
Foreign Currency Risk
Many of our event organizers live or operate outside the United States, and therefore we have significant ticket sales denominated in foreign currencies, most notably the British Pound, Euro, Canadian Dollar, Australian Dollar, Brazilian Real and Argentinian Peso. Currency exchange rates could negatively affect net revenue growth for events that are not listed in U.S. dollars and could also reduce the demand for U.S. dollar denominated events from attendees outside of the United States. Because the functional currency of our foreign subsidiaries is the U.S. dollar, fluctuations due to changes in currency exchange rates cause us to recognize transaction gains and losses in our statement of operations. A 10% increase or decrease in current exchange rates would not have a material impact on our consolidated results of operations.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On April 15, 2019, a purported stockholder of our company filed a putative class action complaint in the United States District Court for the Northern District of California, entitled Gomes v. Eventbrite, Inc., et al., 5:19-cv-02019-EJD (the Gomes Complaint) against Eventbrite, Inc., certain of our officers (the Officer Defendants), certain current and former members of our board of directors (the Director Defendants), and the underwriters for our IPO. Among other things, the Gomes Complaint alleges that defendants misrepresented and/or omitted material information in our IPO registration statement in violation of the Securities Act. The Gomes Complaint also alleges that Eventbrite, Inc. and the Officer Defendants misrepresented and/or omitted material information in our earnings release and Form 10-Q for the third quarter of 2018, rendering statements therein allegedly false and misleading and in violation of the Exchange Act and related regulations. In addition, the Gomes Complaint alleges that the Officer Defendants and Director Defendants acted as controlling persons within the meaning and in violation of Section 15 of the Securities Act, and that the Officer Defendants acted as controlling persons within the meaning and in violation of Section 20(a) of the Exchange Act, to allegedly influence and control the dissemination of the IPO registration statement and subsequent statements, respectively. The Gomes Complaint seeks compensatory damages, costs and expenses, including attorneys' and expert fees, and such other relief as the court may deem just and proper. On June 14, 2019, three purported stockholders of our company filed a motion to be appointed as lead plaintiff. On June 17, 2019 another purported stockholder of our company filed a competing motion for appointment as lead plaintiff, but subsequently withdrew the motion. Accordingly, there is one motion for lead plaintiff currently pending before the court. Following appointment of lead plaintiff, we expect that the lead plaintiff will file a consolidated amended complaint.
On May 24, 2019, a purported stockholder of our company filed a putative class action complaint in the Superior Court of California for the County of San Mateo, entitled Long v. Eventbrite, Inc., et al., 19-CIV-02798 (the Long Complaint), against Eventbrite, Inc., the Officer Defendants, the Director Defendants, Sequoia Capital, and the underwriters for our IPO. Among other things, the Long Complaint alleges that defendants misrepresented and/or omitted material information in our IPO registration statement in violation of the Securities Act. On June 3, 2019, another purported stockholder of our company filed a substantially similar putative class action complaint in the Superior Court of California for the County of San Mateo, entitled Clemons v. Eventbrite, Inc., et al., 19-CIV-02911 (the Clemons Complaint) against Eventbrite, Inc., the Officer Defendants, the Director Defendants, Sequoia Capital, Tiger Global Management, and the underwriters for our IPO. On June 24, 2019, the court consolidated the Long and Clemons actions, entitled In re Eventbrite, Inc. Securities Litigation, Lead Case No, 19-CIV-02798. The consolidated complaint is due on or before July 24, 2019. On July 12, 2019, Eventbrite, the Officer Defendants, the Director Defendants, and Sequoia filed a motion to stay the proceedings pending resolution of the Gomes action. The hearing on this motion is set for August 8, 2019.
We believe that these actions are without merit and intend to vigorously defend them. We cannot predict the outcome of or estimate the possible loss or range of loss from the above described matters.
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
In addition, the occurrence and threat of extraordinary events, such as terrorist attacks, mass-casualty incidents, public health concerns, natural disasters or similar events, or loss or restriction of individuals’ rights to assemble may deter creators from producing large events and substantially decrease the attendance at live events. For example, in January 2017, five people were killed at a music festival in Mexico ticketed by us, and in July 2019, four people were killed at a community festival in Gilory, California, which was ticketed by us. Terrorism and security incidents, military actions in foreign locations and periodic elevated terrorism alerts have increased public concerns regarding air travel, military actions and national or local catastrophic incidents. These concerns have led to numerous challenging operating factors at live events, including additional logistics for event safety and increased costs of security. These challenges may impact the creator and attendee experience, lead to fewer events by creators and as a result may harm our results of operations.
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
We also may experience chargebacks and losses as a result of advance payment of ticket fees to creators. Under our standard terms for creators using EPP, Eventbrite passes the creator’s share of ticket sales to the creator within five business days after the successful completion of the creator’s event. However, we face growing pressure from creators to advance some or most of their event funds prior to completion of their events because creators need these funds to pay for event related costs such as the venue, marketing, talent and vendors. For qualified creators who apply for such advance payments, we pass proceeds from ticket sales to the creators prior to the event as we receive the ticket proceeds, subject to certain limitations. We refer to these payments as advance payouts. In 2018, approximately 15.3% of creators received advance payouts. When we advance funds, we assume some risk that the event may be cancelled, fraudulent, materially not as described or removed from our platform due to its failure to comply with our terms of service or merchant agreement or the event has significant chargebacks, refund requests and/or disputes. The terms of our standard merchant agreement obligates creators to repay us for ticket sales advanced under such circumstances. However, we may not be able to recover our losses from these events and such unrecoverable amounts could equal up to the value of the transaction or transactions passed to the creator prior to the event that is disputed. This amount could be many multiples of the fees we collect from such transaction. For example, in July 2019, an event creator cancelled an event for which we provided ticketing and payment processing services. While not legally obligated, we issued refunds to ticket holders for the face value of tickets totaling $4.0 million. We have filed complaints against the creator and its investors for, among other things, breach of the creator’s written contract with us. We cannot predict the outcome of or estimate the possible recovery or range of recovery from these matters, and we may not be able to recover our losses related to the refunds we made to consumers.
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. As of June 30, 2019, we had 47,931,474 shares of Class A common stock outstanding and 34,518,078 shares of Class B common stock outstanding.
Sales of our common stock may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no sales of unregistered equity securities during the three months ended June 30, 2019.
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

Item 6. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	August 28, 2018
3.2	Amended and Restated Bylaws.	S-1/A	3.4	August 28, 2018
4.1	Form of Class A Common Stock Certificate.	S-1/A	4.1	September 7, 2018
10.1	Strategic Advisory Agreement between the Registrant and Andrew Dreskin	Filed herewith
10.2	Independent Contractor Agreement between the Registrant and Lorrie Norrington, as amended	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Eventbrite, Inc.

	By:	/s/ Julia Hartz
August 7, 2019		Julia Hartz
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Randy Befumo
August 7, 2019		Randy Befumo
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Shane Crehan
August 7, 2019		Shane Crehan
Chief Accounting Officer
(Principal Accounting Officer)