Form 10-Q
period 2019-09-30
Eventbrite, Inc.
filed 2019-11-07
CIK 1475115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 15, 2019, 57,411,637 shares of Registrant's Class A common stock and 26,991,920 shares of Registrant's Class B common stock were outstanding.

EVENTBRITE, INC.

		Page
	Special Note Regarding Forward-Looking Statements
PART I. FINANCIAL INFORMATION
Item 1.	Unaudited Interim Condensed Consolidated Financial Statements	4
	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	4
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2018	5
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three and Nine Months Ended September 30, 2019 and 2018	6
	Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2019 and 2018	8
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 6.	Exhibits	52
Signatures		53

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "appears," "shall," "should," "expects," "plans," "anticipates," "could," "intends," "targets," "projects," "contemplates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our future financial performance, including our revenue, costs of revenue and operating expenses; our anticipated growth and growth strategies and our ability to effectively manage that growth; our ability to achieve and grow profitability; the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs; our ability to maintain the security and availability of our platform; our predictions about industry and market trends; our ability to attract and retain creators; our ability to successfully expand internationally; our ability to maintain, protect and enhance our intellectual property; our ability to comply with modified or new laws and regulations applying to our business; and our ability to successfully defend litigation brought against us; the increased expenses associated with being a public company. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties, and other factors described in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events.

All forward-looking statements are based on information and estimates available to us as of the date of this Quarterly Report on Form 10-Q and are not guarantees of future performance. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Interim Condensed Consolidated Financial Statements

EVENTBRITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$485,197	$437,892
Funds receivable	44,417	58,697
Accounts receivable, net	4,142	4,069
Creator signing fees, net	9,057	7,324
Creator advances, net	23,841	21,255
Prepaid expenses and other current assets	10,211	16,467
Total current assets	576,865	545,704
Property, plant and equipment, net	46,399	44,219
Goodwill	170,560	170,560
Acquired intangible assets, net	51,808	59,973
Restricted cash	2,218	1,508
Creator signing fees, noncurrent	15,919	9,681
Creator advances, noncurrent	956	1,887
Other assets	2,083	3,352
Total assets	$866,808	$836,884
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, creators	$367,299	$272,201
Accounts payable, trade	2,238	1,028
Accrued compensation and benefits	5,564	5,586
Accrued taxes	4,678	8,028
Current portion of term loan	—	5,635
Other accrued liabilities	21,767	15,726
Total current liabilities	401,546	308,204
Build-to-suit lease financing obligation	27,586	28,510
Accrued taxes, noncurrent	14,244	15,691
Term loan	—	67,087
Other liabilities	2,252	2,170
Total liabilities	445,628	421,662
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized, 84,372,101 shares issued and outstanding as of September 30, 2019; 1,100,000,000 shares authorized, 78,546,874 shares issued and 78,358,394 shares outstanding as of December 31, 2018	1	—
Treasury stock at cost; no shares as of September 30, 2019 and 188,480 shares as of December 31, 2018	—	(488)
Additional paid-in capital	779,481	718,405
Accumulated deficit	(358,302)	(302,695)
Total stockholders’ equity	421,180	415,222
Total liabilities and stockholders’ equity	$866,808	$836,884

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenue	$82,052	$73,628	$244,136	$215,696
Cost of net revenue(1)	33,345	31,477	94,936	89,424
Gross profit	48,707	42,151	149,200	126,272
Operating expenses(1):
Product development	15,902	12,856	46,461	32,671
Sales, marketing and support	28,552	21,186	75,986	63,415
General and administrative	27,159	21,163	74,337	59,551
Total operating expenses	71,613	55,205	196,784	155,637
Loss from operations	(22,906)	(13,054)	(47,584)	(29,365)
Interest expense	(1,681)	(3,300)	(5,482)	(9,399)
Change in fair value of redeemable convertible preferred stock warrant liability	—	(3,520)	—	(9,591)
Loss on debt extinguishment	(1,742)	(17,173)	(1,742)	(178)
Other income (expense), net	(3,700)	1,414	(1,145)	(1,880)
Loss before income taxes	(30,029)	(35,633)	(55,953)	(50,413)
Income tax provision (benefit)	147	(117)	(946)	683
Net loss	$(30,176)	$(35,516)	$(55,007)	$(51,096)
Net loss per share, basic and diluted	$(0.36)	$(1.24)	$(0.68)	$(2.15)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	83,063	28,736	81,094	23,799

(1) Includes stock-based compensation as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of net revenue	$393	$154	$962	$278
Product development	3,322	2,497	7,547	3,845
Sales, marketing and support	1,569	1,151	4,038	2,729
General and administrative	4,652	11,247	14,222	16,305
Total	$9,936	$15,049	$26,769	$23,157
(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)
(Unaudited)

	Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	11,502,993	$—	66,855,401	$—	(188,480)	$(488)	$718,405	$(302,695)	$415,222
Issuance of common stock upon exercise of stock options	3,570,467	—	249,207	—	—	—	22,953	—	22,953
Issuance of restricted stock awards	25,418	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	114,467	—	—	—	—	—	—	—	—
Issuance of common stock for ESPP Purchase	167,706	—	—	—	—	—	2,234	—	2,234
Shares withheld related to net share settlement	(36,107)	—		—	—	—	(813)	—	(813)
Conversion of common stock from Class B to Class A	32,586,530	—	(32,586,530)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	184	—	184
Stock-based compensation	—	—	—	—	—	—	17,484	—	17,484
Retirement of treasury stock	—	—	—	—	188,480	488	(488)	—	—
Cumulative effect adjustment upon adoption of ASU 2014-09	—	—	—	—	—	—	—	(600)	(600)
Net loss	—	—	—	—	—	—	—	(24,831)	(24,831)
Balance at June 30, 2019	47,931,474	—	34,518,078	—	—	—	759,959	(328,126)	431,833
Issuance of common stock upon exercise of stock options	1,486,012	—	—	—	—	—	9,859	—	9,859
Issuance of restricted stock awards	369,140	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	107,554	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(40,157)	—	—	—	—	—	(704)	—	(704)
Conversion of common stock from Class B to Class A	7,399,542	1	(7,399,542)	—	—	—	(1)	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	92	—	92
Stock-based compensation	—	—	—	—	—	—	10,276	—	10,276
Net loss	—	—	—	—	—	—	—	(30,176)	(30,176)
Balance at September 30, 2019	57,253,565	$1	27,118,536	$—	—	$—	$779,481	$(358,302)	$421,180

EVENTBRITE, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (continued)
(in thousands, except share data)
(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	41,628,207	$334,018	—	$—	20,773,441	$—	(188,480)	$(488)	$83,291	$(238,617)	$(155,814)
Issuance of common stock upon exercise of stock options	—	—	—	—	1,087,555	—	—	—	4,208	—	4,208
Issuance of common stock, acquisitions	—	—	—	—	676,060	—	—	—	7,439	—	7,439
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	183		183
Stock-based compensation	—	—	—	—	—	—	—	—	8,381	—	8,381
Net loss	—	—	—	—	—	—	—	—	—	(15,580)	(15,580)
Balance at June 30, 2018	41,628,207	334,018	—	—	22,537,056	—	(188,480)	(488)	103,502	(254,197)	(151,183)
Conversion of redeemable convertible preferred stock in connection with initial public offering	(41,628,207)	(334,018)	—	—	42,188,624	—	—	—	334,018	—	334,018
Issuance of common stock in connection with the initial public offering, net of underwriting discounts and commissions	—	—	11,500,000	—	—	—	—	—	245,985	—	245,985
Costs related to initial public offering	—	—	—	—	—	—	—	—	(5,345)	—	(5,345)
Automatic conversion of warrants in connection with initial public offering	—	—	—	—	997,193	—	—	—	21,465	—	21,465
Issuance of common stock for settlement of RSUs	—	—	—	—	802,900	—	—	—	—	—	—
Shares withheld related to net share settlement	—	—	—	—	(391,874)	—	—	—	(9,013)	—	(9,013)
Issuance of common stock upon exercise of stock options	—	—	—	—	552,922	—	—	—	3,302	—	3,302
Issuance of common stock, acquisitions	—	—	—	—	81,158	—	—	—	1,393	—	1,393
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	92	—	92
Stock-based compensation	—	—	—	—	—	—	—	—	15,198	—	15,198
Net loss	—	—	—	—	—	—	—	—	—	(35,516)	(35,516)
Balance at September 30, 2018	—	$—	11,500,000	$—	66,767,979	$—	(188,480)	$(488)	$710,597	$(289,713)	$420,396
(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash flows from operating activities
Net loss	$(30,176)	$(35,516)	$(55,007)	$(51,096)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,237	8,830	18,456	25,612
Amortization of creator signing fees	2,826	1,975	7,741	5,052
Accretion of term loan	103	204	326	1,616
Loss on debt extinguishment	1,742	17,173	1,742	178
Change in fair value of redeemable convertible preferred stock warrant liability	—	3,520	—	9,591
Change in fair value of term loan embedded derivatives	—	(2,119)	—	(2,119)
Stock-based compensation	9,936	15,049	26,769	23,157
Impairment charges	1,056	46	2,955	1,110
Provision for bad debt and creator advances	1,602	274	3,982	1,807
Loss on disposal of equipment	3	—	61	1
Deferred income taxes	(33)	(170)	(778)	447
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(121)	(1,208)	(1,182)	(2,154)
Funds receivable	2,165	(15,227)	14,280	(449)
Creator signing fees, net	(7,254)	(4,654)	(16,505)	(10,931)
Creator advances, net	1,823	(2,881)	(6,690)	(5,398)
Prepaid expenses and other current assets	4,524	530	6,256	(2,900)
Other assets	86	460	84	(234)
Accounts payable, creators	44,317	49,585	95,098	79,531
Accounts payable, trade	112	390	1,068	801
Accrued compensation and benefits	286	676	(22)	80
Accrued taxes	175	4,534	(3,350)	6,777
Other accrued liabilities	2,879	(4,905)	5,591	4,480
Accrued taxes, non-current	665	(12,486)	(669)	(11,846)
Other liabilities	(194)	(294)	285	(328)
Net cash provided by operating activities	42,759	23,786	100,491	72,785
Cash flows from investing activities
Purchases of property and equipment	(1,393)	(1,545)	(4,959)	(4,233)
Capitalized internal-use software development costs	(2,145)	(1,603)	(6,416)	(5,934)
Acquisitions, net of cash acquired	—	(2,247)	—	11,606
Net cash provided by (used in) investing activities	(3,538)	(5,395)	(11,375)	1,439

EVENTBRITE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash flows from financing activities
Proceeds from initial public offering, net of underwriters' discounts, commissions and offering costs, net of reimbursements	—	244,133	—	244,133
Proceeds from issuance of common stock under ESPP	—	—	2,234	—
Proceeds from exercise of stock options	9,860	3,302	32,814	7,510
Taxes paid related to net share settlement of equity awards	(127)	(9,013)	(833)	(9,013)
Proceeds from term loans	—	75,000	—	120,000
Principal payments on debt obligations	(62,188)	(74,210)	(73,594)	(109,665)
Prepayment penalties on debt extinguishment	—	(7,406)	—	(7,406)
Payment of debt issuance costs	—	—	(457)	—
Payments on capital lease obligations	(76)	—	(214)	(76)
Payments on lease financing obligations	(237)	(173)	(638)	(452)
Payments of deferred offering costs	—	—	(413)	(183)
Net cash provided by (used in) financing activities	(52,768)	231,633	(41,101)	244,848
Net increase (decrease) in cash, cash equivalents and restricted cash	(13,547)	250,024	48,015	319,072
Cash, cash equivalents and restricted cash
Beginning of period	$500,962	$261,269	$439,400	$192,221
End of period	$487,415	$511,293	$487,415	$511,293
Supplemental cash flow data
Interest paid	$756	$2,163	$2,632	$5,785
Income taxes paid, net of refunds	493	198	860	341
Non-cash investing and financing activities
Vesting of early exercised stock options	$92	$92	$276	$275
Purchases of property and equipment, accrued but unpaid	167	—	167	—
Issuance of shares of common stock for acquisitions	—	1,395	—	8,834
Conversion of redeemable convertible preferred stock in connection with initial public offering	—	21,465	—	21,465
Issuance of redeemable convertible preferred stock warrants in connection with loan facilities and term loan	—	—	—	4,603
Deferred offering costs included in accounts payable, trade and other accrued liabilities	—	3,262	—	3,262
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
The accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal and recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations and cash flows for the interim periods. All intercompany transactions and balances have been eliminated. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any other future annual or interim period.
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

Prior Period Reclassification
Beginning in the first quarter of 2019, the Company classified the amortization of acquired customer relationship intangible assets and certain other costs as sales, marketing and support expenses. Previously, these expenses were classified as general and administrative expenses. The Company has reclassified $3.8 million and $10.4 million of expenses for the three and nine months ended September 30, 2018, respectively, and $0.4 million for the three months ended March 31, 2019 which is included in the nine months ended September 30, 2019, to make the presentation consistent with the current period. There was no change to total operating expenses, loss from operations, loss before provision for income taxes or net loss for the three or nine months ended September 30, 2018 or the three months ended March 31, 2019 as a result of these reclassifications.
Use of Estimates
In order to conform with U.S. GAAP, the Company is required to make certain estimates, judgments and assumptions when preparing its condensed consolidated financial statements. These estimates, judgments and assumptions affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. These estimates include, but are not limited to, the recoverability of creator signing fees and creator advances, the capitalization and estimated useful life of internal-use software, certain assumptions used in the valuation of equity awards, assumptions used in determining the fair value of the redeemable convertible preferred stock warrant liability and term loan derivative asset, assumptions used in determining the fair value of business combinations, the allowance for doubtful accounts, indirect tax reserves and contra revenue amounts related to fraudulent events, customer disputed transactions and refunds. The Company evaluates these estimates on an ongoing basis. Actual results could differ from these estimates and such differences could be material to the Company’s consolidated financial statements.
Comprehensive Loss
For all periods presented, comprehensive loss equaled net loss. Therefore, the condensed consolidated statements of comprehensive loss have been omitted from the interim unaudited condensed consolidated financial statements.
Emerging Growth Company Status
As an emerging growth company (EGC), the Jump-start Our Business Start-ups Act (JOBS Act) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. As a result, the Company's financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. Based on the market value of our Class A common stock held by non-affiliates as of June 30, 2019, the Company will become a large accelerated filer as of December 31, 2019 and cease to be an emerging growth company, and, therefore, will no longer be able to take advantage of this extended transition period.
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

▪	The adoption of ASC Topic 606 had no material impact to the Company's net revenues recorded in the three or nine months ended September 30, 2019.

▪	The accounting treatment of incremental costs of obtaining contracts under ASC Topic 606 had no material impact to the Company's interim unaudited condensed consolidated financial statements.

▪
The adoption of ASC Topic 606 had no impact to the Company's total net cash provided by or used in operating, investing or financing activities within the Company's interim condensed consolidated statement of cash flows for the three or nine months ended September 30, 2019.

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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02) which requires lessees to put most leases on their balance sheets but recognize expenses on their income statement and eliminates the real estate-specific provisions for all entities. ASU 2016-02 requires reporting entities to apply a modified retrospective transition approach and are permitted to choose to adjust comparative periods or to not adjust comparative periods. For public business entities, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. As the Company expects to become a large accelerated filer as of December 31, 2019 and cease to be an emerging growth company, the Company anticipates it will adopt ASU 2016-02 as of January 1, 2019 in the annual financial statements to be reported in its Annual Report on Form 10-K for the year ended December 31, 2019. The Company expects to adopt ASU 2016-02 using the modified retrospective transition approach and to not adjust comparative periods. The Company is currently evaluating the effect that implementation and adoption of ASU 2016-02 will have on its consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes bank deposits held by financial institutions. Cash and cash equivalents balances include the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such balances were $325.9 million and $217.4 million as of September 30, 2019 and December 31, 2018, respectively. Although creator cash is legally unrestricted, the Company does not utilize creator cash for its own financing or investing activities as the amounts are payable to creators on a regular basis. These amounts due to creators are included in accounts payable, creators on the condensed consolidated balance sheets.
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

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$485,197	$437,892
Restricted cash	2,218	1,508
Total cash, cash equivalents and restricted cash	$487,415	$439,400
Funds Receivable
Funds receivable represents cash-in-transit from third-party payment processors that is received by the Company within approximately five business days from the date of the underlying ticketing transaction. The funds receivable balances include the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such amounts were $41.4 million and $54.8 million as of September 30, 2019 and December 31, 2018, respectively.
Revenue Recognition
The Company determines revenue recognition through the following steps:
i.    Identification of the contract, or contracts, with a customer
ii.     Identification of the performance obligations in the contract
iii.    Determination of the transaction price
iv.     Allocation of the transaction price to the performance obligations in the contract
v.     Recognition of revenue when, or as, the Company satisfies a performance obligation
The Company derives its revenues primarily from service fees and payment processing fees charged at the time a ticket for an event is sold. The Company also derives revenues from providing certain creators with account management services and customer support. The Company's customers are event creators who use the Company's platform to sell tickets to attendees. Revenue is recognized when or as control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company allocates the transaction price by estimating a standalone selling price for each performance obligation using an expected cost plus a margin approach. For service fees and payment processing fees, revenue is recognized when the ticket is sold. For account management services and customer support, revenue is recognized over the period from the date of the sale of the ticket to the date of the event.
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
The Company’s funds receivable, accounts receivable, accounts payable, other current liabilities and debt approximate their fair value. All of these financial assets and liabilities are Level 1, except for debt, which is Level 2. There are no other Level 1 or Level 2 assets or liabilities recorded at September 30, 2019 and December 31, 2018.
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
The significant unobservable inputs into the valuation model used to estimate the fair value of the term loan derivative asset include the timing of potential events (primarily the IPO), probability of exercise and the discount rate used to calculate the present value of future cash flows.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 during the three or nine months ended September 30, 2019 or during the year ended December 31, 2018.
4. Acquisitions
In August 2018, the Company acquired Picatic e-Ticket Inc. (Picatic), a Canadian ticketing company. The Company acquired Picatic primarily to bolster its engineering staff and enhance its ticketing solutions. The acquisition of Picatic has been accounted for as a business combination. The acquisition date fair value of the consideration transferred was $2.9 million, which consisted of $1.3 million in cash and 81 thousand shares of the Company’s common stock. Acquisition costs directly related to the Picatic transaction were $0.3 million and are included in general and administrative expenses in the consolidated statements of operations for the nine months ended September 30, 2018.
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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the respective acquisition dates (in thousands):

	Picatic	Ticketea	Total
Cash and restricted cash	$160	$17,852	$18,012
Funds and accounts receivable	10	1,058	1,068
Creator advances	—	532	532
Prepaid expenses and other current assets	87	94	181
Property and equipment	—	42	42
Other noncurrent assets	—	28	28
Accounts payable, creators	—	(19,671)	(19,671)
Other current liabilities	(121)	(529)	(650)
Intangible assets	507	3,094	3,601
Goodwill	2,219	8,937	11,156
Total purchase price	$2,862	$11,437	$14,299

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
5. Accounts Receivable, Net
Accounts receivable, net is comprised of invoiced amounts to customers who use FPP for payment processing as well as other invoiced amounts. The following table summarizes the Company's accounts receivable balances as of the dates indicated (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable, customers	$6,774	$5,651
Allowance for doubtful accounts	(2,632)	(1,582)
Accounts receivable, net	$4,142	$4,069

6. Creator Signing Fees, Net
Creator signing fees are additional incentives paid by the Company to secure exclusive ticketing and payment processing rights with certain creators. Amortization of creator signing fees is recorded as a reduction of revenue in the condensed consolidated statements of operations. As of September 30, 2019, these payments are being amortized over a weighted-average remaining contract life of 3.6 years on a straight-line basis. Creator signing fees that are expected to be amortized within 12 months of the balance sheet date are classified as creator signing fees, net and the remainder is classified as noncurrent on the condensed consolidated balance sheets. The following table summarizes the activity in creator signing fees for the periods indicated (in thousands):

	Three Months Ended September 30,
	2019	2018
Balance, beginning of period	$20,763	$13,278
Creator signing fees paid	7,254	5,441
Amortization of creator signing fees	(2,826)	(1,975)
Write-offs and other adjustments	(215)	(802)
Balance, end of period	$24,976	$15,942

	Nine Months Ended September 30,
	2019	2018
Balance, beginning of period	$17,005	$10,421
Creator signing fees paid	16,440	11,719
Amortization of creator signing fees	(7,741)	(5,052)
Write-offs and other adjustments	(728)	(1,146)
Balance, end of period	$24,976	$15,942

Creator signing fees are classified as follows on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	September 30, 2019	December 31, 2018
Creator signing fees, net	$9,057	$7,324
Creator signing fees, noncurrent	15,919	9,681

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

	Three Months Ended September 30,
	2019	2018
Balance, beginning of period	$28,716	$21,602
Acquired with Ticketea transaction	—	—
Creator advances paid	8,525	6,961
Creator advances recouped	(10,348)	(3,261)
Write-offs and other adjustments	(2,096)	(852)
Balance, end of period	$24,797	$24,450

	Nine Months Ended September 30,
	2019	2018
Balance, beginning of period	$23,142	$20,076
Acquired with Ticketea transaction	—	532
Creator advances paid	27,609	17,208
Creator advances recouped	(21,011)	(10,998)
Write-offs and other adjustments	(4,943)	(2,368)
Balance, end of period	$24,797	$24,450

Creator advances are classified as follows on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	September 30, 2019	December 31, 2018
Creator advances, net	$23,841	$21,255
Creator advances, noncurrent	956	1,887
8. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following as of the dates indicated (in thousands):

	September 30, 2019	December 31, 2018
Building and improvements	$33,277	$33,277
Capitalized internal-use software development costs	42,608	35,201
Furniture and fixtures	3,765	3,557
Computers and computer equipment	14,744	11,676
Leasehold improvements	6,546	5,084
	100,940	88,795
Less: Accumulated depreciation and amortization	(54,541)	(44,576)
Property, plant and equipment, net	$46,399	$44,219

The Company recorded the following amounts related to depreciation expense and capitalized internal-use software development costs during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Depreciation expense	$1,591	$1,316	$4,827	$3,610
Capitalized internal-use software development costs	2,485	1,751	7,407	6,442
Stock-based compensation costs included in capitalized internal-use software development costs	339	148	990	427
Amortization of capitalized internal-use software development costs	1,965	1,603	5,464	4,650
9. Goodwill and Acquired Intangible Assets, Net
The carrying value of goodwill was $170.6 million as of September 30, 2019 and December 31, 2018.
Acquired intangible assets, net consisted of the following as of the dates indicated (in thousands):

	September 30, 2019
	Cost	Accumulated Amortization	Net Book Value	Weighted- average remaining useful life (years)
Developed technology	$19,096	$19,018	$78	0.4
Customer relationships	74,484	22,754	51,730	5.5
Tradenames	1,600	1,600	—
Acquired intangible assets, net	$95,180	$43,372	$51,808

	December 31, 2018
	Cost	Accumulated Amortization	Net Book Value	Weighted- average remaining useful life (years)
Developed technology	$19,096	$18,628	$468	0.8
Customer relationships	74,484	14,979	59,505	6.2
Tradenames	1,600	1,600	—
Acquired intangible assets, net	$95,180	$35,207	$59,973
The Company recorded amortization expense related to acquired intangible assets as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of net revenue	$66	$3,003	$390	$8,824
Sales, marketing and support	2,616	2,621	7,775	7,594
General and administrative	—	274	—	850
Total amortization of acquired intangible assets	$2,682	$5,898	$8,165	$17,268

As of September 30, 2019, the total expected future amortization expense for acquired intangible assets is as follows (in thousands):

The remainder of 2019	$2,660
2020	10,443
2021	10,197
2022	8,202
2023	7,709
Thereafter	12,597
Acquired intangible assets, net	$51,808
10. Term Loans and Promissory Note
The Company entered into a loan and security agreement with, and issued warrants to purchase shares of Series G redeemable convertible preferred stock to Western Technology Investments (WTI) in June 2017 (First WTI Loan Facility), which provided for a secured credit facility of up to $60.0 million of term debt. In May 2018, the Company entered into a second loan and security agreement with WTI which provided up to $15.0 million of term debt (Second WTI Loan Facility, and together with the First WTI Loan Facility, the WTI Loan Facilities) and issued additional warrants to purchase shares of Series G redeemable convertible preferred stock. The WTI Loan Facilities were collateralized by substantially all of the Company's assets and intellectual property rights.
The key terms and details of the Company's term loan borrowings under the WTI Loan Facilities is as follows:

Borrowing Date	Loan Facility	Loan Amount (in thousands)	Maturity Date	Contractual Interest Rate	Effective Interest Rate
September 2017	First WTI Facility	$30,000	February 2022	11.5%	15.9%
March 2018	First WTI Facility	$30,000	September 2022	11.8%	14.8%
May 2018	Second WTI Facility	$15,000	November 2022	12.0%	14.7%
For all borrowings, monthly payments of interest were due for the first 24 months and equal monthly installments of principal and interest were due for 30 months thereafter.
The Second WTI Loan Facility included a contingent prepayment feature under which if the Company consummated a qualified public offering within the first 24 months of the term loan and the Company prepaid the term loan within 15 days of the qualified public offering, the Company would be required to repay the outstanding principal balance plus accrued interest within 15 days of the consummation of a qualified public offering plus an additional amount equal to 50% of all interest that would have been incurred through the end of first 24 months of the loan. In connection with the Second WTI Loan Facility, the Company modified the terms of the First WTI Loan Facility so that the March 2018 loan would be subject to the same contingent prepayment feature that is included in the Second WTI Loan Facility. The Company determined that the contingent prepayment features under the WTI Loan Facilities were embedded derivatives, requiring bifurcation and separate accounting. The Company recorded a $2.1 million gain in the three months ended September 30, 2018 related to the change in fair value of the term loan embedded derivative asset, which is included within other income (expense), net on the condensed consolidated statements of operations.
In September 2018, five days after the completion of the IPO, the Company exercised its prepayment option and fully repaid all amounts outstanding under the WTI Loan Facilities. The Company recorded a loss on debt extinguishment related to the WTI Loan Facilities of $17.2 million during the three months ended September 30, 2018, and as of that date there were no amounts outstanding under the WTI Loan Facilities and all underlying agreements had been terminated.
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

The New Term Loans were scheduled to amortize at a rate of 7.5% per annum for the first two years of the New Credit Facilities, 10.0% per annum for the third and fourth years and the first three quarters of the fifth year of the New Credit Facilities, with the balance due at maturity. The New Credit Facilities had maturity dates on the fifth anniversary of the effective date. The New Revolving Credit Facility had a commitment fee which accrued at 0.40% on the daily unused amount of the aggregate revolving commitments of the lenders.
All outstanding amounts under the New Credit Facilities bore interest, at the Company's option, at (i) a reserve adjusted LIBO Rate plus a margin between 2.25% and 2.75% or (ii) a base rate plus a margin between 1.25% and 1.75%, in each case determined on a quarterly basis based on the Company's consolidated total leverage ratio. The current annual interest rate for the New Term Loans was 5.08% as of September 30, 2019.
In September 2019, the Company elected to prepay the outstanding principal balance of the New Term Loans in their entirety and terminated the New Credit Facilities. The Company paid $63.0 million, which consisted of $62.2 million of debt principal and $0.8 million of accrued interest and fees. The Company recorded a loss on debt extinguishment related to the termination of the New Credit Facilities of $1.7 million during the three months ended September 30, 2019 related to the write-off of unamortized debt issuance costs.
As of September 30, 2019, the Company has no outstanding debt.
Term loans consisted of the following as of December 31, 2018 (in thousands):

December 31, 2018
Outstanding principal balance	$73,594
Less: Unamortized discount and debt issuance costs	(872)
Total term loan, net	$72,722

Current portion of term loans	$5,635
Term loans	67,087
Promissory Note
In September 2017, in connection with the acquisition of Ticketfly, LLC (Ticketfly), the Company issued a $50.0 million convertible promissory note as part of the purchase consideration (Promissory Note). The Promissory Note had a five-year maturity from the date of issuance and bore interest at a rate of 6.5% per annum. In March 2018, the Company reached an agreement with the seller of Ticketfly to repay the Promissory Note. The face value of $50.0 million was settled in full for $34.7 million, which represented $33.0 million of principal and $1.7 million of accrued interest. The Company recognized a gain of $17.0 million resulting from the extinguishment of the Promissory Note, and, when coupled with the loss on debt extinguishment related to the WTI Loan Facilities, recorded a net loss on debt extinguishment of $0.2 million in the condensed consolidated statements of operations for the nine months ended September 30, 2018.
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
The Company recorded an increase in the fair value of the redeemable convertible preferred stock warrant liability of $3.5 million and $9.6 million during the three and nine months ended September 30, 2018, respectively. There was no activity during the three or nine months ended September 30, 2019. Refer to Note 3 for discussion of the significant inputs used to determine the fair value of the redeemable convertible preferred stock warrant liability.
12. Commitments and Contingencies
Operating Leases
The Company leases office space under various noncancelable operating leases that expire at various dates through 2028. Rent expense from operating leases totaled $1.0 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively, and $3.0 million and $2.5 million for the nine months ended September 30, 2019 and 2018, respectively. The Company also recognized sublease income of $1.0 million for each of the three months ended September 30, 2019 and 2018, and $2.9 million and $2.5 million for the nine months ended September 30, 2019 and 2018, respectively.
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
Land lease expense was $0.2 million for each of the three months ended September 30, 2019 and 2018 and $0.7 million for each of the nine months ended September 30, 2019 and 2018. Interest expense related to the Company’s build-to-suit lease was $0.8 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively, and $2.5 million and $2.6 million for the nine months ended September 30, 2019 and 2018, respectively.
As of September 30, 2019, the future minimum lease payments and sublease rental payments under noncancelable leases are as follows (in thousands):

	Capital Leases	Build-to-Suit Lease	Operating Leases	Sublease Income	Total
The remainder of 2019	$73	$1,415	$1,000	$(1,031)	$1,457
2020	250	5,772	3,899	(4,205)	5,716
2021	134	1,943	3,447	(1,238)	4,286
2022	100	—	3,106	—	3,206
2023	—	—	2,771	—	2,771
Thereafter	—	—	4,321	—	4,321
Total minimum lease payments	557	9,130	18,544	(6,474)	21,757
Less: Amount representing interest and taxes	—	(5,060)	—	—	(5,060)
Total	$557	$4,070	$18,544	$(6,474)	$16,697
Letters of Credit
The Company has issued letters of credit under lease and other banking agreements, which have been collateralized with cash. This cash is classified as noncurrent restricted cash on the condensed consolidated balance sheets based on the term of the underlying agreements. Restricted cash was $2.2 million and $1.5 million as of September 30, 2019 and December 31, 2018, respectively.

Creator Signing Fees and Creator Advances
Creator signing fees and creator advances represent contractual amounts paid in advance to customers pursuant to event ticketing and payment processing agreements. Certain of the Company’s contracts include terms where future payments to creators are committed to as part of the overall ticketing arrangement. The following table presents, by year, the future creator payments committed to under contract but not yet paid as of September 30, 2019 (in thousands):

The remainder of 2019	$6,559
2020	18,490
2021	9,880
2022	3,866
2023	3,055
Thereafter	—
Total	$41,850
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
Beginning on April 15, 2019, purported stockholders of our company filed two putative securities class action complaints in the United States District Court for the Northern District of California, and three putative securities class action complaints in the Superior Court of California for the County of San Mateo (the Complaints), against the Company, certain of our executives and directors, and our underwriters for the IPO. Some of these actions also name as defendants venture capital firms that were investors in the Company as of the IPO. Among other things, the Complaints allege that defendants misrepresented and/or omitted material information in the Company's IPO registration statement in violation of the Securities Act of 1933 and challenged public statements made after the IPO in violation of the Securities Exchange Act of 1934. The Complaints allege that the Company and certain officers misrepresented and/or omitted material information in the Company's earnings release and Form 10-Q for the third quarter of 2018. The Complaints seek compensatory damages, costs and expenses, including attorneys' and expert fees, and other relief.
The Company believes that the Complaints are without merit and the Company intends to vigorously defend the actions. The Company cannot predict the outcome of or estimate the possible loss or range of loss from the Complaints and therefore no amounts have been accrued for the contingency.
On July 16, 2019, the Company filed two complaints in the United States District Court for the Northern District of California against (1) MF Live, Inc. (MFL) and (2) MFL's principal Fabien Loranger (Loranger) and related entities (collectively, the Roxodus Lawsuits). The Roxodus Lawsuits arose out of MFL's cancellation of the Roxodus music festival in Ontario, Canada and subsequent refusal to issue refunds to ticket buyers. The Company provided ticketing and payment processing services for the event, and pursuant to a written contract with MFL, was authorized to issue refunds totaling $4.0 million to ticket buyers who purchased tickets on the Company's platform. Accordingly, the Roxodus Lawsuits assert claims against the defendants for breach of contract, breach of the implied covenant of good faith and fair dealing, and actual and constructive fraudulent transfers. The Company is investigating whether grounds exist to assert additional claims.
The Roxodus Lawsuits are in their early stages and the Company cannot predict the likelihood of success of either.
MFL has filed for bankruptcy in Canada, calling into question whether and to what extent it could satisfy a judgment. The Company intends to monitor and participate in the bankruptcy process pursuant to its rights under Canadian law, and the Company's investigation of the assets held by and/or on behalf of MFL, Loranger and the other defendants is ongoing.
The Company currently has no other material pending litigation.
The Company is currently under audit in certain jurisdictions with regard to indirect tax matters. The Company establishes reserves for indirect tax matters when it determines that the likelihood of a loss is probable, and the loss is reasonably estimable. Accordingly, the Company has established a reserve for the potential settlement of issues related to sales and other indirect taxes in the amount of $15.4 million and $19.2 million as of September 30, 2019 and December 31, 2018, respectively. These amounts, which represent management’s best estimates of its potential liability, include potential interest and penalties of $1.4 million and $1.2 million as of September 30, 2019 and December 31, 2018, respectively.

In June 2018, a criminal was able to penetrate the Ticketfly website and steal certain consumer data, including names, email addresses, shipping addresses, billing addresses and phone numbers. For a short time, the Company disabled the Ticketfly platform to contain the risk of the cyber incident, which disabled ticket sales through Ticketfly during that period. Because of this incident, the Company incurred costs related to responding to and remediating the incident and suffered a loss of revenue for the period during which the Ticketfly platform was disabled. During the nine months ended September 30, 2018, the Company recorded an amount of $6.6 million for potential costs associated with this incident, of which $6.3 million was recorded as contra revenue and $0.3 million was recorded as an operating expense. This amount represented the Company’s best estimate of the total amount of creator accommodations to be made as a result of the incident at that time. During the three and nine months ended September 30, 2019, the Company recorded zero and $3.0 million, respectively, as a reduction to general and administrative expenses related to business interruption insurance proceeds to be received as a result of the Ticketfly cyber incident. As of September 30, 2019, the Company's remaining liability balance related to the Ticketfly cyber incident was not material.
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
2018 Stock Option and Incentive Plan
In August 2018, the 2018 Stock Option and Incentive Plan (2018 Plan) was adopted by the board of directors and approved by the stockholders and became effective in connection with the IPO. The 2018 Plan replaces the 2010 Plan as the board of directors has determined not to make additional awards under the 2010 Plan. The 2010 Plan will continue to govern outstanding equity awards granted thereunder. As of September 30, 2019, we have 6,683,648 shares of Class A common stock reserved for the issuance of awards under the 2018 Plan.

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
As of September 30, 2019, there were 17,228,921 options issued and outstanding and 11,568,019 shares available for issuance under the 2004 Plan, 2010 Plan and 2018 Plan (collectively, the Plans).
Stock options typically vest over a four-year period from the date of grant. Options awarded under the Plans may be granted at an exercise price per share not less than the fair value at the date of grant and are exercisable up to 10 years.
Stock option activity under the Plans is as follows:

	Outstanding options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2018	22,012,597	$7.85	7.1	$439,382
Granted	1,790,074	$17.71
Exercised	(5,305,686)	$6.22		$16,269
Cancelled	(1,268,064)	$11.14
Balance as of September 30, 2019	17,228,921	$9.13	6.6	$148,017
Vested and exercisable as of December 31, 2018	12,462,693	$5.75	5.6	$274,883
Vested and expected to vest as of December 31, 2018	20,926,797	$7.69	7.0	$421,047
Vested and exercisable as of September 30, 2019	10,327,683	$6.83	5.4	$112,524
Vested and expected to vest as of September 30, 2019	16,586,599	$8.99	6.6	$144,852

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
In January 2019, the board of directors approved the reservation of an additional 783,583 shares of Class A common stock for a total of 2,318,083 shares reserved for issuance under the ESPP. On May 31, 2019, 167,706 shares were purchased under the ESPP, and as of September 30, 2019, 2,150,377 shares of Class A common stock were available for future issuance under the ESPP.
The Company recorded $0.3 million and $0.8 million of stock-based compensation expense related to the ESPP during the three and nine months ended September 30, 2019, respectively. No expense was recorded in connection with the ESPP during the three or nine months ended September 30, 2018.
Common Stock Subject to Repurchase
The Plans and the Company’s stock option agreement allow for the early exercise of stock options for certain individuals, as determined by the board of directors. Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. Upon termination of service, the Company may, at its discretion, repurchase unvested shares acquired through early exercise of stock options at a price equal to the price per share paid upon the exercise of such options. The Company includes unvested shares subject to repurchase in the number of shares of common stock outstanding.

At September 30, 2019 and December 31, 2018, outstanding common stock included 30,564 and 55,537 shares, respectively, subject to repurchase related to stock options that have been early exercised and remain unvested. The Company had a liability of $0.3 million and $0.4 million as of September 30, 2019 and December 31, 2018, respectively, related to early exercises of stock options. The liability is reclassified into stockholders’ equity as the awards vest.
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
The following range of assumptions were used to estimate the fair value of stock options granted to employees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected dividend yield	—	—	—	—
Expected volatility	48.8-49.1%	46.7-47.1%	48.8-49.7%	46.7-52.9%
Risk-free interest rate	1.32-1.36%	2.83-2.92%	1.32-2.58%	2.25-2.92%
Expected term (years)	5.04-6.08	6.02-6.08	5.04-6.08	6.02-6.08
The weighted-average per share fair value of stock options granted was $8.21 and $9.03 for the three months ended September 30, 2019 and 2018, respectively, and $8.61 and $8.14 for the nine months ended September 30, 2019 and 2018, respectively.
As of September 30, 2019 and December 31, 2018, the total unrecognized stock-based compensation related to unvested options outstanding was $44.2 million and $51.3 million, respectively, to be recognized over a weighted-average period of 2.53 years and 2.73 years, respectively.
Restricted Stock Units
Restricted stock unit activity under the Plans was as follows for the nine months ended September 30, 2019:

	Outstanding RSUs	Weighted-average grant date fair value per share
Balance as of December 31, 2018	670,606	$24.71
Awarded	3,132,232	20.82
Released	(247,537)	21.10
Cancelled	(359,632)	26.37
Balance as of September 30, 2019	3,195,669	$20.99
Vested and expected to vest as of September 30, 2019	2,607,595	$21.04
The Company recognized $4.6 million and $10.7 million of stock-based compensation expense related to RSUs during the three and nine months ended September 30, 2019, respectively, and as of that date, the total unrecognized stock-based compensation related to RSUs outstanding was $53.5 million, which is expected to be recognized over a weighted-average period of 3.50 years.
The Company completed its IPO in September 2018 and satisfied the performance condition for all then outstanding RSU awards. The Company recognized $6.9 million of stock-based compensation expense, based on the grant date fair value of a single performance-based award, which is included in general and administrative expenses for the three and nine months ended September 30, 2018. The Company recognized a total of $7.1 million of stock-based compensation expense related to RSUs during each of the three and nine months ended September 30, 2018.

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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(30,176)	$(35,516)	$(55,007)	$(51,096)
Weighted-average shares used in computing net loss per share, basic and diluted	83,063	28,736	81,094	23,799
Net loss per share, basic and diluted	$(0.36)	$(1.24)	$(0.68)	$(2.15)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect (in thousands):

	September 30,
	2019	2018
Options to purchase common stock	17,229	22,191
Restricted stock and restricted stock units	3,564	230
Early exercised options	31	67
Total	20,824	22,488
15. Income Taxes
The Company recorded an income tax provision of $0.1 million for the three months ended September 30, 2019 and income tax benefit of $0.9 million for the nine months ended September 30, 2019, compared to an income tax benefit of $0.1 million for the three months ended September 30, 2018 and an income tax provision of $0.7 million for the nine months ended September 30, 2018. The increase in the provision for income taxes during the three months ended September 30, 2019 was primarily attributable to the change in our year over year taxable earnings mix. The increase in the benefit from income taxes during the nine months ended September 30, 2019 was primarily attributable to the change in our year over year taxable earnings mix and the recognition of tax attributes in our non-U.S. subsidiaries.
The differences in the tax provision for the periods presented and the United States federal statutory rate is primarily due to the recording of a full valuation allowance on our deferred tax assets and tax deductions for stock-based compensation.
The Company applies the discrete method provided in ASC 740 to calculate its interim tax provision.

16. Geographic Information

The Company operates as a single reportable and operating segment. The following table presents the Company's total net revenue by geography based on the currency of the underlying transaction for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$59,364	$53,726	$177,834	$156,776
International	22,688	19,902	66,302	58,920
Total net revenue	$82,052	$73,628	$244,136	$215,696

No individual country included in the International line above represents more than 10% of the total consolidated net revenue for any of the periods presented. Substantially all of the Company's long-lived assets are located in the United States.

During the nine months ended September 30, 2018, the Company recorded a $6.3 million contra-revenue charge related to liabilities incurred in connection with the Ticketfly cyber incident. This amount is reflected as a reduction in net revenue in the United States caption shown in the table above for the nine months ended September 30, 2018.

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
Quarterly Key Business Metrics
We monitor paid ticket volume on a quarterly basis as a key metric to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We calculate our retention rate on an annual basis only.
Paid Ticket Volume
Our success in serving creators is measured in large part by the number of tickets sold on our platform that generate ticket fees, referred to as paid ticket volume. We consider paid ticket volume an important indicator of the underlying health of the business. We have previously referred to this metric as 'paid tickets' and we calculate and report paid ticket volume in the same manner as we calculated and reported paid tickets. The below table sets forth the paid ticket volume for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Paid ticket volume	26,897	23,896	80,461	70,593
Our paid ticket volume for events outside of the United States represented 36.7% and 35.3% of our total paid ticket volume in the three months ended September 30, 2019 and 2018, respectively, and 36.0% and 32.8% of our total paid ticket volume in the nine months ended September 30, 2019 and 2018, respectively.

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
We calculate Adjusted EBITDA as net loss adjusted to exclude depreciation and amortization, stock-based compensation expense, interest expense, the change in fair value of our redeemable convertible preferred stock warrant liability, loss on debt extinguishment, direct and indirect acquisition-related costs, employer taxes related to employee equity transactions, other income (expense), net, which consisted of interest income, foreign exchange rate gains and losses and the change in fair value of the term loan embedded derivative asset, and income tax provision (benefit). Adjusted EBITDA should not be considered as an alternative to our net loss or any other measure of financial performance calculated and presented in accordance with U.S. GAAP.
The following table presents a reconciliation of our Adjusted EBITDA to the most comparable GAAP measure, net loss, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net loss	$(30,176)	$(35,516)	$(55,007)	$(51,096)
Depreciation and amortization	6,237	8,830	18,456	25,612
Stock-based compensation	9,936	15,049	26,769	23,157
Interest expense	1,681	3,300	5,482	9,399
Change in fair value of redeemable convertible preferred stock warrant liability	—	3,520	—	9,591
Loss on debt extinguishment	1,742	17,173	1,742	178
Direct and indirect acquisition related costs(1)	34	389	837	1,834
Employer taxes related to employee equity transactions	182	—	893	—
Other (income) expense, net	3,700	(1,414)	1,145	1,880
Income tax provision (benefit)	147	(117)	(946)	683
Adjusted EBITDA	$(6,517)	$11,214	$(629)	$21,238

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
The following table presents a reconciliation of our free cash flow to the most comparable U.S. GAAP measure, net cash provided by operating activities, for each of the periods indicated:

	Twelve Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$34,868	$6,148
Purchases of property and equipment and capitalized internal-use software development costs	(13,858)	(12,369)
Free cash flow	$21,010	$(6,221)

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
We also generate a small portion of our net revenue from complementary solutions, such as day-of-event on-site product and services, web presence development and branding, software solutions to manage event venue administration and marketing services that we provide to creators. These complementary solutions represented less than five percent of our total net revenue in each of the three and nine months ended September 30, 2019 and 2018.

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
Operating Expenses
Operating expenses consist of product development, sales, marketing and support and general and administrative expenses. Direct and indirect personnel costs, including stock-based compensation expense, are the most significant component of operating expenses. Our operating expenses include sublease income as a reduction of our operating expenses.
In the fourth quarter of 2019, we expect to incur additional operating expenses related to our resource realignment and reinvestment in order to improve operating efficiency and support our long-term growth strategy.

Product development. Product development expenses consist primarily of costs associated with our employees in product development and product engineering activities. We expect our product development expenses to continue to increase in absolute dollars over time. In the near-term, we anticipate our product development expenses will increase as a percentage of net revenue as we focus our efforts on enhancing, improving and expanding the capabilities of our platform. We expect that we will continue to invest in building employee and system infrastructure to enhance and support development of new technologies. Over the long-term, we anticipate that product development expenses will decrease as a percentage of net revenue as our revenue grows and as we continue to grow our development staff in lower cost markets.

Sales, marketing and support. Sales, marketing and support expenses consist primarily of costs associated with our employees involved in selling and marketing our products, public relations and communication activities, marketing programs, travel and customer support costs associated with free events on our platform. For our sales teams, this also includes commissions. We also classify certain creator related expenses as sales, marketing and support expenses. Our sales, marketing and support expenses also includes the amortization of acquired customer relationship intangible assets, which was $2.6 million for each of the three months ended September 30, 2019 and 2018, and $7.8 million and $7.6 million for the nine months ended September 30, 2019 and 2018, respectively. Sales, marketing and support expenses are driven by investments to grow and retain creators and attendees on our platform. We expect sales, marketing and support expenses to increase in absolute dollars over time. In the near-term, we anticipate sales, marketing and support expenses will fluctuate as a percentage of net revenue, but over the long-term we anticipate that it will decrease as a percentage of net revenue as we expect to see continued growth in net revenue generated from creators that signed up with us through our efficient customer acquisition channels, such as word of mouth referrals, converting free creators to paid creators and converting attendees into creators. We spend a comparatively small portion of our sales, marketing and support costs on these customer acquisition channels.

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

As a result of our build-to-suit lease accounting, a portion of our cash rent payments related to our San Francisco office are classified as interest expense for GAAP reporting purposes. We reported interest expense of $0.8 million and $0.9 million during the three months ended September 30, 2019 and 2018, respectively and $2.5 million and $2.6 million during the nine months ended September 30, 2019 and 2018, respectively, related to build-to-suit accounting.
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
In September 2018, we borrowed $75.0 million in New Term Loans under our Credit Agreement and in September 2019 we fully repaid the outstanding principal balance of the New Term Loans, which was $62.2 million, as well as $0.8 million of accrued interest and fees, and terminated the Credit Agreement. As of September 30, 2019, we have no outstanding debt.
Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability
The redeemable convertible preferred stock warrant was classified as a liability on our condensed consolidated balance sheet and remeasured to fair value at each balance sheet date, with the corresponding charge recorded as a change in fair value of redeemable convertible preferred stock warrant liability on the condensed consolidated statements of operations. In connection with our IPO, all warrants were automatically exercised for no consideration, and, as such, we do not have any redeemable convertible preferred stock warrant liability at December 31, 2018 or September 30, 2019.
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

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following tables set forth our consolidated results of operations data and such data as a percentage of net revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Consolidated Statements of Operations
Net revenue	$82,052	$73,628	$244,136	$215,696
Cost of net revenue	33,345	31,477	94,936	89,424
Gross profit	48,707	42,151	149,200	126,272
Operating expenses:
Product development	15,902	12,856	46,461	32,671
Sales, marketing and support	28,552	21,186	75,986	63,415
General and administrative	27,159	21,163	74,337	59,551
Total operating expenses	71,613	55,205	196,784	155,637
Loss from operations	(22,906)	(13,054)	(47,584)	(29,365)
Interest expense	(1,681)	(3,300)	(5,482)	(9,399)
Change in fair value of redeemable convertible preferred stock warrant liability	—	(3,520)	—	(9,591)
Loss on debt extinguishment	(1,742)	(17,173)	(1,742)	(178)
Other income (expense), net	(3,700)	1,414	(1,145)	(1,880)
Loss before income taxes	(30,029)	(35,633)	(55,953)	(50,413)
Income tax provision (benefit)	147	(117)	(946)	683
Net loss	$(30,176)	$(35,516)	$(55,007)	$(51,096)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consolidated Statements of Operations, as a percentage of net revenue
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of net revenue	40.6	42.8	38.9	41.5
Gross profit	59.4	57.2	61.1	58.5
Operating expenses:
Product development	19.4	17.5	19.0	15.1
Sales, marketing and support	34.8	28.8	31.1	29.4
General and administrative	33.1	28.7	30.4	27.6
Total operating expenses	87.3	75.0	80.5	72.1
Loss from operations	(27.9)	(17.7)	(19.5)	(13.6)
Interest expense	(2.0)	(4.5)	(2.2)	(4.4)
Change in fair value of redeemable convertible preferred stock warrant liability	—	(4.8)	—	(4.4)
Loss on debt extinguishment	(2.1)	(23.3)	(0.7)	(0.1)
Other income (expense), net	(4.5)	1.9	(0.5)	(0.9)
Loss before income taxes	(36.5)	(48.4)	(22.9)	(23.4)
Income tax provision (benefit)	0.1	(0.2)	(0.4)	0.3
Net loss	(36.6)%	(48.2)%	(22.5)%	(23.7)%

Comparison of Three Months Ended September 30, 2019 and 2018
Net revenue

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Net revenue	$82,052	$73,628	$8,424	11.4%
The increase in net revenue during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was driven primarily by growth in paid ticket volume, which increased by 12.6% during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, from 23.9 million to 26.9 million.
Net revenue per paid ticket was $3.05 during the three months ended September 30, 2019 compared to $3.08 during the three months ended September 30, 2018.
Cost of net revenue

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Cost of net revenue	$33,345	$31,477	$1,868	5.9%
Percentage of total net revenue	40.6%	42.8%
Gross margin	59.4%	57.2%
The increase in cost of net revenue during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to an increase in payment processing costs of $2.9 million driven by paid ticket volume growth, as well as increased allocated customer support costs of $0.7 million. These increases were partially offset by decreased amortization of acquired developed technology of $2.9 million, primarily as a result of the Ticketfly acquired developed technology becoming fully amortized in the fourth quarter of 2018.
Operating expense
Product development

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Product development	$15,902	$12,856	$3,046	23.7%
Percentage of total net revenue	19.4%	17.5%
Product development expense increased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to increased personnel costs of $2.9 million, including $0.9 million of stock-based compensation, resulting from organic hiring efforts as we continue to invest in the people driving innovation on our platform.

Sales, marketing and support

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Sales, marketing and support	$28,552	$21,186	$7,366	34.8%
Percentage of total net revenue	34.8%	28.8%
Sales, marketing and support expenses increased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to increased creator-related expenses of $4.6 million, of which $4.0 million relates to a single cancelled event for which we issued refunds for the face value of tickets on behalf of the creator. We also incurred increased direct and discretionary marketing expenses of $1.2 million and increased professional services and contractor expenses of $0.9 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

General and administrative

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
General and administrative	$27,159	$21,163	$5,996	28.3%
Percentage of total net revenue	33.1%	28.7%
The increase in general and administrative expenses during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was a result of several factors. During the three months ended September 30, 2018, we recorded two contra-expense items that reduced the expense in that period. First, we recorded a $7.0 million reversal of sales tax reserves due to state settlements. Second, we recorded a contra-expense item in the amount of $2.3 million related to insurance proceeds stemming from the Ticketfly cyber incident.
During the three months ended September 30, 2019, we recorded increased impairment charges of $1.9 million compared to the same period in 2018, related to creator advances and creator signing fees. We also recorded $3.8 million in consulting fees during the three months ended September 30, 2019 as a result of short-term actions designed to improve our operating efficiencies and better support our long-term growth strategy.
Personnel costs decreased by $7.4 million, including $6.6 million of stock-based compensation, during the three months ended September 30, 2019 compared to the same period in 2018. During the three months ended September 30, 2018, we recognized a stock-based compensation charge of $6.9 million as a performance-based vesting criteria for a single equity award was satisfied upon the completion of our IPO.
Interest expense

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Interest expense	$(1,681)	$(3,300)	$(1,619)	(49.1)%
Percentage of total net revenue	(2.0)%	(4.5)%
The decrease in interest expense during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was driven by lower interest rates on our outstanding debt during the three months ended September 30, 2019. The WTI Loan Facilities which were outstanding in the three months ended September 30, 2018 bore interest at a rate higher than the New Term Loans, which were outstanding during the three months ended September 30, 2019.
In September 2019, we repaid the New Term Loans in full making payments of $62.2 million of principal and $0.8 million of accrued interest and fees, and we terminated the underlying Credit Agreement.
We continue to record interest expense related to our build-to-suit lease accounting for our office lease in San Francisco, California, but that amount is consistent in the periods presented.

Change in fair value of redeemable convertible preferred stock warrant liability

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Change in fair value of redeemable convertible preferred stock warrant liability	$—	$(3,520)	$(3,520)	(100.0)%
Percentage of total net revenue	—%	(4.8)%
The change in fair value of our redeemable convertible preferred stock warrant liability during the three months ended September 30, 2018 was due to an increase in the underlying fair value of our redeemable convertible preferred stock from July 1, 2018 to September 20, 2018. In connection with our IPO, which occurred on September 20, 2018, the redeemable convertible preferred stock warrants were automatically exercised into shares of Class B common stock following which the warrants ceased to be outstanding. As a result, there was no change in fair value recorded during the three months ended September 30, 2019.
Loss on debt extinguishment

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Loss on debt extinguishment	(1,742)	(17,173)	15,431	(89.9)%
Percentage of total net revenue	(2.1)%	(23.3)%
In September 2019, we repaid the New Term Loans in full making payments of $62.2 million of principal and $0.8 million of accrued interest and fees, and we terminated the underlying Credit Agreement. We recorded a loss on debt extinguishment of $1.7 million during the three months ended September 30, 2019 related to the write-off of unamortized debt issuance costs.
The loss on debt extinguishment recorded in the three months ended September 30, 2018 was due to a loss of $17.2 million related to the extinguishment of all outstanding debt under our WTI Loan Facilities in September 2018.
Other income (expense), net

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Other income (expense), net	$(3,700)	$1,414	$(5,114)	361.7%
Percentage of total net revenue	(4.5)%	1.9%
The decrease in other income (expense), net during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was driven by the magnitude of foreign currency rate measurement losses recorded during those periods. Additionally, we recorded increased interest income of $1.2 million in the three months ended September 30, 2019 compared to the same period in 2018. We also recorded a $2.1 million gain related to the change in fair value of the WTI Loan Facilities term loan embedded derivatives in the three months ended September 30, 2018.

Income tax provision (benefit)

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Income tax provision (benefit)	$147	$(117)	$264	(225.6)%
Percentage of total net revenue	0.1%	(0.2)%

The provision for income taxes increased $0.3 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily attributable to the change in our year over year taxable earnings mix.
Comparison of Nine Months Ended September 30, 2019 and 2018
Net revenue

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Net revenue	$244,136	$215,696	$28,440	13.2%
The increase in net revenue during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was driven primarily by growth in paid ticket volume, which increased by 14.0% from 70.6 million to 80.5 million. During the nine months ended September 30, 2018, we recorded a contra-revenue charge of $6.3 million as a result of the Ticketfly cyber incident. Without this item, our revenue growth would have been $22.1 million or 10.0% in the nine months ended September 30, 2019 compared to the same period in 2018.
Net revenue per paid ticket was $3.03 in the nine months ended September 30, 2019 compared to $3.06 in the nine months ended September 30, 2018.
Cost of net revenue

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Cost of net revenue	$94,936	$89,424	$5,512	6.2%
Percentage of total net revenue	38.9%	41.5%
Gross margin	61.1%	58.5%
The increase in cost of net revenue during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to an increase in payment processing costs of $7.2 million driven by paid ticket volume growth and increases in platform operations and hosting costs of $1.1 million and allocated customer support cost of $2.1 million. These increases were offset by a decrease in the amortization of acquired developed technology of $8.4 million, primarily as a result of the Ticketfly acquired developed technology becoming fully amortized in the fourth quarter of 2018.

Operating expenses
Product development

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Product development	$46,461	$32,671	$13,790	42.2%
Percentage of total net revenue	19.0%	15.1%
Product development expense increased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to increased personnel costs of $12.1 million, including $3.5 million of stock-based compensation, resulting from organic hiring efforts as we continue to invest in the people driving innovation on our platform.
Sales, marketing and support

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Sales, marketing and support	$75,986	$63,415	$12,571	19.8%
Percentage of total net revenue	31.1%	29.4%
Sales, marketing and support expenses increased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to increased creator-related expenses of $7.5 million, of which $4.0 million relates to a single cancelled event for which we issued refunds for the face value of tickets on behalf of the creator. We also incurred increased direct and discretionary marketing expenses of $2.4 million and increased professional services and contractor expenses of $1.0 million in the nine months ended September 30, 2019 compared to the same period in 2018.
General and administrative

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
General and administrative	$74,337	$59,551	$14,786	24.8%
Percentage of total net revenue	30.4%	27.6%
General and administrative expenses increased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 as a result of several factors. We recorded $8.3 million of sales tax reserve reversals due to state settlements and a cumulative reserve remeasurement in the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we recorded higher impairment charges of creator upfront payments of $4.1 million compared to the same period of 2018. Personnel-related costs, including stock-based compensation, increased by $2.2 million in the nine months ended September 30, 2019 compared to the same period in 2018.
During the nine months ended September 30, 2019, we recorded $4.4 million in consulting fees as a result of short-term actions designed to improve operating efficiencies and better support our long-term growth strategy.
Interest expense

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Interest expense	$(5,482)	$(9,399)	$(3,917)	(41.7)%
Percentage of total net revenue	(2.2)%	(4.4)%
The decrease in interest expense during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was driven by lower interest rates on our outstanding debt during the nine months ended September 30, 2019. The WTI Loan Facilities which were outstanding in the nine months ended September 30, 2018 bore interest at a rate higher than the New Term Loans, which were outstanding during the nine months ended September 30, 2019.

In September 2019, we repaid the New Term Loans in full making payments of $62.2 million of principal and $0.8 million of accrued interest and fees, and we terminated the underlying Credit Agreement.
We continue to record interest expense related to our build-to-suit lease accounting for our office lease in San Francisco, California, but those amounts are consistent in the periods presented.
Change in fair value of redeemable convertible preferred stock warrant liability

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Change in fair value of redeemable convertible preferred stock warrant liability	$—	$(9,591)	$(9,591)	(100.0)%
Percentage of total net revenue	—%	(4.4)%
The change in fair value of our redeemable convertible preferred stock warrant liability during the nine months ended September 30, 2018 was due to an increase in the underlying fair value of our redeemable convertible preferred stock from January 1, 2018 to September 20, 2018. In connection with our IPO, which occurred on September 20, 2018, the redeemable convertible preferred stock warrants were automatically exercised into shares of Class B common stock following which the warrants ceased to be outstanding. As a result, there was no change in fair value recorded during the nine months ended September 30, 2019.
Loss on debt extinguishment

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Loss on debt extinguishment	$(1,742)	$(178)	$(1,564)	878.7%
Percentage of total net revenue	(0.7)%	(0.1)%
In September 2019, we repaid the New Term Loans in full making payments of $62.2 million of principal and $0.8 million of accrued interest and fees, and we terminated the underlying Credit Agreement. We recorded a loss on debt extinguishment of $1.7 million during the nine months ended September 30, 2019 related to the write-off of unamortized debt issuance costs.
The loss on debt extinguishment recorded in the nine months ended September 30, 2018 was due to a loss of $17.2 million related to the extinguishment of all outstanding debt under our WTI Loan Facilities in September 2018 offset by a gain of $17.0 million related to the retirement of our outstanding promissory note in March 2018, originally issued in connection with the Ticketfly acquisition.
Other income (expense), net

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Other income (expense), net	$(1,145)	$(1,880)	$735	39.1%
Percentage of total net revenue	(0.5)%	(0.9)%
The decrease in other expense, net during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was driven primarily by increased interest income of $3.6 million, partially offset by a gain of $2.1 million related to the change in fair value of the term loan embedded derivative asset.

Income tax provision (benefit)

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Income tax provision (benefit)	$(946)	$683	$(1,629)	(238.5)%
Percentage of total net revenue	(0.4)%	0.3%

The benefit from income taxes increased $1.6 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was primarily attributable to the change in our year over year taxable earnings mix and the recognition of tax attributes in our non-U.S. subsidiaries.
Liquidity and Capital Resources
As of September 30, 2019, we had cash and cash equivalents of $485.2 million and funds receivable of $44.4 million. Our cash and cash equivalents includes bank deposits and money market funds held by financial institutions and is held for working capital purposes. Our funds receivable represents cash-in-transit from credit card processors that is received to our bank accounts within five business days of the underlying ticket transaction. Collectively, our cash and cash equivalents and funds receivable balances represent a mix of cash that belongs to us and cash that is due to the creator. The amount due to creators, which was $367.3 million as of September 30, 2019, is captioned on our condensed consolidated balance sheets as accounts payable, creators.
We also make payments to creators to provide the creator with short-term liquidity in advance of ticket sales. These amounts are recovered by us as tickets are sold by the respective creator, and are typically expected to be recovered within 12 months of the payment date. Amounts expected to be recovered within 12 months of the balance sheet date are classified as creator advances, net, and any remaining amounts are classified as creator advances, noncurrent. We maintain an allowance for estimated creator advances that are not recoverable and present the creator advances balance net on our condensed consolidated balance sheets. Creator advances, net was $23.8 million and $21.3 million as of September 30, 2019 and December 31, 2018, respectively and creator advances, noncurrent was $1.0 million and $1.9 million as of September 30, 2019 and December 31, 2018, respectively.
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
In September 2019, the Company elected to prepay the outstanding principal balance of the New Term Loans in its entirety and terminate the New Credit Facilities. The Company paid $63.0 million, which consisted of $62.2 million of outstanding principal and $0.8 million of accrued interest and fees. The Company recorded a loss on debt extinguishment of $1.7 million during the three months ended September 30, 2019 related to the write-off of unamortized debt issuance costs.
We believe that our existing cash, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through debt, equity and equity-linked arrangements.
As of September 30, 2019, approximately 56.6% of our cash was held outside of the United States, which was held primarily on behalf of, and to be remitted to, creators and to fund our foreign operations. We do not expect to incur significant taxes related to these amounts.

Cash Flows
Our cash flow activities were as follows for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net cash provided by (used in):
Operating activities	$42,759	$23,786	$100,491	$72,785
Investing activities	(3,538)	(5,395)	(11,375)	1,439
Financing activities	(52,768)	231,633	(41,101)	244,848
Net increase (decrease) in cash, cash equivalents and restricted cash	$(13,547)	$250,024	$48,015	$319,072
Comparison of Three Months Ended September 30, 2019 and 2018
Cash Flows from Operating Activities
The net cash provided by operating activities of $42.8 million for the three months ended September 30, 2019 was due primarily to a net loss of $30.2 million with adjustments for stock-based compensation expense of $9.9 million, depreciation and amortization of $6.2 million, amortization of creator signing fees of $2.8 million, loss on debt extinguishment of $1.7 million, provision for bad debt and creator advances of $1.6 million and impairment of creator advances and creator signing fees of $1.1 million. Additionally, there was an increase in accounts payable to creators of $44.3 million, an increase in creator signing fees net of $7.3 million, a decrease in prepaid expenses and other current assets of $4.5 million, an increase in other accrued liabilities of $2.9 million, a decrease in funds receivable of $2.2 million and a decrease in creator advances, net of $1.8 million.
The net cash provided by operating activities of $23.8 million for the three months ended September 30, 2018 was due primarily to a net loss of $35.5 million with adjustments for a loss on debt extinguishment of $17.2 million, stock-based compensation expense of $15.0 million, depreciation and amortization of $8.8 million, a change in fair value of redeemable convertible preferred stock warrant liability of $3.5 million, a change in fair value of term loan embedded derivatives of $2.1 million and amortization of creator signing fees of $2.0 million. Additionally, there was an increase in accounts payable to creators of $49.6 million, an increase in funds receivable of $15.2 million, a decrease in accrued taxes of $8.0 million, a decrease in other accrued liabilities of $4.9 million, an increase in creator signing fees net of $4.7 million, an increase in creator advances, net of $2.9 million and an increase in accounts receivable of $1.2 million.
Cash Flows from Investing Activities
The net cash used in investing activities of $3.5 million for the three months ended September 30, 2019 was due to capitalized software development costs of $2.1 million and purchases of property and equipment of $1.4 million.
The net cash used in investing activities of $5.4 million for the three months ended September 30, 2018 was due to $2.2 million net cash used to acquire Picatic, capitalized software development costs of $1.6 million and cash paid for purchases of property and equipment of $1.5 million.
Cash Flows from Financing Activities
The net cash used in financing activities of $52.8 million during the three months ended September 30, 2019 was primarily due to $62.2 million in principal payments on our New Term Loans, partially offset by $9.9 million in proceeds from exercise of stock options.
The net cash provided by financing activities totaled $231.6 million during the three months ended September 30, 2018 and was driven by $244.1 million in proceeds from the completion of our IPO, net of underwriters' discounts and offering costs, $75.0 million in proceeds from drawing funds under our WTI Loan Facility and $3.3 million cash proceeds from stock option exercises. These inflows were offset by $74.2 million in principal payments on our debt obligations, $7.4 million in prepayment penalties resulting from the extinguishment of our WTI Loan Facilities and $9.0 million in taxes paid related to the net share settlement of equity awards.

Comparison of Nine Months Ended September 30, 2019 and 2018
Cash Flows from Operating Activities
The net cash provided by operating activities of $100.5 million for the nine months ended September 30, 2019 was due primarily to a net loss of $55.0 million with adjustments for stock-based compensation expense of $26.8 million, depreciation and amortization of $18.5 million, amortization of creator signing fees of $7.7 million, provision for bad debt and creator advances of $4.0 million, impairment of creator advances and creator signing fees of $3.0 million and a net loss on debt extinguishment of $1.7 million. Additionally, there was an increase in accounts payable to creators of $95.1 million, an increase in creator signing fees, net of $16.5 million, a decrease in funds receivable of $14.3 million, an increase in creator advances, net of $6.7 million, a decrease in prepaid expenses and other current assets of $6.3 million, an increase in other accrued liabilities of $5.6 million, a decrease in accrued taxes of $4.0 million, an increase in accounts receivable of $1.2 million and an increase in accounts payable, trade of $1.1 million.
The net cash provided by operating activities of $72.8 million for the nine months ended September 30, 2018 was due primarily to a net loss of $51.1 million with adjustments for depreciation and amortization of $25.6 million, stock-based compensation expense of $23.2 million, a change in fair value of redeemable convertible preferred stock warrant liabilities of $9.6 million, amortization of creator signing fees of $5.1 million, a change in fair value of term loan embedded derivatives of $2.1 million, impairment of creator advances and creator signing fees of $1.1 million, accretion of term loan costs of $1.6 million and provision for bad debt and creator advances of $1.8 million. Additionally, there was an increase in accounts payable to creators of $79.5 million, increases in creator signing fees, net of $10.9 million and creator advances, net of $5.4 million, a decrease in accrued taxes of $5.1 million, an increase in other accrued liabilities of $4.5 million, an increase in prepaid expenses and other current assets of $2.9 million and an increase in accounts receivable of $2.2 million.
Cash Flows from Investing Activities
The net cash used in investing activities of $11.4 million for the nine months ended September 30, 2019 was due to capitalized software development costs of $6.4 million and purchases of property and equipment of $5.0 million.
The net cash provided by investing activities of $1.4 million for the nine months ended September 30, 2018 was due to $11.6 million net cash provided from the Ticketea acquisition in April 2018 and Picatic acquisition in August 2018, partially offset by capitalized software development costs of $5.9 million and $4.2 million paid for purchases of property and equipment.
Cash Flows from Financing Activities
The net cash used in financing activities of $41.1 million during the nine months ended September 30, 2019 was primarily due to $73.6 million in principal payments on our New Term Loans, partially offset by $32.8 million in proceeds from exercise of stock options and $2.2 million in proceeds from issuance of common stock under the ESPP.
The net cash provided by financing activities of $244.8 million during the nine months ended September 30, 2018 was due primarily to $244.1 million in aggregate proceeds from the completion of our IPO, net of underwriters' discounts and offering costs, $120.0 million in proceeds from drawing funds under our WTI Loan Facility and $7.5 million in cash proceeds from exercise of stock options, partially offset by principal payments on debt obligations of $109.7 million, $9.0 million in taxes paid related to the net share settlement of equity awards and $7.4 million in prepayment penalties resulting from the extinguishment of our WTI Loan Facilities.
Concentrations of Credit Risk
As of September 30, 2019 and December 31, 2018, there were no customers that represented 10% or more of our accounts receivable balance. There were no customers that individually exceeded 10% of our net revenue during the three or nine months ended September 30, 2019 and 2018.

Contractual Obligations and Commitments
In September 2019, the Company elected to prepay the outstanding principal balance of the New Term Loan in its entirety and terminate the New Credit Facilities. The Company paid $63.0 million, which consisted of $62.2 million of debt principal and $0.8 million of accrued interest and fees. As of September 30, 2019, the Company has no outstanding debt.
Our principal commitments consist of capital commitments to creators, rental payments under our build-to-suit lease, operating leases, purchase commitments and capital leases.
The following table summarizes our commitments to settle contractual obligations as of September 30, 2019 (in thousands):

	Payments due by Period
	Total	Less than 1 year	Between 1-3 years	Between 3-5 years	More than 5 years
Future creator signing fees and creator advances	$41,850	$20,427	$17,402	$4,021	$—
Build-to-suit lease obligation	4,070	2,492	1,578	—	—
Operating leases	18,544	3,948	6,764	4,963	2,869
Sublease income	(6,474)	(4,174)	(2,300)	—	—
Capital Leases	557	289	268	—	—
Purchase commitments	4,875	3,875	1,000	—	—
Total	$63,422	$26,857	$24,712	$8,984	$2,869
Future Creator Signing Fees and Creator Advances
Creator signing fees and creator advances represent contractual amounts paid in advance to customers pursuant to event ticketing and payment processing agreements. Certain of our contracts include terms where future payments to creators are committed to as part of the overall ticketing arrangement.
Lease Commitments
We have entered into various non-cancelable leases for certain offices with contractual lease periods expiring between 2019 and 2028. In 2014, we undertook a series of structural improvements to the floors that we occupied in our corporate headquarters in San Francisco. As a result of the requirement to fund construction costs and due to certain structural improvements that were made by us, we were considered the deemed owner of the leased floors for accounting purposes. Due to the presence of a standby letter of credit as a security deposit, we were deemed to have continuing involvement after the construction period. As such, we accounted for this arrangement as owned real estate. Legally, we do not own the floors that we have leased in the building, the property owner owns the floors. However, accounting rules require that we record an imputed financing obligation for our obligation to the legal owners as well as an asset for the fair value of the leased floors. Under these accounting rules, our monthly rental payments are allocated to (1) interest expense, (2) ground rent expense and (3) a reduction of the principal of the imputed financing obligation. We recorded interest expense related to this financing obligation of $0.8 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively, and $2.5 million and $2.6 million for the nine months ended September 30, 2019 and 2018, respectively. The lease financing obligation was $27.6 million and $28.5 million as of September 30, 2019 and December 31, 2018, respectively, and the net book value of the asset as of those dates was $27.3 million and $28.1 million, respectively. See Note 12 to our unaudited condensed consolidated financial statements for additional details.
Purchase Commitments
Purchase commitments represent future minimum contractual amounts due under a non-cancelable agreement related to Amazon Web Services cloud computing services.
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements and did not have any such arrangements during 2018 or during the nine months ended September 30, 2019.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
Interest expense related to our outstanding debt as of September 30, 2019 is related to fixed rate debt and interest expense related to the build-to-suit lease and is not sensitive to movements in interest rates. A 10% increase or decrease in interest rates would not have a material effect on our interest expense.
Foreign Currency Risk
Many of our event creators live or operate outside the United States, and therefore we have significant ticket sales denominated in foreign currencies, most notably the British Pound, Euro, Canadian Dollar, Australian Dollar, Brazilian Real and Argentinian Peso. Currency exchange rates could negatively affect net revenue growth for events that are not listed in U.S. dollars and could also reduce the demand for U.S. dollar denominated events from attendees outside of the United States. Because the functional currency of our foreign subsidiaries is the U.S. dollar, fluctuations due to changes in currency exchange rates cause us to recognize transaction gains and losses in our statement of operations. A 10% increase or decrease in current exchange rates would not have a material impact on our consolidated results of operations.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Beginning on April 15, 2019, purported stockholders of our company filed two putative securities class action complaints in the United States District Court for the Northern District of California, and three putative securities class action complaints in the Superior Court of California for the County of San Mateo, against the Company, certain of our executives and directors, and our underwriters for the IPO. Some of these actions also name as defendants venture capital firms that were investors in the Company as of the IPO.
On August 22, 2019, the federal court consolidated the two pending actions and appointed lead plaintiffs and lead counsel. The consolidated federal case is entitled In re Eventbrite, Inc. Securities Litigation, 5:19-cv-02019-EJD (the Federal Action). On October 11, 2019, the lead plaintiffs in the Federal Action filed their amended consolidated complaint. The amended complaint generally alleges that the Company misrepresented and/or omitted material information in our IPO offering documents, in violation of the Securities Act of 1933. The amended complaint also challenges public statements made after the IPO in violation of the Securities Exchange Act of 1934. The amended complaint seeks unspecified monetary damages and other relief on behalf of investors who purchased our common stock issued pursuant and/or traceable to the IPO offering documents, or between September 20, 2018 and May 1, 2019, inclusive. The hearing on the defendants' motion to dismiss is set for March 26, 2020.
On June 24, 2019, the state court consolidated two state actions pending at that time. The consolidated state case is entitled In re Eventbrite, Inc. Securities Litigation, Lead Case No, 19-CIV-02798 (the State Action). On July 24, 2019, the two plaintiffs in the State Action filed a consolidated complaint. The consolidated complaint generally alleges that the Company misrepresented and/or omitted material information in our IPO offering documents, in violation of the Securities Act of 1933. The amended complaint seeks unspecified monetary damages and other relief on behalf of investors who purchased our common stock issued pursuant and/or traceable to the IPO offering documents. On August 23, 2019, defendants filed demurrers to the consolidated complaint. A third state-court action was filed on August 23, 2019. On September 11, 2019, that complaint was consolidated into the operative complaint filed on July 24, 2019, and the court ordered that the arguments in defendants’ pending demurrers would apply to that newly filed complaint. At the hearing on defendants’ demurrers on November 1, 2019, the court sustained the demurrer with leave to amend. The deadline for an amended complaint is January 10, 2020.
We believe that these actions are without merit and intend to vigorously defend them. We cannot predict the outcome of or estimate the possible loss or range of loss from the above described matters.
On July 16, 2019, the Company filed two complaints in the United States District Court for the Northern District of California, entitled Eventbrite, Inc. v. MF Live, Inc., et al., 3:19-CV-04084 and Eventbrite, Inc. v. Fab Loranger et al., 3:19-CV-04083 (collectively, the Roxodus Lawsuits). The Roxodus Lawsuits arise out of MF Live’s (MFL) cancellation of the Roxodus music festival in Ontario, Canada and subsequent refusal to issue refunds to ticket buyers.  The Company provided ticketing and payment processing services for the event, and pursuant to a written contract with MFL, was authorized to issue refunds totaling $4.0 million to ticket buyers bought under the Company’s platform. Accordingly, the Roxodus Lawsuits assert claims against the defendants for breach of contract, breach of the implied covenant of good faith and fair dealing, and actual and constructive fraudulent transfers.  The Company is investigating whether grounds exist to assert additional claims.
The Roxodus Lawsuits are in their early stages and the Company cannot predict the likelihood of success of either.
MFL has filed for bankruptcy in Canada, calling into question whether and to what extent it could satisfy a judgment.  The Company intends to monitor and participate in the bankruptcy process pursuant to its rights under Canadian law, and the Company’s investigation of the assets held by and/or on behalf of MFL, Loranger, and the other defendants is ongoing.
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

We may further expand into markets outside of the United States and if we do not manage the risks of international expansion effectively, our business and results of operations could be harmed. Furthermore, our expansion into jurisdictions where we have limited operating experience may subject us to increased business and economic risks that could harm our business and our results of operations.
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
Despite our experience operating internationally, future expansion efforts into new countries may not be successful. Our international expansion has placed, and any future international growth may increasingly place, a significant strain on our management, customer service, product development, sales and marketing, administrative, financial and other resources. We cannot be certain that the investment and additional resources required in expanding our international operations will be successful or produce desired levels of revenue or profitability in a timely manner, or at all. Furthermore, certain international markets in which we operate have lower margins than more mature markets, which could have a negative impact on our margins as our revenue from these markets grows over time.
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
We partner with third-party vendors to support EPP. For example, in September 2017, we announced a partnership with Square where Square would become our primary online payment processing partner for EPP in the United States, Canada, Australia, the United Kingdom as well as any new territories Square enters into over-time. Square was also intended to become our exclusive payment processing partner for all of our point-of-sale solutions in those same territories. However, we recently decided to reevaluate the scope of our partnership with Square. Our costs for payment processing may have increased using Square due to higher direct costs of development and implementation and fee structure. We plan to continue working with our other third-party vendors who support EPP, and we do not intend to find another partner to replace Square in the near-term. Our costs for payment processing may increase with a new partner due to higher direct costs of development and implementation and fee structure.
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
In addition, the occurrence and threat of extraordinary events, such as terrorist attacks, mass-casualty incidents, public health concerns, natural disasters or similar events, or loss or restriction of individuals’ rights to assemble may deter creators from producing large events and substantially decrease the attendance at live events. For example, in January 2017, five people were killed at a music festival in Mexico ticketed by us, and in July 2019, four people were killed at a community festival in Gilroy, California, which was ticketed by us. Terrorism and security incidents, military actions in foreign locations and periodic elevated terrorism alerts have increased public concerns regarding air travel, military actions and national or local catastrophic incidents. These concerns have led to numerous challenging operating factors at live events, including additional logistics for event safety and increased costs of security. These challenges may impact the creator and attendee experience, lead to fewer events by creators and as a result may harm our results of operations.
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
Our results of operations may be affected by the outcome of pending and future litigation, claims, investigations, legal and administrative cases and proceedings, whether civil or criminal, or lawsuits by governmental agencies or private parties. For example, beginning on April 15, 2019, purported stockholders of our company filed putative securities class action against Eventbrite, certain of our executives and directors, and our underwriters for the IPO, on behalf of a putative class of persons who purchased or acquired Eventbrite securities traceable to our IPO and/or who purchased or acquired Eventbrite securities between September 20, 2018 and May 1, 2019, inclusive. These actions allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 based on alleged material misrepresentations and/or omissions in our IPO offering documents and subsequent statements. The actions seek unspecified monetary damages and other relief. Regardless of whether or not there is merit to the claims underlying this class action, any similar future litigation, or any other legal proceedings to which we are subject, and regardless of whether or not we are found as a result of such proceedings to have violated any applicable laws, such proceedings can be expensive to defend or respond to, could result in substantial costs and diversion of management's attention and resources, which could harm our business, and potentially could cause substantial and irreparable harm to our public reputation. Moreover, if the results of these legal proceedings are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have an adverse effect on our business, results of operations, financial condition and reputation. Further, our liability insurance coverage may not be sufficient to satisfy, or may not cover, any expenses or liabilities that may arise. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-

party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, results of operations and financial condition.

Our business could be adversely affected by changes in laws or regulations relating to privacy, data protection or the protection or transfer of personal data, or any actual or perceived failure by us to comply with such laws and regulations.
Our business will be subject to the California Consumer Privacy Act (CCPA) when it goes into effect January 1, 2020. Once effective, the CCPA will give California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. The CCPA and other changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, could greatly increase the cost of providing our solutions, require significant changes to our operations or even prevent us from providing certain solutions in certain jurisdictions. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

Sales of substantial amounts of our Class A common stock in the public markets, or the perception that sales might occur, could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. As of September 30, 2019, we had 57,253,565 shares of Class A common stock outstanding and 27,118,536 shares of Class B common stock outstanding.
Sales of our common stock may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
In connection with an asset purchase agreement entered into on July 9, 2019, we issued 369,140 shares of our Class A common stock to the three sellers of the assets included in the asset purchase agreement. The shares issued in connection with the asset purchase agreement are restricted and subject to certain forfeiture conditions.
The issuance of shares of the Company’s Class A common in connection with the acquisition is in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) representations obtained from the stockholders of the acquired company with respect to their status as accredited investors, (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the book entry entitlements reflecting the securities coupled with investment representations obtained from the stockholders of the acquired company being issued Class A common stock of Eventbrite.

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

Item 6. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	August 28, 2018
3.2	Amended and Restated Bylaws.	S-1/A	3.4	August 28, 2018
4.1	Form of Class A Common Stock Certificate.	S-1/A	4.1	September 7, 2018
10.1	Offer Letter, dated August 7, 2019, by and between the Registrant and Charles Baker.	8-K	10.1	August 8, 2019
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Eventbrite, Inc.

November 7, 2019	By:	/s/ Julia Hartz
Julia Hartz
Chief Executive Officer
(Principal Executive Officer)

November 7, 2019	By:	/s/ Charles Baker
Charles Baker
Chief Financial Officer
(Principal Financial Officer)

November 7, 2019	By:	/s/ Shane Crehan
Shane Crehan
Chief Accounting Officer
(Principal Accounting Officer)