Form 10-K
period 2019-12-31
Eventbrite, Inc.
filed 2020-03-02
CIK 1475115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K
____________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Class A Common Stock, $0.00001 par value per share	EB	New York Stock Exchange LLC
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the New York Stock Exchange on such date was approximately $773.8 million.
As of February 15, 2020, 62,678,001 shares of the registrant's Class A common stock and 23,666,083 shares of the registrant's Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates information by reference from the definitive Proxy Statement to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2019.

EVENTBRITE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "appears," "shall," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about our future financial performance, including our revenue, costs of revenue and operating expenses; our anticipated growth and growth strategies and our ability to effectively manage that growth; our ability to achieve and grow profitability; the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs; our ability to maintain the security and availability of our platform; our predictions about industry and market trends; our ability to attract and retain creators; our ability to successfully expand internationally; our ability to maintain, protect and enhance our intellectual property; our ability to attract and retain qualified employees and key personnel; our ability to comply with modified or new laws and regulations applying to our business; our ability to successfully defend litigation brought against us; and the increased expenses associated with being a public company.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties, and other factors, including those described in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K. You should not rely upon forward-looking statements as predictions of future events.

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

PART I
Item 1. Business
Overview
We founded Eventbrite to bring the world together through live experiences. We believe live experiences are fundamental to fulfilling a human desire to connect. Our Company serves creators―the people who bring others together to share their passions, artistry and causes through live experiences―and we empower their success.
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
We succeed when our creators succeed. Our business model is simple: we charge creators on a per-ticket basis when an attendee purchases a paid ticket for an event. We grow with the creators as they plan, promote and produce more events and grow attendance. In 2019, we helped more than 949,000 creators issue approximately 309 million free and paid tickets to approximately 4.7 million events in over 180 countries.
Our platform meets the complex needs of creators through a modular and extensible design. It can be accessed from Eventbrite.com, our mobile apps and through other websites. This modularity facilitates product development and allows third-party developers to integrate features and functionality from Eventbrite into their environment. Our platform also allows developers to seamlessly integrate services from third-party partners such as Salesforce, Facebook and HubSpot. Importantly, we have designed our platform to produce consistent and reliable performance, and to handle both surges in traffic and transaction volume associated with high-demand on-sales and the load associated with supporting millions of events each year. This approach gives creators a platform that can scale to their needs, offering everything from basic registration and ticketing to a fully-featured event management platform.
This platform approach has allowed us to pioneer a powerful business model that drives our go-to-market strategy and allows us to efficiently serve a large number and variety of creators. We attract creators to our platform through multiple means, including prior experience as attendees, word of mouth from other creators, in search engine results, the ability to try our platform through free events and our library of content. More than 98% of creators who used our platform in 2019 signed themselves up for Eventbrite, and in 2019, we derived 51% of our net revenue from these creators. We augment this model with a highly-targeted sales team that focuses on acquiring creators with events in specific categories or countries. Substantially all of our creators create and manage events without the need for human service or support.
Our Growth Strategy
We plan to strategically grow our business by attracting new creators to our event enablement platform and retaining creators as they succeed. We design our platform to serve the needs of creators first with the goal of providing creators with an efficient, easy to use and reliable technology platform to plan, promote and manage live events. To reach new creators, we plan to capitalize on creators’ experiences as attendees, word of mouth from other creators, our prominence across the live events landscape and our presence in search engine results, as well as targeted marketing and outbound sales. To attract and retain creators to use our platform, we provide the ability to use our platform for free events and access our library of content, add capabilities to better serve specific event categories and countries, introduce complementary offerings to augment creator revenue and selectively acquire businesses focused on serving creators.
Our Technology Platform
We have a versatile platform that can support the needs of a wide variety of event creators. Our platform features a broad assortment of event planning and management capabilities with a simple user interface. The vast majority of creators are able to use our platform in a self-service manner without training, support or professional services, which reduces the time and effort necessary to produce live experiences.

Our platform’s cloud-based architecture supports a modular and extensible design that facilitates product development and innovation by our internal development teams, our external partners and a broad developer ecosystem. We strive to maintain consistent platform performance and site uptime in spite of significant variations in the load placed upon our platform at different points in time. As a result, our platform’s transactional capabilities are reliable and scalable. Further, our platform analytics and insights allow creators to make real-time decisions that directly impact attendance, revenue, profitability, the attendee experience and operational efficiency for the creator.
We invest substantial resources in product development to enhance our platform and develop new products and features. In 2019, 2018 and 2017, product development expenses were 19.6%, 15.8% and 15.2% of net revenue, respectively.
Packages
We offer alternative pricing packages in order to be able to meet the varying needs of creators who come to our platform. We offer three different pricing packages with corresponding levels of features to provide flexibility for each creator: Essentials, Professional and Premium. To help drive the growth of our business, we periodically adjust the pricing and components of our packages.
Our People
Our mission is to bring the world together through live experiences, and we like to think about working at Eventbrite as the ultimate live experience, which we refer to as the “Briteling Experience.”
We support a global workforce, with 12 offices in 10 countries, serving creators across the world. We maintain operations in the United States, Argentina, Australia, Brazil, Canada, Germany, Ireland, the Netherlands, Spain and the United Kingdom.
As of December 31, 2019, we had a total of 1,140 employees, of which 1,111 were full-time employees and 29% of our total employees were located at our headquarters in San Francisco, California.
Competition
The market for event management solutions is highly fragmented and is impacted by shifting creator and attendee needs and changing technology and consumer trends. We also compete with internally-developed systems. This competitive landscape provides creators and attendees with many channels to promote or engage with live experiences.
We believe that our competitors fall into two broad groups: event management software vendors, who are typically dedicated to a particular category of events in a limited number of countries, and smaller niche or regional providers, who are typically smaller in scale and have limited technology and feature functionality.
Intellectual Property
We protect our intellectual property through a combination of trademarks, domain names, copyrights, trade secrets and patents, as well as contractual provisions and restrictions governing access to our proprietary technology.
We registered “Eventbrite” as a trademark in the United States, Australia, Argentina, Brazil, Canada, China, the European Union, Germany, Ireland, the Netherlands, Mexico, Spain, the United Kingdom and certain other jurisdictions. We also have filed other trademark applications in the United States, Argentina, Australia, Brazil, Canada, Germany, Ireland, the Netherlands, Spain, the United Kingdom and certain other jurisdictions, and will pursue additional trademark registrations to the extent we believe it would be beneficial and cost effective.
As of December 31, 2019, we had 13 issued patents, which expire between 2031 and 2032, and two patent applications pending in the United States. These patents and patent applications seek to protect proprietary inventions relevant to our business. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.
We are the registered holder of a variety of domain names that include “Eventbrite” and similar variations.

Regulatory
We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations involve privacy, data protection, intellectual property, competition, consumer protection, ticketing, payments, export taxation or other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. Because global laws and regulations have continued to develop and evolve rapidly, it is possible that we may not be, or may not have been, compliant with each such applicable law or regulation.
Information about Geographic Revenue
Information about geographic revenue is set forth in Note 16 of our Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Corporate Information
Eventbrite, Inc. was incorporated in Delaware in March 2008. Our corporate headquarters are located at 155 5th Street, 7th Floor, San Francisco, California 94103. Our website address is www.eventbrite.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K.
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
The contents of the websites referenced in this Annual Report on Form 10-K are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to these websites are intended to be inactive textual references only.

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
Our success depends on our ability to attract new creators and retain existing creators. We may fail to attract new creators and retain existing creators due to a number of factors outlined in this section, including:

•	our ability to maintain and continually enhance our platform and provide services that are valuable and helpful to creators, including helping them to attract and retain attendees;
•	competitive factors, including the actions of new and existing competitors in our industry, such as competitors buying exclusive ticketing rights or entering into or expanding within the market in which we operate;
•	our ability to convince creators to migrate to our platform from their current practices, which include online ticketing platforms, venue box offices and do-it-yourself spreadsheets and forms;
•	changes in our relationships with third parties, including our partners, developers and payment processors, that make our platform less effective for and attractive to creators;
•	the quality and availability of key payment and payout methods;
•	our ability to manage fraud risk that negatively impacts creators; and
•	our ability to adapt to changes in market practices or economic incentives for creators, including larger or more frequent signing fees.
If we are unable to effectively manage these risks as they occur, creators may seek other solutions and we may not be able to retain them or acquire additional creators to offset any such departures, which would harm our business, results of operations and financial condition. Furthermore, the loss of creators and our inability to replace them with new creators and events of comparable quality and standing would harm our business, results of operations and financial condition.
We have a history of losses and we may not be able to generate sufficient revenue to achieve and maintain profitability.
We incurred net losses of $68.8 million, $64.1 million and $38.5 million in 2019, 2018 and 2017, respectively. Our net revenues were $326.8 million, $291.6 million and $201.6 million in 2019, 2018 and 2017, respectively. This represents a 12.1% growth rate from 2018 to 2019 and a 44.7% growth rate from 2017 to 2018. We expect that our revenue growth rate will fluctuate and may decline in the future as a result of a variety of factors, including a reduction in revenue contributed from acquisitions in a particular period. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We also expect our costs to increase in future periods as we continue to expend substantial financial resources on technology infrastructure, product and services development and enhancement, international expansion and localization efforts, business development and acquisitions, sales and marketing and general administration, including legal and accounting expenses. These investments may not result in increased revenue or growth in our business. If we are unable to maintain adequate revenue growth and to manage our expenses effectively, we may incur significant losses in the future and may not be able to achieve and maintain profitability. As a result, we may continue to generate losses and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to maintain profitability.
Factors adversely affecting the live event market could impact our results of operations.
We help creators organize, promote and sell tickets and registrations to a broad range of events. Our business is directly affected by the success of such events and our revenue is impacted by the number of events, types of events and ticket prices of events produced by creators. Adverse trends in one or more event industries could adversely affect our business. A decline in attendance at or reduction in the number of events may have an adverse effect on our revenue and operating income.

Our business depends on discretionary consumer and corporate spending. During periods of economic slowdown and recession, consumers have historically reduced their discretionary spending. The impact of economic slowdowns on our business is difficult to predict, but they may result in reductions in ticket and registration sales and our ability to generate revenue. Many factors related to discretionary consumer and corporate spending, including employment, fuel prices, interest and tax rates and inflation, can adversely impact our results of operations.
In addition, the occurrence and threat of extraordinary events, such as terrorist attacks, mass-casualty incidents, public health concerns and epidemics, natural disasters or similar events, or loss or restriction of individuals’ rights to assemble, may deter creators from producing large events and substantially decrease the attendance at live events. For example, in January 2017, five people were killed at a music festival in Mexico ticketed by us, and in July 2019, four people were killed at a community festival in Gilroy, California, which was ticketed by us. Terrorism and security incidents, military actions in foreign locations and periodic elevated terrorism alerts have increased public concerns regarding air travel, military actions and national or local catastrophic incidents. These concerns have led to numerous challenging operating factors at live events, including additional logistics for event safety and increased costs of security. These challenges may impact the creator and attendee experience and lead to fewer events by creators and as a result may harm our results of operations.
The recent outbreak of the coronavirus in China has spread to other countries, including the United States, and efforts to contain the spread of this coronavirus have intensified. The outbreak and any preventative or protective actions that governments, other third parties or we may take in respect of the coronavirus may result in a period of business disruption and reduced operations. A number of major events and conferences have been cancelled due to the coronavirus, and increased numbers of live event cancellations and reduced attendance rates at live events are likely to occur. We are seeing early evidence of event cancellations on the Eventbrite platform.The extent to which the coronavirus impacts our results will depend on future developments, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.
Furthermore, adverse weather and climate conditions could impact the success of an event and disrupt our operations in any of our offices or the operations of creators, third-party providers, vendors or partners. Climate change is expected to continue to cause adverse weather conditions and natural disasters to become more frequent and less predictable. If an event is cancelled due to weather, attendees may expect and may be entitled to a refund, which may harm our results of operations and those of creators.
Accordingly, any adverse condition could lead to unsatisfied attendees that require refunds or chargebacks or increase the complexity and costs for creators and us, which will harm our business, results of operations and financial condition.
If we do not continue to maintain and improve our platform or develop successful new solutions and enhancements or improve existing ones, our business will suffer.
Our ability to attract and retain creators depends in large part on our ability to provide a user-friendly and effective platform, develop and improve our platform and introduce compelling new solutions and enhancements. Our industry is characterized by rapidly changing technology, new service and product introductions and changing demands of creators. We spend substantial time and resources understanding creators’ needs and responding to them. Building new solutions is costly and complex, and the timetable for commercial release is difficult to predict and may vary from our historical experience. In addition, after development, creators may not be satisfied with our enhancements or perceive that the enhancements do not adequately meet their needs. The success of any new solution or enhancement to our platform depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with our platform, creator awareness and overall market acceptance and adoption. If we do not continue to maintain and improve our platform or develop successful new solutions and enhancements or improve existing ones, our business, results of operations and financial condition could be harmed.
Our software is highly complex, and we have in the past, and may in the future, discover previously undetected errors.
The software underlying our platform is highly complex, and we have in the past, and may in the future, detect previously undetected errors or vulnerabilities, some of which may only be discovered after the code has been used in a production environment to deliver products and services. Any real or perceived errors, failures, bugs or other vulnerabilities discovered in our code could result in negative publicity and damage to our reputation, loss of creators and attendees, loss of or delay in market acceptance of our platform, loss of competitive position, loss of revenue or liability for damages, overpayments and/or underpayments, any of which could harm the confidence of creators and attendees on our platform, our business, results of operations and financial condition. In such an event, we may be required or may choose to expend additional resources in order to help correct the problem. Because creators use our platform for processes that are critical to their businesses, errors, failures or bugs in our code have resulted, and could in the future result, in creators seeking significant compensation from us for any losses they suffer and/or ceasing conducting business with us altogether. There can be no assurance that provisions typically included in our agreements with creators that attempt to limit our exposure to claims would be enforceable or adequate or would otherwise protect us from liabilities or damages with respect to any particular claim. Even if unsuccessful, a claim brought against us by any creators would likely be time-consuming and costly to defend and could harm our business, results of operations and financial condition.
Any significant system interruption or delays could damage our reputation, result in a potential loss of creators and adversely impact our business.
Our ability to attract and retain creators depends on the reliable performance of our technology, including our websites, applications, information and related systems. System interruptions, slow-downs and a lack of integration and redundancy in our information systems and infrastructure may adversely affect our ability to operate our technology, handle sales for high-demand events, process and fulfill transactions, respond to creator and attendee inquiries and generally maintain cost-efficient operations.
We also rely on affiliate and third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in our systems and infrastructures, our businesses, our affiliates’ and/or third-party systems we use, or deterioration in the performance of these systems and infrastructures, could impair our ability to provide services, fulfill orders and/or process transactions. We have experienced, and may in the future experience, occasional system interruptions caused by outages by our partners that made, or may make, some or all systems or data unavailable or prevented, or may prevent, us from efficiently providing services or fulfilling orders. For example, in October 2019, our homepage experienced an outage for approximately 6.4 hours which did not have a material impact on the Company but which may have reduced consumer trust in our platform.
We outsource our cloud infrastructure to Amazon Web Services (AWS), which hosts our platform, and therefore we are vulnerable to service interruptions at AWS, which could impact the ability of creators and attendees to access our platform at any time, without interruption or degradation of performance. Our customer agreement with AWS will remain in effect until terminated by AWS or us. AWS may terminate the agreement by providing 30 days’ prior written notice and may, in some cases, terminate the agreement immediately for cause upon notice. In the event that our AWS service agreements are terminated, or there is a lapse of service, interruption of Internet service provider connectivity or damage to such facilities, we could experience interruptions in access to our platform as well as delays and additional expense in arranging new facilities and services. For example, we previously experienced interruptions in performance of our platform because of a hardware error that AWS experienced. We may also incur significant costs for using an alternative cloud infrastructure provider or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use.
In addition, fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, natural disasters and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructures at any time. Any of these events could cause system interruptions, outages, delays and loss of critical data, and could prevent us from providing services, fulfilling orders and/or processing transactions. Our headquarters are located in the San Francisco Bay Area, an area subject to earthquakes and other seismic activity. While we have backup systems for certain aspects of our operations, disaster recovery planning by its nature cannot be sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.
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
Our platform and solutions are accessed by a large number of creators and attendees often at the same time. As we continue to expand the number of creators and attendees and solutions available to creators and attendees, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. Furthermore, capacity constraints could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks. In addition, the failure of AWS cloud infrastructure or other third-party Internet service providers to meet our capacity requirements could result in interruptions or delays in access to our platform or impede our ability to scale our operations. The occurrence of any of these events could harm our business, results of operations and financial condition.
We may pay up front creator signing fees and creator advances to certain creators when entering into exclusive ticketing or services agreements and if these arrangements do not perform as we expect, our business, results of operations and financial condition may be harmed.

We may pay one-time, up front non-recoupable or recoupable signing fees to certain creators in order to incentivize them to organize certain events on our platform or obtain exclusive rights to ticket their events. These payments are common practice in certain segments of the ticketing industry and are typically made to a creator upon entering into a multi-year exclusive ticketing or service contract with us. The multi-year exclusive arrangements that we entered into between 2014 and 2019 had an average term of 37 months and were typically for exclusive ticketing rights. A creator who receives a non-recoupable fee, which we refer to as creator signing fees, net, keeps the entire signing fee, so long as the creator complies with the terms of the creator’s contract with us, including performance of an event. If a creator does not comply with the terms of the contract or perform an event, generally the creator is obligated to repay the fees to us. Creator signing fees, net, including noncurrent balances, were $26.3 million and $17.0 million as of December 31, 2019 and 2018, respectively, and, as of December 31, 2019, these payments are being amortized over a weighted-average remaining life of 3.5 years on a straight-line basis.
For recoupable fees, which we refer to as creator advances, we are entitled to recoup the entire advance by withholding all or a portion of the ticket sales sold by the creator to whom the advance was previously paid. Creator advances, net, including noncurrent balances, were $23.2 million and $23.1 million as of December 31, 2019 and 2018, respectively. We pay these advances based on the expectations of future ticket sales on our platform by such creators. We make the decision to make these payments based on our assessment of the past success of the creator, past event data, future events the creator is producing and other financial information. We include commercial and legal protections in our contracts that may include signing fees, such as issuing the advance only after the creator begins selling tickets on our platform and requiring a third-party to guarantee the obligations and liabilities of the creator receiving such a payment, to mitigate the financial risk of making these payments. However, event performance may vary greatly from year-to-year and from event to event. If our assumptions and expectations with respect to event performance prove wrong or if a counterparty defaults or an event is not successful, our return on these advances will not be realized and our business, results of operations and financial condition could be harmed.
Our business may be subject to chargebacks and other losses for various reasons, including due to fraud or unsuccessful or cancelled events. These chargebacks and other losses may harm our results of operations and business.
We have experienced, and may in the future experience, claims from attendees that creators have not performed their obligations or that events did not match their descriptions. These claims could arise from creator fraud or misuse, an unintentional failure of the event or from fraudulent claims by an attendee. We have experienced fraudulent activity on our platform in the past, including fake events in which a person sells tickets to an event but does not intend to hold an event or fulfill the ticket, email spam being sent through our platform, a third party taking over the account of a creator to receive payments owed to such creator or orders placed with fraudulent or stolen credit card data and other erroneous transmissions. Although we have measures in place to detect and reduce the occurrence of fraudulent activity on our platform, those measures are not always effective. These measures must be continually improved and may not be effective against evolving methods of fraud or in connection with new platform offerings. If we cannot adequately control the risk of fraudulent activity on our platform, it could harm our business, results of operations and financial condition.
We also may experience reversals of payments received by us from payment card networks (known as chargebacks) and losses as a result of advance payment of ticket fees to creators, on whose behalf we collect and process payments of ticket fees. Under our standard terms for creators using Eventbrite Payment Processing (EPP), Eventbrite settles the creator’s share of ticket sales to the creator within five business days after the successful completion of the creator’s event. However, we face increasing requests from creators to settle some or most of their event funds prior to completion of their events because creators need these funds to pay for event related costs such as the venue, marketing, talent and vendors. For qualified creators who apply for such payments, we pass proceeds from ticket sales to the creators prior to the event as we receive the ticket proceeds, subject to certain limitations. We refer to these payments as advance payouts. In 2019, approximately 18% of creators received advance payouts. When we provide advance payouts, we assume some risk that the event may be cancelled, fraudulent, materially not as described or removed from our platform due to its failure to comply with our terms of service or merchant agreement, resulting in significant chargebacks, refund requests and/or disputes between attendees and creators. The terms of our standard merchant agreement obligate creators to repay us for ticket sales advanced under such circumstances. However, we may not be able to recover our losses from these events, and such unrecoverable amounts could equal up to the value of the transaction or transactions settled to the creator prior to the event that is disputed. This amount could be many multiples of the fees we collect from such transaction. For example, in July 2019, an event creator cancelled an event for which we provided ticketing and payment processing services. While not legally obligated, we issued refunds to ticket holders for the face value of tickets totaling $4.0 million. We have filed complaints against the creator and its investors for, among other things, breach of the creator’s written contract with us. We cannot predict the outcome of or estimate the possible recovery or range of recovery from these matters, and we may not be able to recover our losses related to the refunds we made to consumers.
In the case of failure of an entire event or series of events, the volume of transactions charged back or disputed could have an adverse impact on our financial position. We have established processes and risk mitigation measures around advance payouts. However, these advance payouts pose a challenging financial risk, and our standard fraud and risk controls may be ineffective in addressing this risk. Furthermore, we must also strike a balance between these protective measures and the needs of creators for access to their ticket sales proceeds through a convenient and easy process, which many of our competitors provide. If these measures do not succeed, or if we fail to strike the right balance between protective measures and creator needs, our business, results of operations and financial condition may be harmed.
The total write-off from all lost advance payouts and other chargebacks was $13.0 million, $6.1 million and $3.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our failure to manage the risk of advance payouts to creators and to mitigate chargebacks and disputes due to fraud of a creator or otherwise or to recover the resulting losses from creators could harm our business, results of operations and financial condition.
Acquisitions, investments or significant commercial arrangements could result in operating and financial difficulties.
We have acquired or entered into commercial arrangements with a number of businesses in the past. For example, since 2015, we have acquired eight companies, including ticketscript and Ticketfly in 2017 and Ticketea and Picatic in 2018. Our future growth may depend, in part, on future acquisitions, investments or significant commercial arrangements, any of which could be material to our results of operations and financial condition. Financial and operational risks related to acquisitions, investments and significant commercial arrangements that may have an impact on our business include:

•	use of cash resources and the incurrence of debt and contingent liabilities in funding acquisitions may limit other potential uses of our cash, including for retirement of outstanding indebtedness and any future stock repurchases or dividend payments;
•	difficulties and expenses in assimilating the operations, products, data, technology, privacy, data protection systems and information security systems, information systems or personnel of the acquired company;
•	failure of the acquired company to achieve anticipated benefits, revenue, earnings or cash flows or our failure to retain key employees from an acquired company;
•	the assumption of known and unknown risks, debt and liabilities of the acquired company, deficiencies in systems or internal controls and costs associated with litigation or other claims arising in connection with the acquired company;
•	potential accounting charges to the extent intangibles recorded in connection with an acquisition, such as goodwill, trademarks, customer relationships, developed technology or intellectual property, are later determined to be impaired and written down in value;
•	failure to properly and timely integrate acquired companies and their operations, reducing our ability to achieve, among other things, anticipated returns on our acquisitions through cost savings and other synergies;
•	adverse market reaction to acquisitions;
•	failure to consummate such transactions; and
•	other expected and unexpected risks with pursuing acquisitions, including, but not limited to, litigation or regulatory exposure, unfavorable accounting treatment, increases in taxes due, a loss of anticipated tax benefits, costs or delays to obtain governmental approvals, diversion of management’s attention or other resources from our existing business and other adverse effects on our business, results of operations or financial condition.
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

We rely on third-party providers to support our payments system. Over 90% of revenue on our platform is associated with payments processed through our internal payment processing capabilities, called EPP. EPP uses a combination of multiple external vendors to provide a single, seamless payments option for creators and attendees. Beyond EPP, the remainder of creators’ paid ticket sales are processed through linked, creator-owned, third-party accounts, including PayPal and Authorize.net, which we call Facilitated Payment Processing (FPP).
We partner with third-party vendors to support EPP. In September 2017, we announced a partnership with Square where Square would become our primary online payment processing partner for EPP in the United States, Canada, Australia, the United Kingdom as well as any new territories Square entered into over time. Square was also intended to become our exclusive payment processing partner for all of our point-of-sale solutions in those same territories. In November 2019, we decided to reevaluate the scope of our partnership with Square, and our contract with Square was terminated in January 2020. We plan to continue working with our other third-party vendors who support EPP, and we may in the future enter into another payment processing partnership. Our costs for payment processing may increase with a new partner due to higher direct costs of development and implementation and fee structure.
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
We must also continually integrate various payment methods used both within the United States and internationally into EPP. To enhance our acceptance in certain international markets we have in the past adopted, and may in the future adopt, locally-preferred payment methods and integrate such payment methods into EPP, which may increase our costs and also require us to understand and protect against unique fraud and other risks associated with these payment methods. For example, in Brazil we localized our platform to allow the use of boleto bancário (bank slip) as a payment method, and we invested capital and management attention to achieve this. If we are not able to integrate new payment methods into EPP effectively, our business, results of operations and financial condition could be harmed.
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
In addition, payment card networks and payment processing partners could increase the fees they charge us for their services or for an attendee using one of their cards, which would increase our operating costs and reduce our margins. If we are unable to negotiate favorable economic terms with these partners, our business, results of operations and financial condition could be harmed.

Our results vary from quarter-to-quarter and year-to-year. Our results of operations in certain financial quarters or years may not be indicative of, or comparable to, our results of operations in subsequent financial quarters or years.
Our quarterly results of operations have fluctuated significantly in the past due to a variety of factors, many of which are outside of our control and difficult to predict. As a result, it is difficult for us to forecast the level or source of our revenue accurately. Because our results may vary significantly from quarter-to-quarter and year-to-year, our financial results for one quarter or year cannot necessarily be compared to another quarter or year and may not be indicative of our future financial performance in subsequent quarters or years. Period-to-period comparisons of our results of operations may not be meaningful, and you should not rely upon them as an indication of future performance. In addition to other risk factors listed in this “Risk Factors” section, factors that may cause our results of operations to fluctuate include:

•	creator acquisition and retention;
•	new solution introductions and expansions, or challenges with introduction;
•	acquisition of companies and the success, or lack thereof, of migration of such companies’ creators;
•	changes in pricing or packages;
•	the development and introduction of new products or services by us or our competitors;
•	increases in operating expenses that we may incur to grow and expand our operations and to remain competitive;
•	system failures or breaches of security or privacy;
•	changes in stock-based compensation expenses;
•	adverse litigation judgments, settlements or other litigation-related costs;
•	changes in the legislative or regulatory environment, including with respect to privacy or data protection, or enforcement by government regulators, including fines, orders or consent decrees;
•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•	fluctuations in the market values of our portfolio investments and interest rates;
•	changes in our effective tax rate;
•	announcements by competitors or other third parties of significant new products or acquisitions or entrance into certain markets;
•	our ability to make accurate accounting estimates and appropriately recognize revenue for our solutions for which there are no relevant comparable products;
•	changes in accounting standards, policies, guidance, interpretations, or principles; and
•	changes in business or macroeconomic conditions.

In addition, we experience more cash flow generally in the first and third quarters of a fiscal year, and the seasonality of our business could create cash flow management risks if we do not adequately anticipate and plan for periods of decreased activity, which could negatively impact our ability to execute on our strategy, which in turn could harm our business, results of operations and financial condition.

Data loss or security breaches could harm our business, reputation, brand and results of operations.
Security breaches, computer malware and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers or partners. Despite the implementation of security measures, our internal computer systems and those of our third-party service providers and partners are vulnerable to damage from computer viruses, hacking and other means of unauthorized access, denial of service and other attacks, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. In addition to unauthorized access to or acquisition of personal data, confidential information, intellectual property or other sensitive information, such attacks could include the deployment of harmful malware and ransomware, and may use a variety of methods, including denial-of-service attacks, social engineering and other means, to attain such unauthorized access or acquisition or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information. Furthermore, the prevalent use of mobile devices increases the risk of data security incidents. In addition, misplaced, stolen or compromised mobile devices used at events for ticket scanning, or otherwise, could lead to unauthorized access to the device and data stored on or accessible through such device. We have in the past experienced breaches of our security measures, and our platform and systems are at risk for future breaches as a result of third-party action or employee, service provider, partner or contractor error or malfeasance. For example, in June 2018, we publicly announced that a criminal was able to penetrate the Ticketfly website and access certain consumer data, including names, email addresses, shipping addresses, billing addresses and phone numbers. For a short time, we disabled the Ticketfly platform to contain the risk of the cyber incident, which disabled ticket sales through Ticketfly during that period. We have incurred costs related to responding to and remediating this incident and have suffered a loss of revenue for the period during which the Ticketfly platform was disabled. In the year ended December 31, 2018, we recorded $7.0 million for costs associated with this incident, of which $6.7 million was recorded as a reduction to net revenue and $0.3 million was recorded as an operating expense. We also recorded $6.6 million related to insurance proceeds to be received from the Ticketfly incident as a reduction in general and administrative expenses in the year ended December 31, 2018. Such proceeds were a partial reimbursement for accommodations to creators which were recorded as contra revenue. This cyber incident delayed the completion of the integration of Ticketfly, which resulted in extended customer migration time and slower realization of synergies. We may be subject to litigation and experience reputational harm, and have been subject to claims and suffered customer loss, related to this incident. In the future, our financial performance may be impacted further if we face additional costs and expenses from customer compensation and retention incentives, creator loss, regulatory inquiries, litigation and further remediation and upgrades to our security infrastructure. Although we have insurance coverage, our policy may not cover all financial expenses related to this matter.
In addition, our platform involves the storage and transmission of personal information of users of our platform in our facilities and on our equipment, networks and internal or third-party systems. Security breaches could expose us to litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability. User data and corporate systems and security measures may be breached due to the actions of outside parties, employee error or misconduct, malfeasance, a combination of these or otherwise, and, as a result, an unauthorized party may obtain access to our data or data of creators and attendees. Additionally, outside parties may attempt to fraudulently induce employees, creators or attendees to disclose sensitive information in order to gain access to creator or attendee data. We must continuously examine and modify our security controls and business policies to address the use of new devices and technologies, and the increasing focus by users and regulators on controlling and protecting user data. We may need to expend significant resources to protect against and remedy any potential security breaches and their consequences. Any security breach of our platform or systems, the systems or networks of our third-party service providers or partners, or any unauthorized access to information we or our providers and partners process or maintain, could harm our business, results of operations and financial condition.
The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined or other future event and often are not recognized until launched against a target. As a result, we and our third-party service providers and partners may be unable to anticipate these techniques or implement adequate preventative measures. While we have implemented security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures or our third-party service providers’ and partners’ security measures will successfully prevent service interruptions or further security incidents. Although it is difficult to determine what harm may directly result from any specific interruption or breach, any actual or perceived failure to maintain performance, reliability, security and availability of our network infrastructure, or of any third-party networks or systems used or supplied by our third-party service providers or partners, to the satisfaction of creators and attendees may harm our reputation and our ability to retain existing creators and attendees and attract new creators and attendees.

Examples of situations which have in the past and may in the future lead to unauthorized access of data may include:

•	employees inadvertently sending financial information of one creator, attendee or employee to another creator, attendee or employee;
•	employee malfeasance;
•	creators’ failure to properly password protect their leased ticket scanning and site operations devices leaving the data available to anyone using the device;
•	a device stolen from an event and data access, alteration or acquisition occurring prior to our remote wiping of the data;
•	an employee losing their computer or mobile device or otherwise, allowing for access to our email and/or administrative access, including access to guest lists to events;
•	external breaches leading to the circulation of “dark web” lists of user name and password combinations openly vulnerable to attack without immediate detection;
•	a hack of one of our databases;
•	account takeovers;
•	a hack of a third-party service provider’s or partner’s database; and
•	unauthorized access to our offices or other properties.
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
We receive, transmit and store a large volume of personal data and other user data. Numerous federal, state and international laws address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of personal data and other user data. Numerous states already have, and are looking to expand, data protection legislation requiring companies like ours to consider solutions to meet differing needs and expectations of creators and attendees. For example, California enacted the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020. The CCPA establishes a new privacy framework for covered businesses such as ours, and may require us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides new and enhanced data privacy rights to California residents, such as affording consumers the right to opt out of certain sales of personal information and prohibits covered businesses from discriminating against consumers (e.g., charging more for services) for exercising any of their CCPA rights. The CCPA provides for potentially severe statutory penalties, and a private right of action for data breaches resulting from a failure to implement reasonable security procedures and practices. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Moreover, the state of Nevada recently enacted a law that went into force on October 1, 2019 and requires companies to honor consumers’ requests to no longer sell their data. Violators may be subject to injunctions and civil penalties of up to $5,000 per violation.

Outside the United States, personal data and other user data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of information that is collected, processed and transmitted in or from the governing jurisdiction. Foreign data protection, privacy, information security, user protection and other laws and regulations are often more restrictive than those in the United States. In particular, the European Union and its member states traditionally have taken broader views as to types of data that are subject to privacy and data protection laws and regulations, and have imposed greater legal obligations on companies in this regard. For example, the European General Data Protection Regulation (GDPR) became effective May 25, 2018. The GDPR applies to any company established in the European Union as well as to those outside the European Union if they collect and use personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of annual worldwide revenue, whichever is higher. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. For example, the Brazilian General Data Protection Law will impose requirements similar to GDPR on products and services offered to users in Brazil, effective in August 2020. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services, require significant changes to our operations or even prevent us from offering certain services in jurisdictions in which we operate.
We rely on a variety of safeguards to transfer certain personal information outside of the European Economic Area, including the EU-U.S. Privacy Shield Framework (Privacy Shield) and the EU Standard Contractual Clauses (SCCs). Both the Privacy Shield and SCCs are the subject of legal challenges in European courts and may face additional challenges in the future, and the absence of successor safeguards for continued data transfer could require us to create duplicative, and potentially expensive, information technology infrastructure and business operations in Europe or limit our ability to collect and use personal information collected in Europe. In addition, the EU Commission has proposed a new ePrivacy Regulation that would address various matters, including provisions specifically aimed at the use of cookies to identify an individual’s online behavior, and any such ePrivacy Regulation may provide for new compliance obligations and significant penalties. Any of these changes to EU data protection law or its interpretation could disrupt and harm our business.
Further, following the withdrawal of the United Kingdom from the European Union on January 31, 2020, we have to comply with the GDPR and separately the GDPR as implemented in the United Kingdom, each regime having the ability to fine up to the greater of €20 million/ £17 million or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, including how data transfers between European Union member states and the United Kingdom will be treated. These changes may lead to additional compliance costs and could increase our overall risk.
The interpretation and application of many privacy and data protection laws are, and will likely remain, uncertain, and it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or product features. If so, in addition to the possibility of fines, lawsuits and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products, which could harm our business. In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Any inability to adequately address privacy, data protection and data security concerns or comply with applicable privacy, data protection or data security laws, regulations, policies and other obligations could result in additional cost and liability to us, damage our reputation, inhibit sales and harm our business.
Our acquisition strategy to date, and going forward, often results in the winding down of the acquired platforms over a lengthy period of time while the existing creators migrate to our platform. The focus often shifts away from these legacy platforms to meeting the needs of migrated creators on our platform. The existence of these legacy platforms within a shifting landscape regarding privacy, data protection and data security may result in regulatory liability or exposure to fines. A significant data incident on a legacy platform may harm our reputation and our brand and may adversely affect the migration of existing creators to our platform. See the risk factor above titled “Data loss or security breaches could harm our business, reputation, brand and results of operations” for information regarding the Ticketfly cyber incident. We may also become exposed to potential liabilities and our attention and resources may be diverted as a result of differing privacy regulations pertaining to our applications.

Our failure, and/or the failure by the various third-party service providers and partners with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in the unauthorized release of personal data or other user data, or the perception that any such failure or compromise has occurred, could damage our reputation, result in a loss of creators or attendees, discourage potential creators and attendees from trying our platform and/or result in fines and/or proceedings by governmental agencies and/or users, any of which could have an adverse effect on our business, results of operations and financial condition. In addition, given the breadth and depth of changes in data protection obligations, ongoing compliance with evolving interpretation of the GDPR and other regulatory requirements requires time and resources and a review of the technology and systems currently in use against the requirements of GDPR and other regulations.
Our industry is highly fragmented. We compete against traditional solutions to event management and may face significant competition from both established and new companies. If we are not able to maintain or improve our competitive position, our business could suffer.
We operate in a market that is highly fragmented. We compete with a variety of competitors to secure new and retain existing creators, including traditional solutions to event management, such as offline, internal or ad hoc solutions, local or specialized market competitors, products offered by large technology companies that have entered into or may enter the market, or other ticketing competitors such as Live Nation Entertainment subsidiaries Front Gate Tickets, TicketWeb and Universe. If we cannot successfully compete in the future with existing or potential competitors, our business, results of operations and financial condition will be harmed.
Some of our current and potential competitors have significantly more financial, technical, marketing and other resources, are able to devote greater resources to the development, promotion, sale and support of their services, have more extensive customer bases and broader customer relationships, have longer operating histories and greater name recognition than we do. We may also compete with potential entrants into the market that currently do not offer the same services but could potentially leverage their networks in the market in which we operate. For instance, large e-commerce companies such as eBay and Amazon have in the past, or currently, operate within the ticketing space. In addition, other large companies with large user-bases that have substantial event-related activity, such as Facebook, Google and Twitter, may be successful in adding a product in this space. These competitors may be better able to undertake more extensive marketing campaigns and/or offer their solutions and services at a discount to ours. Furthermore, some of our competitors may customize their products to suit a specific event type, category or customer. We also compete with self-service products that provide creators with alternatives to ticket their events by integrating such self-service products with creators’ existing operations. If we are unable to compete with such alternatives, the demand for our solutions could decline.
Some of our competitors have existing relationships or may develop relationships with potential creators or the venues or facilities used by those creators, which have in the past caused and may in the future cause those creators to be unwilling or unable to use our platform and this may limit our ability to successfully compete in certain markets where such relationships are common. For example, some competitors purchase venues or rights to events and/or enter into exclusivity agreements with creators. If creators do not remain independent from our potential competitors, demand for our platform will diminish and our business, results of operations and financial condition will be harmed.
Our business may be subject to sales tax and other indirect taxes in various jurisdictions. In addition, creators may also be subject to certain taxes.
The application of indirect taxes, such as sales and use tax, amusement tax, value-added tax, goods and services tax, business tax and gross receipts tax, to businesses like ours and to creators and attendees is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations and as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business.
One or more states, localities, the federal government or other countries may seek to impose additional reporting, record-keeping or indirect tax collection obligations on businesses like ours that facilitate online commerce. For example, taxing authorities in the United States and other countries have identified e-commerce platforms as a means to calculate, collect and remit indirect taxes for transactions taking place over the Internet, and are considering related legislation. Certain jurisdictions have enacted laws which became effective in 2018 and 2019 or will become effective later requiring marketplaces to report user activity or collect and remit taxes on certain items sold on the marketplace. Imposition of an information reporting or tax collection requirement could decrease creator or attendee activity on our platform, which would harm our business. New legislation could require us or creators to incur substantial costs in order to comply, including costs associated with tax calculation, collection and remittance and audit requirements, which could make using our platform less attractive and could adversely affect our business and results of operations.

We face sales and use tax and value-added tax audits in certain states and international jurisdictions and it is possible that we could face additional sales and use tax and value-added tax audits in the future in additional jurisdictions and that our liability for these taxes could exceed our reserves as state or international tax authorities could assert that we are obligated to collect additional amounts as taxes from creators and remit those taxes to those authorities. We could also be subject to audits and assessments with respect to states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales or other taxes could result in substantial tax liabilities for past sales, discourage creators from using our platform or otherwise harm our business and results of operations. Although we have reserved for potential payments of possible past tax liabilities in our financial statements as disclosed in Note 11 of the Notes to Consolidated Financial Statements, if these liabilities exceed such reserves, our financial condition will be harmed.
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
However, there are also factors outside of our control, which could undermine our reputation and harm our brand. Negative perception of our platform may harm our business, including as a result of complaints or negative publicity about us or creators; our inability to timely comply with local laws, regulations and/or consumer protection related guidance; the use of our platform for fraudulent events; events being unsuccessful, either as a result of lack of attendance or attendee experience not meeting expectations; responsiveness to issues or complaints and timing of refunds and/or reversal of payments on our platform (chargebacks); actual or perceived disruptions or defects in our platform; security incidents; or lack of awareness of our policies or changes to our policies that creators, attendees or others perceive as overly restrictive, unclear or inconsistent with our values. For example, a court in Brazil found us to be liable for monetary damages because an event creator held an event without the proper fire department permit. Although the liability amount is not material and we are appealing the decision, the Brazilian court's decision may impact our business model in Brazil and could result in harm to our brand and credibility in Brazil.
Furthermore, creators use our platform for events that represent a variety of views, activities and interests, some of which many other creators or attendees do not agree with or find offensive, or are illegal, or are perceived as such. For example, in the past, creators have tried to use our platform for events related to illegal activity and extreme activist groups. These events may cause negative publicity and harm our reputation and brand. Some creators may not have, or are perceived not to have, legal and ethical business practices. Although we maintain procedures and policies, both automated and by human review, to prevent the usage of our platform for such purposes and to prevent such practices, our procedures and policies may not effectively reduce or eliminate the use of our platform by such creators. In addition, certain creators or attendees may not agree with our decision to restrict certain creators from using our platform or the promotion of certain events on our platform. If our platform is associated with illegal or offensive activity or creators and attendees disagree with our decision to restrict certain creators or events, our reputation and brand may be harmed and our ability to attract and retain creators will be adversely impacted.
If we are unable to maintain a reputable platform that provides valuable solutions and desirable events, then our ability to attract and retain creators and attendees could be impaired and our reputation, brand and business could be harmed.

Our platform might be used for illegal or improper purposes, all of which could expose us to additional liability and harm our business.
Our platform remains susceptible to potentially illegal or improper uses by creators or attendees. Illegal or improper uses of our platform may include money laundering, terrorist financing, drug trafficking, illegal online gaming, other online scams, illegal sexually-oriented services, phishing and identity theft, prohibited sales of pharmaceuticals, fraudulent sale of goods or services, posting of unauthorized intellectual property, unauthorized uses of credit and debit cards or bank accounts and similar misconduct. Creators may also encourage, promote, facilitate or instruct others to engage in illegal activities. Despite measures we have taken to detect and lessen the risk of this kind of conduct, we cannot guarantee that these measures will stop all illegal or improper uses of our platform and such uses have occurred in the past. Our business could be harmed if creators use our system for illegal or improper purposes, which may expose us to liability. At the same time, if the measures we have taken to guard against these activities are too restrictive and inadvertently screen proper transactions, or if we are unable to apply and communicate these measures fairly and transparently, or we are perceived to have failed to do so, this could diminish the experience of creators and attendees, which could harm our business, results of operations and financial condition.
Creators rely on third-party platforms, such as Facebook and Spotify, to connect with and attract attendees and we depend on our platform of partners and developers to create applications that will integrate with our platform.
Our platform interoperates with other third-party distributors, such as Facebook and Spotify. Attendees are able to access our platform and purchase tickets through these third-party services. Creators are able to publicize their events and sell tickets on these third-party sites. The interoperability of our platform with these other sites allows creators to reach more attendees and makes our platform more appealing to creators. These third-party partners have in the past, and may in the future, terminate their relationship with us, limit certain integration functionality, change their treatment of our services or restrict access to their platform by creators at any time. For example, in the past, Facebook removed a feature of its service that allowed creators to include multiple hosts on a single event seamlessly across platforms, which negatively impacted certain music creators’ use of the Facebook integration with our platform. If any such third-party services becomes incompatible with our platform or the use of our platform and solutions on such third-party platforms are restricted in the future, our business will be harmed.
In addition, to the extent that Google, Facebook or other leading large technology companies that have a significant presence in our key markets disintermediate ticketing or event management providers, whether by offering their own comprehensive event-focused or shopping capabilities, or by referring leads to suppliers, other favored partners or themselves directly, there could be harm to our business, results of operations and financial condition.
We also depend on our platform of integrated product partners connecting through our API to create applications that will integrate with our platform, such as Salesforce, HubSpot and MailChimp, and to allow them to integrate with our solutions. This presents certain risks to our business, including:

•	our inability to provide any assurance that these third-party applications and products meet the same quality and security standards that we apply to our own development efforts, and to the extent that they contain bugs or defects, they may create disruptions in the use of our platform by creators or negatively affect our brand;
•	our lack of support for software applications developed by our developer partners, which could cause creators and attendees to be left without support and consequently could cease using our services if these developers do not provide adequate support for their applications;
•	our inability to assure that our partners will be able to successfully integrate with our products or that our partners will continue to do so;
•	our inability to confirm if our partners comply with all applicable laws and regulations; and
•	the risk that these partners and developers may not possess the appropriate intellectual property rights to develop and share their applications.
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
We rely heavily on Internet search engines, such as Google, to generate traffic to our websites, principally through free or organic searches. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our websites to place lower in organic search query results. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of our websites or those of our partners, our business, results of operations and financial condition would be harmed. Furthermore, our failure to successfully manage our search engine optimization could result in a substantial decrease in traffic to our websites, as well as increased costs if we were to replace free traffic with paid traffic, which may harm our business, results of operations and financial condition.
We also rely on application marketplaces, such as Apple’s App Store and Google’s Play, to drive downloads of our applications. Such marketplaces have in the past and may in the future make changes to their marketplaces that make access to our products more difficult. For example, our applications may receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order in which they appear within marketplaces. Similarly, if problems arise in our relationships with providers of application marketplaces, traffic to our site and our user growth could be harmed.
We rely on the experience and expertise of our founders, senior management team, key technical employees and other highly skilled personnel and the failure to retain, motivate or integrate any of these individuals could have an adverse effect on our business, results of operations and financial condition.
Our success depends upon the continued service of our founders and senior management team and key technical employees, as well as our ability to continue to attract and retain additional highly qualified personnel. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain and integrate highly skilled personnel for all areas of our organization. Each of our founders, executive officers, key technical personnel and other employees could terminate his or her relationship with us at any time. The loss of any of our founders or any other member of our senior management team or key personnel might significantly delay or prevent the achievement of our business objectives and could harm our business and our relationships. A number of members of our management team have recently transitioned out of the Company. Competition in our industry for qualified employees is intense. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Furthermore, several members of our management team were hired recently. If we are not able to integrate these new team members or if they do not perform adequately, our business may be harmed.
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
We believe that our corporate culture has been an important contributor to our success, which we believe fosters innovation, teamwork and passion for creators. Most of our employees have been with us for fewer than three years as a result of our rapid growth. As we continue to grow, we must effectively integrate, develop and motivate a growing number of new employees. As a result, we may find it difficult to maintain our corporate culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, maintain our performance or execute on our business strategy, which may harm our business, results of operations and financial condition.

If we fail to manage our growth effectively, our business, results of operations and financial condition could be harmed.
We have experienced, and may continue to experience, rapid growth, including in new international markets or through acquisitions. As our operations have expanded, the number of Eventbrite employees has increased from 855 on December 31, 2017 to 1,113 on December 31, 2019 and we expect to add more employees in the future. Properly managing our growth will require us to continue to hire, train and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff and sales and marketing staff. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees and staff or if we are not successful in retaining our existing employees and staff, our business, results of operations and financial condition could be harmed. This expansion also increases the complexity of our business and places significant strain on our management, personnel, operations, culture, systems, technical performance, financial resources and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and harm our business, results of operations and financial condition.
We may further expand into markets outside of the United States and if we do not manage the risks of international expansion effectively, our business, results of operations and financial condition could be harmed. Furthermore, our expansion into jurisdictions where we have limited operating experience may subject us to increased business and economic risks that could harm our business and our results of operations.
In 2019, 2018 and 2017, we derived 27.5%, 27.4% and 30.0%, respectively, of our net revenue from outside of the United States. Outside the United States, we currently have 12 offices, including offices in the United Kingdom, Ireland, Spain, Germany, the Netherlands, Australia, Argentina and Brazil. We have concentrated engineering and business development teams in Argentina, Spain and Vancouver. Our international operations and results are subject to a number of risks, including:

•	currency exchange restrictions or costs and exchange rate fluctuations, particularly in Argentina, and the risks and costs inherent in hedging such exposures;
•	new and modified laws and regulations regarding data privacy, data protection, ticketing and information security;
•	exposure to local economic or political instability, threatened or actual acts of terrorism and violence and changes in the rights of individuals to assemble;
•	exposure to regional public health concerns and epidemics, such as the recent outbreak of the coronavirus in China and which has spread to other countries;
•	compliance with U.S. and non-U.S. regulations, laws and requirements relating to anti-corruption, antitrust or competition, economic sanctions, data content and privacy, consumer protection, employment and labor laws, health and safety and advertising and promotions;
•	compliance with additional U.S. laws applicable to U.S. companies operating internationally and interpretations of U.S. and international tax laws;
•	weaker enforcement of our contractual and intellectual property rights;
•	preferences by local populations for local providers;
•	laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses; and
•	slower adoption of the Internet as a ticketing, advertising and commerce medium, which could limit our ability to migrate international operations to our existing systems.
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
We may choose in certain instances to localize our platform to the unique circumstances of such countries and markets in order to achieve market acceptance, which can be complex, difficult and costly and divert management and personnel resources. Our failure to adapt our practices, platform, systems, processes and contracts effectively to the creator and attendee preferences or customs of each country into which we expand could slow our growth. If we are unable to manage our international growth successfully, our business, results of operations and financial condition could be harmed.

Our rapid growth makes it difficult to evaluate our future prospects and may increase the risk that we will not continue to grow at or near historical rates.
We have grown rapidly over the last several years, and as a result, our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our business, results of operations and financial condition could be harmed.
The pricing of our packages may affect our ability to attract or retain creators.
In September 2017, we launched pricing package options for creators based on the features required, service level desired and budget. We assess our pricing packages based on prior experience, feedback from creators and data insights, and we periodically adjust the price of our packages. Creators’ price sensitivity may vary by location, and as we expand into different countries, our pricing packages may not enable us to compete effectively in these countries. In addition, if our platform or services change, then we may need to, or choose to, revise our pricing. Such changes to our pricing model or our ability to efficiently price our packages and solution could harm our business, results of operations and financial condition and impact our ability to predict our future performance.
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
If attendees become dissatisfied with their experiences on our platform or at an event, they may request refunds, provide negative reviews of our platform or decide not to attend future events on our platform, all of which would harm our business, results of operations and financial condition.
A significant number of our employees are located in Argentina and Brazil, and any favorable or unfavorable developments in Argentina or Brazil could have an impact on our results of operations.
A significant number of our employees, including engineering and sales and marketing employees, are located in Argentina and Brazil, and therefore, a portion of our operating expenses are denominated in Argentine pesos and Brazilian real. As of December 31, 2019, we had a total of 186 employees located in Argentina and Brazil, of which 87 are engineers. If the Argentine peso or Brazilian real strengthens against the U.S. dollar, it could have a negative impact on our results of operations as it would increase our operating expenses. Our business activities in Argentina and Brazil also subject us to risks associated with changes in and interpretations of Argentine and Brazilian law, including laws related to employment, the protection and ownership of intellectual property and U.S. ownership of Argentine and Brazilian operations. Furthermore, if we had to scale down or close our Argentine or Brazilian operations, there would be significant time and cost required to relocate those operations elsewhere, which could have an adverse impact on our overall cost structure.

The Argentine and Brazilian governments have historically exercised significant influence over their country’s economy. For example, on September 1, 2019, the Argentine government enacted foreign exchange currency controls. These controls include restrictions on Argentine citizens and Argentinian companies’ abilities to purchase U.S. dollars, transfer money to foreign accounts and make payments of dividends or payments for services by related parties without permission from the Argentine government. These controls could harm our business by making it more difficult to fund our operations in Argentina, including cash compensation programs for our employees based there. For example, we are currently unable to offer our Employee Stock Purchase Plan (ESPP) program to our employees in Argentina. In addition, it is possible that the Argentine government may, in the future, impose additional controls on the foreign exchange market and on capital flows from and into Argentina, in response to capital flight or depreciation of the Argentine peso. These restrictions may have a negative effect on the economy and harm our business if imposed in an economic environment where access to local capital is constrained. Brazil’s political environment has historically influenced, and continues to influence, the performance of the country’s economy. Political crises have affected and continue to affect the confidence of investors and the general public, and have historically resulted in economic deceleration. In recent years, there has been significant political turmoil in Brazil. We cannot predict which policies the new President of Brazil may adopt or change during his mandate or the effect that any such policies might have on our business and on the Brazilian economy. Any such new policies or changes to current policies may harm our operations in Brazil.
Additionally, these countries’ economies as well as legal and regulatory frameworks have at times suffered radical changes, due to significant political influence and uncertainties. In the past, government policies in Argentina included expropriation, nationalization, forced renegotiation or modification of existing contracts, suspension of the enforcement of creditors’ rights, new taxation policies, including royalty and tax increases and retroactive tax claims, and/or changes in laws and policies affecting foreign trade and investment. Such policies could destabilize the country and adversely affect our business and operating expenses. In Brazil, the economy has been characterized by significant involvement on the part of the Brazilian government, which often changes monetary, credit and other policies to influence Brazil's economy. The Brazilian government's actions to control inflation and affect other policies have often involved wage and price controls, the Central Bank's base interest rates, as well as other measures.
In addition, Argentina and Brazil have experienced labor unrest over wages and benefits paid to workers. In the past, the Argentine and Brazilian governments have passed laws, regulations and decrees requiring companies in the private sector to maintain minimum wage levels and provide specified benefits to employees and may do so again in the future. Employers have also experienced significant pressure from their employees and labor organizations to increase wages and to provide additional employee benefits. Any disruptions, labor unrest, or increased personnel-related expenses in Argentina or Brazil could have an adverse effect on our business and operating expenses.
Doing business in Argentina and Brazil poses additional challenges, such as finding and retaining qualified employees, particularly management-level employees, navigating local bureaucracy and infrastructure-related issues and identifying and retaining qualified service providers, among other risks. Specifically, the operating environment in Argentina continues to be a challenging business environment, including the continuing significant devaluation of Argentina's currency, high inflation and economic recession. Furthermore, despite recent enactments of local anti-corruption and anti-bribery legislation in a number of developing markets such as Argentina and Brazil, it may still be more common than in the United States for others to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act or similar local anti-bribery laws. For example, the Argentine Government announced a large-scale corruption investigation in Argentina in August 2018. The investigation relates to payments over the past decade to government officials from businesses who had been awarded large government contracts. Depending on the results of such investigations and the time it takes to conclude them, they could affect the investment levels in infrastructure in Argentina, as well as the continuation, development and completion of public works, which could ultimately lead to lower growth in the Argentine economy. In turn, the decrease in investors’ confidence, among other factors, could have a significant adverse impact on the development of the Argentine economy, which could harm our business, results of operations and financial condition. Our commitment to legal compliance could put us at a competitive disadvantage, and any lapses in our compliance could subject us to civil and criminal penalties that could harm our business, results of operations and financial condition.
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
We face potential liability and expenses for legal claims relating to the events business, including potential claims related to event injuries allegedly caused by us, creators, service providers, partners or unrelated third parties. For example, third parties have asserted in the past, and may assert in the future, legal claims against us in connection with personal injuries, which may include deaths, related to occurrences at an event. See the risk factor above titled “Factors adversely affecting the live event market could impact our business and results of operations.” Even if our personnel are not involved in these occurrences, we may face legal claims and incur substantial expenses to resolve such claims. Further, we may provide resources regarding event safety, or may provide onsite personnel to support ticketing at an event. In such instances, if an injury occurs at an event, we may face legal claims or additional liability related to our provision of such services, which may harm our business, results of operations and financial condition.
Unfavorable outcomes in legal proceedings may harm our business and results of operations.
Our business and results of operations may be affected by the outcome of pending and future litigation, claims, investigations, legal and administrative cases and proceedings, whether civil or criminal, or lawsuits by governmental agencies or private parties. For example, beginning on April 15, 2019, purported stockholders of our company filed putative securities class action against Eventbrite, certain of our executives and directors, and our underwriters for our initial public offering (IPO), on behalf of a putative class of persons who purchased or acquired Eventbrite securities traceable to our IPO and/or who purchased or acquired Eventbrite securities between September 20, 2018 and May 1, 2019, inclusive. These actions allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 (Exchange Act) based on alleged material misrepresentations and/or omissions in our IPO offering documents and subsequent statements. The actions seek unspecified monetary damages and other relief. Regardless of whether or not there is merit to the claims underlying this class action, any similar future litigation, or any other legal proceedings to which we are subject, and regardless of whether or not we are found as a result of such proceedings to have violated any applicable laws, such proceedings can be expensive to defend or respond to, and could result in substantial costs and diversion of management's attention and resources, which could harm our business, and potentially could cause substantial and irreparable harm to our public reputation. Moreover, if the results or settlement of these legal proceedings are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have an adverse effect on our business, results of operations, financial condition and reputation. Further, our liability insurance coverage may not be sufficient to satisfy, or may not cover, any expenses or liabilities that may arise. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, results of operations and financial condition.

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
It is our policy to enter into confidentiality and invention assignment agreements with our employees and consultants and to enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to, and use and distribution of, our platform and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our platform or solutions.
In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform or solutions, impair the functionality of our platform or solutions, delay introductions of enhancements to our platform, result in our substituting inferior or more costly technologies into our platform or solutions, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new features in our platform or solutions, and we cannot assure you that we could license that technology on commercially reasonable terms or at all. Our inability to license such technology on commercially reasonable terms could adversely affect our ability to compete, and harm our business, results of operations and financial condition.
We use open source software in our platform, which could subject us to litigation or other actions.
We use open source software in our platform and may use more open source software in the future. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our platform. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, harm our business, results of operations or financial condition or require us to devote additional research and development resources to change our platform. In addition, if we were to combine our proprietary software with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software. If we inappropriately use open source software, we may be required to re-engineer our platform, discontinue the sale of our platform or take other remedial actions. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software.

The United Kingdom’s withdrawal from the European Union could have a negative effect on global economic conditions and financial markets, European Union regulatory procedures and our business.

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union on January 31, 2020 and entered into a transition period during which it will continue its ongoing and complex negotiations with the European Union relating to the future trading relationship between the parties. Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-called “no deal” separation will occur if negotiations are not completed by the end of the transition period. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict access to capital, which could have a material adverse effect on our business, financial condition and results of operations.

Our failure to comply with the various export controls and trade and economic sanctions laws and regulations to which we are subject could subject us to liability, including civil and criminal penalties.
Economic and trade sanctions programs (Sanctions) that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) prohibit or restrict transactions and dealings involving specified countries, their governments, and certain individuals and entities, including those that are specially designated sanctions targets, majority-owned by the same, narcotics traffickers and terrorists or terrorist organizations. As federal, state and foreign legislative regulatory scrutiny and enforcement actions in these areas increase, we expect our compliance costs to increase, perhaps substantially. Failure to comply with any of these requirements could result in the limitation, suspension or termination of our platform, imposition of significant civil and criminal penalties, including fines, and/or the seizure and/or forfeiture of our assets. While we have policies and procedures reasonably designed to ensure compliance with these Sanctions, due to technical and other challenges including the absence or reliability of certain identifying information, involved in preventing unauthorized access to Internet-based services, from time to time certain of our services have been and may be provided to users in countries or territories that are the target of comprehensive Sanctions (currently, Cuba, Iran, North Korea and Syria, and the Crimea region of Ukraine; each a Sanctioned Country) or which are the subject of targeted Sanctions (Specially Designated Nationals) in violation of Sanctions.
We endeavor to conduct our business in compliance with Sanctions. The development, implementation and maintenance of protective policies and procedures may be time-consuming or result in the delay or loss of sales opportunities or impose other costs. Further, we cannot guarantee these measures will be fully effective in deterring unlawful activity on our platform. Violations of Sanctions may expose us to negative legal consequences, including the imposition of civil penalties of up to $302,584 per violation for most sanctions programs, or twice the value of the underlying transaction, or criminal penalties of up to $1,000,000 per violation (and/or possible imprisonment for individual actors). Reputational harm and government investigations may also result.
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
We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. For example, our platform is subject to an increasingly strict set of legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing, fraud and other illicit activity. The interpretation of those requirements by judges, regulatory bodies and enforcement agencies is changing, often quickly and with little notice. Changes in laws and regulations could impose more stringent requirements on us to detect and prevent illegal and improper activity by creators, which can increase our operating costs and reduce our margins. For example, to date, in the United States, platforms like ours are immune from liability resulting from the improper or illegal actions facilitated by the platform, but initiated by its users, under Section 230 of the Communications Decency Act (CDA). If the CDA is amended in a manner that reduces protections for our platform, we will need to increase our content moderation operations, which may harm our results of operations.

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
Failure to comply with anti-corruption, anti-bribery and similar laws associated with our activities outside of the United States could subject us to penalties and other adverse consequences.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (FCPA), the United Kingdom Bribery Act 2010 (Bribery Act), and other anti-corruption and anti-bribery laws in various jurisdictions, both domestic and abroad, where we conduct business. The FCPA and the Bribery Act prohibit us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA further requires us to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The Bribery Act also prohibits “commercial” bribery not involving government officials, and accepting bribes. Our sales team sells use of our platform abroad, and we face significant risks if we fail to comply with the FCPA and other applicable anti-corruption laws. We operate in many parts of the world that have experienced governmental corruption to some degree. We may have also direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, service providers and agents, even if we do not authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot ensure that all of our employees, users and agents, as well as those contractors to which we outsource certain of our business operations, will not take actions in violation of our policies or agreements and applicable law, for which we may be ultimately held responsible.
Any violation of the FCPA, the Bribery Act or other applicable anti-corruption and anti-bribery laws could subject us to significant sanctions, including civil or criminal fines and penalties, disgorgement of profits, injunctions and debarment from government contracts, as well as related stockholder lawsuits and other remedial measures, all of which could harm our reputation, business, results of operations and financial condition. Responding to any investigation may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
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
While we maintain that we are not a money services business or money transmitter, we have voluntarily elected to adopt an AML compliance program to mitigate the risk of our platform being used for illegal or illicit activity and to help detect and prevent fraud. Should a federal or state regulator make a determination that we have operated as an unlicensed money services business or money transmitter, we could be subject to civil and criminal fines, penalties, costs, legal fees, reputational damage or other negative consequences, all of which may harm our business, results of operations and financial condition.

Failure to comply with laws and regulations related to payments could harm our business and results of operations.
The laws and regulations related to payments are complex, subject to change, and vary across different jurisdictions in the United States and globally. Furthermore, changes in laws, rules and regulations have occurred and may occur in the future, which may impact our business practices. In particular, in the United States, certain state jurisdictions require a money transmission license to provide certain payments services, and the applicability of state money transmission licensing laws to payment processing services such as those we provide is a matter of regulatory interpretation that is subject to change. In this regard, changes to regulatory interpretations or decisions by applicable authorities that certain of our activities should be subject to regulation under state money transmission licensing laws could subject us to investigation and the potential for resulting liability. As a result of regulatory uncertainty with respect to state money transmission licensing and regulation and federal money services business registration, we are required to spend significant time and effort to comply with those laws and regulations and to ensure that creators and attendees are complying with those laws and regulations. Any failure or claim of our failure to comply or any failure by our third-party service providers and partners to comply with such laws and regulations or other requirements could divert substantial resources, result in liabilities or force us to restructure or even to stop offering EPP, which will harm our business and results of operations.
For example, if we are deemed to be a money transmitter as defined by applicable regulation, we could be subject to certain laws, rules and regulations enforced by multiple authorities and governing bodies in the United States and numerous state and local agencies who may define money transmitter differently. If we were required to be licensed as a money transmitter (or otherwise determined that obtaining state money transmission licenses would further its business purposes), we would be subject to recordkeeping and reporting requirements, as well as bonding requirements, restriction on the use of customer funds and other obligations. We would also be subject to examination and oversight buy applicable state licensing authorities.
Additionally, outside of the United States, we could be subject to additional laws, rules and regulations related to the provision of payments and financial services, and as we expand into new jurisdictions, the foreign regulations and regulators governing our business that we are subject to will expand as well. If we are found to be a money transmitter under any applicable regulation and we are not in compliance with such regulations, we may be subject to fines or other penalties in one or more jurisdictions levied by federal or state or local regulators, including state Attorneys General, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include criminal and civil proceedings, forfeiture of significant assets or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny.
Additionally, we are subject to the Payment Card Industry Data Security Standard (PCI-DSS), and if we experience substantial losses related to payment card transactions or in the event of noncompliance with the PCI-DSS, we may choose to, or be required to, cease accepting certain payment cards for payment. If we were unable to accept payment cards through EPP, creators would be required to use third-party payment options, which would reduce the simplicity and ease-of-use of our platform.
Our reported results of operations may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, as a result of our adoption of ASU 2016-02, Leases (Topic 842) (ASC 842) which was effective for us beginning January 1, 2019, there was an increase of $3.7 million in operating lease expense related to the accounting treatment of our San Francisco office lease, which was accounted for as a build-to-suit lease under ASC 840 prior to the adoption of ASC 842.

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
Our international operations expose us to the effects of fluctuations in currency exchange rates. Many of our creators live or operate outside the United States, and therefore we have significant ticket sales denominated in foreign currencies, most notably the British Pound, Euro, Canadian Dollar, Australian Dollar, Brazilian Real and Argentinian Peso. If currency exchange rates remain at current levels, currency translation could continue to negatively affect net revenue growth for events that are not listed in U.S. dollars and could also reduce the demand for U.S. dollar denominated events from attendees outside of the United States. Further, we incur expenses for employee compensation and other operating expenses at our international locations in the local currency. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we face exposure to fluctuations in currency exchange rates, which could harm our results of operations.
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
As of December 31, 2019, we had net operating loss carryforwards (NOLs) for federal and California income tax purposes of approximately $251.0 million and $70.3 million, respectively. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” (generally, a greater than 50 percentage point change in our equity ownership by certain stockholders or groups of stockholders) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have undergone ownership changes in the past, which have resulted in limitations on our ability to utilize our NOLs, and future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. The existing NOLs of some of our subsidiaries may be subject to limitations arising from ownership changes prior to, or in connection with, their acquisition by us. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that, due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize some portion of our NOLs, none of which are currently reflected in our consolidated balance sheets, even if we attain profitability.
The Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and significantly reforms the Code. The Tax Act, among other things, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards. For NOLs arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income (as calculated before taking the NOL carryforwards into account). In addition, NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation, and NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period. As we maintain a full valuation allowance against our U.S. NOLs, these changes did not impact our balance sheet upon enactment. However, in future years, at the time a deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.

We may incur indebtedness which could adversely affect our financial condition and harm our ability to react to changes to our business. Any future indebtedness may contain covenants that limit our business activities.
We have entered into loan agreements in the past and may enter into new loan agreements in the future, and any indebtedness we may incur would likely contain covenants requiring us to maintain or adhere to covenants that restrict our operations, which include limitations on our ability to, among other things: incur additional indebtedness; create liens on property; engage in mergers, consolidations and other fundamental changes; dispose of assets; make investments, loans or advances; make certain acquisitions; engage in certain transactions with affiliates; declare or pay dividends on, or repurchase, our stock; and change our lines of business or fiscal year.
Complying with these covenants could adversely affect our ability to respond to changes in our business and manage our operations. In addition, these covenants could affect our ability to invest capital in new businesses and fund capital expenditures for existing businesses. Our ability to comply with these covenants and other provisions in any future credit facilities or debt instruments may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events beyond our control. A failure by us to comply with the restrictive covenants and any financial ratios contained in any future credit facilities or debt instruments could result in an event of default. In addition, if we were in default, we would be unable to borrow additional amounts under any such facilities to the extent that they would otherwise be available and our ability to obtain future financing may also be impacted negatively. If the indebtedness under any future credit facilities or debt instruments were to be accelerated, it would have a material adverse effect on our future financial condition.
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
In addition, access to any future credit facilities or debt instruments will be subject to financial and other covenants. Our inability to do any of the foregoing could reduce our ability to compete successfully and could have an adverse effect on our business.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, including increased complexity resulting from our international expansion. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we are required to include in our periodic reports that we file with the SEC. While our management has previously been, and will continue in the future to be, required to perform an evaluation of our internal control over financial reporting, our independent registered public accounting firm was not required to perform such an evaluation prior to the year ended December 31, 2019, which is the date we were no longer an emerging growth company. Accordingly, we are required to include in each of our Annual Reports on Form 10-K an attestation report on internal control over financial reporting issued by our independent registered accounting firm. There can be no assurance that we or our independent registered auditors will not in the future identify one or more material weaknesses in our internal control over financial reporting, which may have a negative impact on our ability to timely and accurately produce financial statements or which may negatively impact the confidence level of our stockholders and other market participants with respect to our ability to produce timely and accurate financial statements. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

Risks Related to Ownership of Our Class A Common Stock
We have a limited operating history in an evolving industry which makes it difficult to evaluate our current business future prospects and increases the risk of your investment.
We launched operations in 2006. This limited history in an evolving industry makes it difficult to effectively assess or forecast our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter. These risks and difficulties include our ability to cost-effectively acquire new creators and engage and retain existing creators, maintain the quality of our technology infrastructure that can efficiently and reliably handle ticket sales and event management services globally and the deployment of new features and solutions and successfully compete with other companies that are currently in, or may enter, the ticketing and event solution space. Additional risks include our ability to effectively manage growth, responsibly use the data that creators and attendees share with us, process, store, protect and use personal data in compliance with governmental regulation, contractual obligations and other legal obligations related to privacy and security and avoid interruptions or disruptions in our service or slower than expected load times for our platform. Other risks posed by our limited operating history include the ability to hire, integrate and retain world class talent at all levels of our company, continue to expand our business in markets outside the United States, and defend ourselves against litigation, regulatory, intellectual property, privacy or other claims. If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above, our business and our results of operations will be harmed.
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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. The market prices of the securities of other newly public companies have historically been highly volatile. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including, but not limited to:

•	overall performance of the equity markets and/or publicly-listed technology companies;
•	actual or anticipated fluctuations in our net revenue or other operating metrics;
•	changes in the financial projections we provide to the public or our failure to meet these projections;
•	failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our failure to meet the estimates or the expectations of investors;
•	the economy as a whole and market conditions in our industry;
•	rumors and market speculation involving us or other companies in our industry;
•	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	lawsuits threatened or filed against us;
•	recruitment or departure of key personnel; and
•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. Stockholders have filed securities class action litigation following periods of market volatility. For example, beginning on April 15, 2019, purported stockholders of our company filed putative securities class action against Eventbrite, certain of our executives and directors, and our underwriters for the IPO, on behalf of a putative class of persons who purchased or acquired Eventbrite securities traceable to our IPO and/or who purchased or acquired Eventbrite securities between September 20, 2018 and May 1, 2019, inclusive. During this period, the closing price of our Class A common stock ranged from a high of $37.97 to a low of $19.06. See the risk factor above titled “Unfavorable outcomes in legal proceedings may harm our business and results of operations.”
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2019, our directors, executive officers and stockholders holding more than 5% of our outstanding shares, and their affiliates, beneficially owned in the aggregate 83.6% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until September 20, 2028, the date that is the ten-year anniversary of the closing of our IPO. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
In addition, certain index providers, such as S&P Dow Jones, have restrictions on including companies with multiple-class share structures in certain of their indices. Accordingly, the dual class structure of our common stock makes us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices may not invest in our Class A common stock and may make our Class A common stock less attractive to other investors. It is possible that these policies may depress valuations of publicly-traded companies excluded from such indices, as compared to similar companies that are included. As a result, the market price of our Class A common stock could be harmed.
Commencing December 31, 2019, we are no longer an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies no longer apply to us.
As of June 28, 2019, the market value of our common stock that was held by non-affiliates exceeded $700 million, so we no longer qualified for emerging growth company status as of December 31, 2019. As a large-accelerated filer, we are now subject to certain disclosure requirements that are applicable to other public companies that were not applicable to us as an emerging growth company. These requirements include:

•	compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•
compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	full disclosure obligations regarding executive compensation; and
•	compliance with the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Compliance with these additional requirements may increase our compliance and financial reporting expenses and may divert management’s attention from other aspects of our business. Failure to comply with these requirements could subject us to enforcement actions by the SEC, which could divert management’s attention, damage our reputation and harm our business, results of operations or financial condition.
If securities or industry analysts do not publish or cease publishing research, or publish inaccurate or unfavorable research, about our business, the price of our Class A common stock and trading volume could decline.
The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If industry analysts cease publishing research on our company, the trading price for our Class A common stock would be negatively affected. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us on a regular basis, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.

Sales of substantial amounts of our Class A common stock in the public markets, or the perception that sales might occur, could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. As of December 31, 2019, we had 61,863,617 shares of Class A common stock outstanding and 23,855,243 shares of Class B common stock outstanding.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of the NYSE and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. Additionally, as we are no longer an emerging growth company, we need to comply with additional disclosure and reporting requirements, including accelerated filing deadlines and an attestation report on internal control over financial reporting as of each fiscal year-end issued by our independent registered public accounting firm. We are also required to include additional information regarding executive compensation in our annual proxy statement and at our 2020 annual meeting of stockholders we will hold a nonbinding advisory vote on the frequency of the nonbinding advisory vote on executive compensation at our annual meetings of stockholders. We will take into account the outcome of this vote in determining the frequency at which we conduct future nonbinding advisory votes on executive compensation.
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
We also expect that these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
As a result of disclosure of information in filings required of a public company, our business, results of operations and financial condition are more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, results of operations and financial condition could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, results of operations and financial condition.
The individuals who now constitute our senior management team have limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to public companies. Our senior management team may not successfully or efficiently manage our regulatory and reporting obligations as a public company.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	provide that our board of directors be classified into three classes of directors with staggered three-year terms;
•	permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;
•	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and amended and restated bylaws;
•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•	provide that only the Chairperson of our board of directors, our Chief Executive Officer, or a majority of our board of directors is authorized to call a special meeting of stockholders;
•	provide for a dual class common stock structure in which holders of our Class B common stock have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Class A and Class B common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;
•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and
•	advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease approximately 48,812 square feet of space in San Francisco, California for our headquarters under a lease agreement that expires in November 2021. We also lease facilities in Nashville, Tennessee as well as in Argentina, Australia, Brazil, Canada, Germany, Ireland, the Netherlands, Spain and the United Kingdom to support our global team.

Item 3. Legal Proceedings
Beginning on April 15, 2019, purported stockholders of our company filed two putative securities class action complaints in the United States District Court for the Northern District of California, and three putative securities class action complaints in the Superior Court of California for the County of San Mateo, against us, certain of our executives and directors, and our underwriters for the IPO. Some of these actions also name as defendants venture capital firms that were our investors as of the IPO.
On August 22, 2019, the federal court consolidated the two pending actions and appointed lead plaintiffs and lead counsel. The consolidated federal case is titled In re Eventbrite, Inc. Securities Litigation, 5:19-cv-02019-EJD (the Federal Action). On October 11, 2019, the lead plaintiffs in the Federal Action filed their amended consolidated complaint. The amended complaint generally alleges that we misrepresented and/or omitted material information in our IPO offering documents, in violation of the Securities Act of 1933. The amended complaint also challenges public statements made after the IPO in violation of the Securities Exchange Act of 1934. The amended complaint seeks unspecified monetary damages and other relief on behalf of investors who purchased our Class A common stock issued pursuant and/or traceable to the IPO offering documents, or between September 20, 2018 and May 1, 2019, inclusive. On December 11, 2019, defendants filed a motion to dismiss the amended complaint. The hearing on the defendants' motion to dismiss is set for April 9, 2020.
On June 24, 2019, the state court consolidated two state actions pending at that time. The consolidated state case is titled In re Eventbrite, Inc. Securities Litigation, Lead Case No, 19-CIV-02798 (the State Action). On July 24, 2019, the two plaintiffs in the State Action filed a consolidated complaint. The consolidated complaint generally alleges that we misrepresented and/or omitted material information in our IPO offering documents, in violation of the Securities Act of 1933. The amended complaint seeks unspecified monetary damages and other relief on behalf of investors who purchased our Class A common stock issued pursuant and/or traceable to the IPO offering documents. On August 23, 2019, defendants filed demurrers to the consolidated complaint. A third state-court action was filed on August 23, 2019. On September 11, 2019, that complaint was consolidated into the operative complaint filed on July 24, 2019, and the court ordered that the arguments in defendants’ pending demurrers would apply to that newly filed complaint. At the hearing on defendants’ demurrers on November 1, 2019, the court sustained the demurrer with leave to amend. On December 13, 2019, the court granted requests by two plaintiffs to voluntarily dismiss their claims without prejudice. The remaining plaintiff and two new named plaintiffs filed a first amended consolidated complaint (FAC) on February 10, 2020. Defendants' deadline to file their anticipated demurrers to the FAC is March 26, 2020, and the court has set a hearing on May 1, 2020 to decide the anticipated demurrers.
We believe that these actions are without merit and intend to vigorously defend them. We cannot predict the outcome of or estimate the possible loss or range of loss from the above described matters.
On July 16, 2019, we filed two complaints in the United States District Court for the Northern District of California, entitled Eventbrite, Inc. v. MF Live, Inc., et al., 3:19-CV-04084 and Eventbrite, Inc. v. Fab Loranger et al., 3:19-CV-04083 (collectively, the Roxodus Lawsuits). The Roxodus Lawsuits arise out of MF Live’s (MFL) cancellation of the Roxodus music festival in Ontario, Canada, and MFL's and Loranger's subsequent refusals to issue refunds to impacted ticket buyers or to reimburse us for payments to such ticket buyers. We provided ticketing and payment processing services for the event pursuant to a written contract. When the event was cancelled and MFL refused to issue refunds, we issued refunds totaling $4.0 million to ticket buyers who bought tickets on our platform. Pursuant to our Merchant Agreement, MFL was contractually required to reimburse us for such refunds, and Loranger had signed a personal guaranty agreement committing to personally honor MFL’s obligations if the entity failed to do so. Accordingly, the Roxodus Lawsuits assert claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, money had and received, and actual and constructive fraudulent transfers.
The Roxodus Lawsuits are in their early stages and we cannot predict the likelihood of success. MFL has filed for bankruptcy in Canada, staying our action against the entity. We are monitoring and participating in the bankruptcy process pursuant to our rights under Canadian law. Our investigation of the assets held by and/or on behalf of MFL, Loranger, and the other defendants is ongoing.

In addition to the litigation discussed above, from time to time, we may be subject to legal actions and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties. Future litigation may be necessary to defend ourselves or our creators. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Holders of Record
As of February 15, 2020, there were 61 holders of record of our Class A common stock and 113 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

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
None.

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
We raised $240.5 million in net proceeds after deducting underwriters’ discounts and commissions of $18.5 million and offering expenses of $5.5 million. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy. Pending the uses described, we have invested or intend to invest the net proceeds in short-term interest-bearing investment-grade securities, certificates of deposit or government securities, pursuant to the investment policy approved by our board of directors.

Stock Performance Graph
The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, and shall not be deemed to be incorporated by reference into any filing of Eventbrite, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
The following graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the S&P North American Technology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on September 20, 2018, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2019. The returns shown are based on historical results and are not intended to suggest future performance.

Item 6. Selected Financial Data
The following selected consolidated statement of operations data for the years ended December 31, 2019, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2019, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements and should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data
Net revenue	$326,801	$291,611	$201,597	$133,499
Cost of net revenue(1)	129,141	120,653	81,667	55,689
Gross profit	197,660	170,958	119,930	77,810
Operating expenses(1):
Product development	64,196	46,071	30,608	22,723
Sales, marketing and support	102,874	83,428	59,740	48,391
General and administrative	100,541	80,134	62,989	41,749
Total operating expenses	267,611	209,633	153,337	112,863
Loss from operations	(69,951)	(38,675)	(33,407)	(35,053)
Interest expense	(2,986)	(11,295)	(6,462)	(3,513)
Change in fair value of redeemable convertible preferred stock warrant liability	—	(9,591)	(2,200)	—
Loss on debt extinguishment	(1,742)	(178)	—	—
Other income (expense), net	5,727	(3,189)	3,509	(1,695)
Loss before income taxes	(68,952)	(62,928)	(38,560)	(40,261)
Income tax provision (benefit)	(192)	1,150	(13)	131
Net loss	$(68,760)	$(64,078)	$(38,547)	$(40,392)
Net loss per share, basic and diluted	$(0.84)	$(1.71)	$(1.98)	$(2.48)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	81,979	37,540	19,500	16,291

(1) Amounts include stock-based compensation as follows:
	Year Ended December 31,
	2019	2018	2017	2016
Cost of net revenue	$1,397	$429	$200	$134
Product development	11,130	5,813	2,411	2,020
Sales, marketing and support	5,471	3,570	2,364	1,767
General and administrative	19,596	20,419	5,883	4,610
Total stock-based compensation expense	$37,594	$30,231	$10,858	$8,531

	December 31,
	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$420,712	$437,892	$188,986	$139,538
Working capital	174,268	237,500	29,866	34,438
Total assets	808,015	836,884	570,837	245,337
Total current liabilities	350,308	308,204	246,182	149,266
Total debt	—	72,722	77,751	—
Total stockholders' equity (deficit)	425,815	415,222	(155,814)	(149,084)

	Year Ended December 31,
	2019	2018	2017	2016
	(in thousands, except percentages)
Non-GAAP and Other Data
Paid ticket volume(1)	109,428	97,295	71,046	44,572
Retention rate(2)	92%	100%	97%	93%
Adjusted EBITDA(3)	$(5,641)	$28,765	$4,206	$(17,591)
Free cash flow(4)	$15,060	$(5,488)	$21,143	$(5,681)

(1)	We define paid ticket volume as the number of tickets sold on our platform that generate ticket fees.
(2)	To obtain our retention rate, we calculate, on a calendar year basis, the gross ticket fees generated by creators on the Eventbrite platform who sold their first ticket in the calendar year prior to the year of measurement (Prior Year Gross Ticket Fees). This calculation includes creators on the Eventbrite platform only and does not include creators acquired or migrated as part of the Ticketfly or ticketscript acquisitions. We then calculate the gross ticket fees that the creator cohort generated in the applicable calendar year of measurement (Measurement Year Gross Ticket Fees). Finally, to calculate our retention rate for a measurement year we divide the Measurement Year Gross Ticket Fees by the Prior Year Gross Ticket Fees. Fees associated with the sale of tickets on our platform are gross ticket fees, which are the total fees generated from paid ticket sales, before adjustments for refunds, credits and amortization of non-recoupable creator signing fees. Because the retention rate definition is limited to creators acquired organically, is bound by the calendar year, and is calculated on an annual basis only, we use the retention rate calculation solely for informational purposes, not as a key metric for operational decision making. We are evaluating new retention rate methodologies for future disclosure.
(3)	Adjusted EBITDA is a financial measure that is not calculated in accordance with U.S. GAAP. See the section titled “—Non-GAAP Financial Measures—Adjusted EBITDA” for information regarding Adjusted EBITDA, including the limitations of such measure, and a reconciliation of Adjusted EBITDA to net loss.
(4)	Free cash flow is a financial measure that is not calculated in accordance with U.S. GAAP. See the section titled “—Non-GAAP Financial Measures—Free Cash Flow” for information regarding free cash flow, including the limitations of such measure, and a reconciliation of free cash flow to net cash provided by operating activities.

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
We calculate Adjusted EBITDA as net loss adjusted to exclude depreciation and amortization, stock-based compensation expense, interest expense, the change in fair value of redeemable convertible preferred stock warrant liability, loss on debt extinguishment, direct and indirect acquisitions related costs, employer taxes related to employee equity transactions, other income (expense), net, which consisted of interest income, foreign exchange rate gains and losses and changes in fair value of term loan embedded derivatives, and income tax provision (benefit). Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP.

The following table presents a reconciliation of our Adjusted EBITDA to the most comparable GAAP measure, net loss, for each of the periods indicated:

	Year Ended December 31,
	2019	2018	2017	2016
	(in thousands)
Net loss	$(68,760)	$(64,078)	$(38,547)	$(40,392)
Add:
Depreciation and amortization	24,324	34,608	19,418	7,639
Stock-based compensation	37,594	30,231	10,858	8,531
Interest expense	2,986	11,295	6,462	3,513
Change in fair value of redeemable convertible preferred stock warrant liability	—	9,591	2,200	—
Loss on debt extinguishment	1,742	178	—	—
Direct and indirect acquisition related costs(1)	837	2,601	7,337	1,292
Employer taxes related to employee equity transactions	1,555	—	—	—
Other (income) expense, net	(5,727)	3,189	(3,509)	1,695
Income tax provision (benefit)	(192)	1,150	(13)	131
Adjusted EBITDA	$(5,641)	$28,765	$4,206	$(17,591)

(1) Direct and indirect acquisition related costs consist primarily of transaction and transition related fees and expenses incurred within one year of the acquisition date, including legal, accounting, tax and other professional fees as well as personnel-related costs such as severance and retention bonuses for completed, pending and attempted acquisitions.
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

The following table presents a reconciliation of our free cash flow to the most comparable GAAP measure, net cash provided by operating activities, for each of the periods indicated:

	Year Ended December 31,
	2019	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$28,658	$7,162	$29,821	$2,785
Purchases of property and equipment and capitalized internal-use software development costs	(13,598)	(12,650)	(8,678)	(8,466)
Free cash flow	$15,060	$(5,488)	$21,143	$(5,681)

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
Overview
We built a powerful, broad technology platform to enable event creators to solve the challenges associated with creating live experiences. Our platform integrates components needed to seamlessly plan, promote and produce live events, thereby allowing event creators to reduce friction and costs, increase reach and drive ticket sales.
We were founded in 2006 with a mission to bring the world together through live experiences. We succeed when our creators succeed. We charge creators on a per-ticket basis when an attendee purchases a paid ticket for an event. We grow with creators as they plan, promote and produce more events and grow attendance. In 2019, we helped more than 949,000 creators issue approximately 309 million free and paid tickets across approximately 4.7 million events in over 180 countries.
Our platform meets the complex needs of creators through a modular and extensible design. It can be accessed from Eventbrite.com, our mobile apps and through other websites, and can be used without training, support or professional services. This modularity facilitates product development and allows third-party developers to integrate features and functionality from Eventbrite into their environment. Our platform also allows developers to seamlessly integrate services from third-party partners such as Salesforce, Facebook and HubSpot. This platform approach has allowed us to pioneer a powerful business model that drives our go-to-market strategy and allows us to efficiently serve a large number and variety of creators. To reach new creators, we plan to capitalize on creators' experiences as attendees, word of mouth from other creators, our prominence across the live events landscape and our presence in search engine results, as well as targeted marketing and outbound sales.
We intend to strategically grow our business by attracting new creators to our event enablement platform and retaining creators as they succeed. We have invested and we expect to continue to invest, in our product development efforts to deliver additional compelling features and functionality to address our creators' evolving and widespread needs. We also expect to continue to invest in the adoption of our platform and solutions internationally, including localization of our platform and the addition of critical capabilities required to serve those local markets. We are also investing in our employees to service our growing customer base. We believe our investments in technology, creators and our people will drive continued revenue growth.

Key Business Metrics
We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions.
Paid Ticket Volume
Our success in serving creators is measured in large part by the number of tickets sold on our platform that generate ticket fees, referred to as paid ticket volume. We consider paid ticket volume an important indicator of the underlying health of the business. We have previously referred to this metric as 'paid tickets' and we calculate and report paid ticket volume in the same manner as we calculated and reported paid tickets. The table below sets forth the paid ticket volume for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Paid ticket volume	109,428	97,295	71,046
Our paid ticket volume for events outside of the United States represented 36.1%, 34.1% and 36.0% for the years ended December 31, 2019, 2018 and 2017, respectively.
Retention Rate
To obtain our retention rate, we calculate, on a calendar year basis, the gross ticket fees generated by creators on the Eventbrite platform who sold their first ticket in the calendar year prior to the year of measurement (Prior Year Gross Ticket Fees). This calculation includes creators on the Eventbrite platform only and does not include creators acquired or migrated as part of the Ticketfly or ticketscript acquisitions. We then calculate the gross ticket fees that the creator cohort generated in the applicable calendar year of measurement (Measurement Year Gross Ticket Fees). Finally, to calculate our retention rate for a measurement year we divide the Measurement Year Gross Ticket Fees by the Prior Year Gross Ticket Fees. Fees associated with the sale of tickets on our platform are gross ticket fees, which are the total fees generated from paid ticket sales, before adjustments for refunds, credits and amortization of non-recoupable creator signing fees. Because the retention rate definition is limited to creators acquired organically, is bound by the calendar year, and is calculated on an annual basis only, we use the retention rate calculation solely for informational purposes, not as a key metric for operational decision making. We are evaluating new retention rate methodologies for future disclosure.

	Year Ended December 31,
	2019	2018	2017
Retention rate	92%	100%	97%

Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance.
We calculate Adjusted EBITDA as net income (loss) adjusted to exclude depreciation and amortization, stock-based compensation expense, interest expense, the change in fair value of our redeemable convertible preferred stock warrant liability, loss on debt extinguishment, direct and indirect acquisition-related costs, employer taxes related to employee equity transactions, other income (expense), which consisted of interest income, foreign exchange rate gains and losses and changes in fair value of term loan embedded derivatives, and income tax provision (benefit). Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP.
The following table presents our Adjusted EBITDA for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Adjusted EBITDA	$(5,641)	$28,765	$4,206

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
The following table presents our free cash flow for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Free cash flow	$15,060	$(5,488)	$21,143

For more information about free cash flow, including the limitations of such measure, and a reconciliation to net cash provided by operating activities, see Item 6, "Selected Financial Data" included in Part II of this Annual Report on Form 10-K.
Components of Results of Operations
Net Revenue
On January 1, 2019, we adopted Accounting Standards Codification (ASC) Topic 606 (ASC 606) using the modified retrospective method applied to contracts which were not completed as of the adoption date. Results for reporting periods beginning on or after January 1, 2019 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with historical accounting guidance. See Part II, Item 8, Note 2, "Summary of Significant Accounting Policies" included in this Annual Report on Form 10-K for additional details, including a description of our revenue recognition policies under ASC 606. The adoption of ASC 606 did not have a material impact on our results of operations, financial position or cash flows.

We generate revenues primarily from service fees and payment processing fees from the sale of paid tickets on our platform. We also generate revenues from fees for providing certain creators with account management services and customer support services. Our fee structure typically consists of a fixed fee and a percentage of the price of each ticket sold by a creator. Revenue is recognized when control of promised goods or services is transferred to the creator, which for service fees and payment processing fees is when the ticket is sold. For account management services and customer support, revenue is recognized over the period from the date of the sale of the ticket to the date of the event. Net revenue excludes sales taxes and value added taxes (VAT) and is presented net of estimated customer refunds, chargebacks and amortization of creator signing fees.
We also generate a small portion of our net revenue from complementary solutions, such as day-of-event on-site product and services, web presence development and branding, software solutions to manage event venue administration and marketing services that we provide to creators. These complementary solutions represented less than five percent of our net revenue in the aggregate in each of the years ended December 31, 2019, 2018 and 2017.
Cost of Net Revenue
Cost of net revenue consists primarily of payment processing fees, expenses associated with the operation and maintenance of our platform, including website hosting fees and platform infrastructure costs, amortization of capitalized software development costs, onsite operations costs and allocated customer support costs. Cost of net revenue also includes the amortization expense related to our acquired developed technology assets. We may incur such expense related to future acquisitions in future periods. We expect cost of net revenue to fluctuate as a percentage of net revenue in the near- to mid-term primarily as a result of our geographical revenue mix. Our payment processing costs for credit and debit card payments are generally lower outside of the United States due to a number of factors, including lower card network fees and lower cost alternative payment networks. Consequently, if we grow more rapidly internationally than in the United States, we expect that our payment processing costs will decline as a percentage of revenue. In the long-term, we expect cost of revenue to grow in absolute dollars but decrease as a percentage of revenue.
Operating Expenses
Operating expenses consist of product development, sales, marketing and support and general and administrative expenses. Direct and indirect personnel costs, including stock-based compensation expense, are the most significant component of operating expenses. We also include sublease income as a reduction of our operating expenses.
On January 1, 2019, as a result of our adoption of ASC Topic 842 (ASC 842), we began recognizing lease costs in operating expense related to our San Francisco office lease, which was previously accounted for as a build-to-suit lease under ASC Topic 840 (ASC 840). The adoption of ASC 842 resulted in additional lease operating expense of $3.7 million and decreased depreciation expense of $0.5 million during the year ended December 31, 2019 compared to each of the years ended December 31, 2018 and 2017, respectively, driven by the accounting treatment for our San Francisco office lease. Refer to the interest expense section below for a discussion of the impact of the ASC 842 adoption on interest expense. As we adopted and reported under ASC 842 for the first time in this Annual Report on Form 10-K, our 2019 quarterly interim filings reported on Form 10-Q do not reflect accounting under ASC 842 and thus do not reflect this reclassification from interest expense and depreciation expense to lease operating expense.
Product development. Product development expenses consist primarily of costs associated with our employees in product development and product engineering activities. We expect our product development expenses to continue to increase in absolute dollars over time. In the near-term, we anticipate our product development expenses will increase as a percentage of net revenue as we focus on enhancing, improving and expanding the capabilities of our platform. We also expect to continue investing in building Eventbrite's infrastructure to enhance and support development of new technologies. Over the long-term, we anticipate that product development expenses will decrease as a percentage of net revenue as our revenue grows and as we continue to expand our development staff in lower cost markets.
Sales, marketing and support. Sales, marketing and support expenses consist primarily of costs associated with our employees involved in selling and marketing our products, public relations and communication activities, marketing programs, travel and customer support costs associated with free events on our platform. For our sales teams, this also includes commissions. We also classify certain creator-related expenses, such as refunds of the ticket price paid by us on behalf of a creator as sales, marketing and support expense. Our sales, marketing and support expenses also includes the amortization of acquired customer relationship intangible assets, which was $10.4 million, $10.2 million and $4.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. Sales, marketing and support expenses are driven by investments to grow and retain creators and attendees on our platform. We expect sales, marketing and support expenses to increase in absolute dollars over time. In the near-term, we anticipate sales, marketing and support expenses will fluctuate as a percentage of net revenue, but over the long-term we anticipate that it will decrease as a percentage of net revenue.

General and administrative. General and administrative expenses consist of personnel costs, including stock-based compensation, for finance, accounting, legal, risk, human resources and administrative personnel. It also includes professional fees for legal, accounting, finance, human resources and other corporate matters. Our general and administrative expenses also include accruals for sales tax and VAT, as well as impairment charges related to creator upfront payments. Our general and administrative expenses have increased on an actual dollar basis over time and we expect general and administrative expenses to continue to increase in absolute dollars over time. However, over the long-term, we anticipate general and administrative expenses to decline as a percentage of net revenue as we continue to grow and scale our business and as we mature as a public company.
Interest Expense
Interest expense relates primarily to our outstanding debt, which historically has been related to acquisitions, either as part of consideration or to finance cash consideration. During 2018, we had up to $75.0 million in outstanding debt related to our credit facilities with Western Technology Investments (WTI Loan Facilities). In September 2018, we entered into a senior secured credit facility with a syndicate of banks consisting of $75.0 million aggregate principal amount of term loans (the New Term Loans), which was fully repaid in September 2019.
In 2018 and 2017, we recognized interest expense related to our build-to-suit lease financing obligation. As a result of our adoption of ASC 842, we did not recognize interest expense related to the build-to-suit lease in 2019. We reported interest expense of $3.4 million and $3.5 million for the years ended December 31, 2018 and 2017, respectively, related to build-to-suit lease accounting.
We expect to incur minimal interest expense in the near-term as we had no outstanding debt as of December 31, 2019 and we are no longer recording interest expense related to build-to-suit lease accounting. If we do issue debt in the future, we would expect to record interest expense related to such debt.
Change in Fair Value of Redeemable Convertible Preferred Stock Warrant Liability
We have issued redeemable convertible preferred stock warrants in connection with debt facilities. The redeemable convertible preferred stock warrants were classified as a liability on our consolidated balance sheet and remeasured to fair value at each balance sheet date with the corresponding charge recorded as a change in fair value of redeemable convertible preferred stock warrant liability on the consolidated statements of operations. In connection with our IPO, all warrants were automatically exercised for no consideration, and, as such, we do not have any redeemable convertible preferred stock warrant liability at December 31, 2019 or 2018.
Loss on Debt Extinguishment
Loss on debt extinguishment consists of amounts recorded related to our accounting for the retirement of our debt obligations.
Other Income (Expense), Net
Other income (expense), net consists of interest income, foreign exchange rate remeasurement gains and losses recorded from consolidating our subsidiaries each period-end and changes in fair value of term loan embedded derivatives.
Income Tax Provision (Benefit)
Income tax provision (benefit) consists primarily of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. The differences in the tax provision and benefit for the periods presented and the U.S. federal statutory rate is primarily due to foreign taxes in profitable jurisdictions and the recording of a full valuation allowance on our deferred tax assets and certain foreign losses which benefit from rates lower than the U.S. statutory rate. We apply the discrete method provided in ASC Topic 740 to calculate our interim tax provision.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The Company has reclassified $13.6 million and $4.6 million of expenses for the years ended December 31, 2018 and 2017, respectively, to make the presentation consistent with the current year. There was no change to total operating expenses, loss from operations, loss before income taxes or net loss for the years ended December 31, 2018 or 2017 as a result of these reclassifications. For a discussion and comparison of the years ended December 31, 2018 and 2017, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2018 Annual Report on Form 10-K filed with the SEC on March 7, 2019. The following tables set forth our consolidated results of operations data and such data as a percentage of net revenue for the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Consolidated Statements of Operations
Net revenue	$326,801	$291,611	$201,597
Cost of net revenue	129,141	120,653	81,667
Gross profit	197,660	170,958	119,930
Operating expenses:
Product development	64,196	46,071	30,608
Sales, marketing and support	102,874	83,428	59,740
General and administrative	100,541	80,134	62,989
Total operating expenses	267,611	209,633	153,337
Loss from operations	(69,951)	(38,675)	(33,407)
Interest expense	(2,986)	(11,295)	(6,462)
Change in fair value of redeemable convertible preferred stock warrant liability	—	(9,591)	(2,200)
Loss on debt extinguishment	(1,742)	(178)	—
Other income (expense), net	5,727	(3,189)	3,509
Loss before income taxes	(68,952)	(62,928)	(38,560)
Income tax provision (benefit)	(192)	1,150	(13)
Net loss	$(68,760)	$(64,078)	$(38,547)

	Year Ended December 31,
	2019	2018	2017
Consolidated Statements of Operations, as a percentage of net revenue
Net revenue	100.0%	100.0%	100.0%
Cost of net revenue	39.5	41.4	40.5
Gross profit	60.5	58.6	59.5
Operating expenses:
Product development	19.6	15.8	15.2
Sales, marketing and support	31.5	28.6	29.6
General and administrative	30.8	27.5	31.2
Total operating expenses	81.9	71.9	76.1
Loss from operations	(21.4)	(13.3)	(16.6)
Interest expense	(0.9)	(3.9)	(3.2)
Change in fair value of redeemable convertible preferred stock warrant liability	—	(3.3)	(1.1)
Loss on debt extinguishment	(0.5)	(0.1)	—
Other income (expense), net	1.8	(1.1)	1.7
Loss before income taxes	(21.1)	(21.6)	(19.1)
Income tax provision (benefit)	(0.1)	0.4	—
Net loss	(21.0)%	(22.0)%	(19.1)%

Comparison of the years ended December 31, 2019 and 2018
Net revenue

	Year Ended December 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Net revenue	$326,801	$291,611	$35,190	12.1%
The increase in net revenue during 2019 compared to 2018 was driven primarily by growth in paid ticket volume, which increased by 12.5% from 2018 to 2019, from 97.3 million paid tickets to 109.4 million paid tickets. Net revenue per paid ticket of $2.99 in 2019 remained consistent with net revenue per paid ticket in 2018 of $3.00.
Cost of net revenue

	Year Ended December 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Cost of net revenue	$129,141	$120,653	$8,488	7.0%
Percentage of total net revenue	39.5%	41.4%
Gross margin	60.5%	58.6%
The increase in cost of net revenue during 2019 compared to 2018 was primarily due to an increase in payment processing costs of $10.3 million, driven by our paid ticket volume growth, an increase in platform fees and operating costs of $3.7 million and smaller increases in allocated customer support costs and field operations costs. These increases were offset by a decrease in amortization of acquired developed technology as the ticketscript and Ticketfly developed technology assets, which were acquired in January 2017 and September 2017, respectively, became fully amortized in 2018. This helped improve our gross margin in 2019 compared to 2018.

Operating expense
Product development

	Year Ended December 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Product development	$64,196	$46,071	$18,125	39.3%
Percentage of total net revenue	19.6%	15.8%
The increase in product development expense during 2019 compared to 2018 was primarily due to increased personnel costs of $15.1 million, including $5.3 million of stock-based compensation, resulting from our ongoing hiring efforts and increased average headcount in 2019 compared to 2018. There was also an increase of $1.8 million in operating lease expense driven by the adoption of ASC 842 and the recognition of our San Francisco office lease as an operating lease in 2019 compared to a build-to-suit lease in 2018.
Sales, marketing and support

	Year Ended December 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Sales, marketing and support	$102,874	$83,428	$19,446	23.3%
Percentage of total net revenue	31.5%	28.6%
The increase in sales, marketing and support expenses during 2019 compared to 2018 was primarily due to an increase of $8.5 million in creator-related expenses, driven by event cancellations whereby we refunded the face value of tickets to attendees on behalf of creators. We also incurred increased direct and discretionary marketing expenses of $3.3 million and increased personnel-related expenses of $2.8 million, including $1.9 million of stock-based compensation. The remainder of the increase was made up of multiple smaller increases, including increased lease expense as a result of ASC 842 and the accounting treatment of our San Francisco office lease.

General and administrative

	Year Ended December 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
General and administrative	$100,541	$80,134	$20,407	25.5%
Percentage of total net revenue	30.8%	27.5%
The increase in general and administrative expenses during 2019 compared to 2018 was a result of several factors, including two contra-expense items recorded in 2018. First, tax expense increased by $6.3 million in 2019 compared to 2018 primarily due to the reversal of sales tax reserves due to cumulative reserve remeasurements recorded in 2018. Second, we recorded $6.6 million of insurance proceeds as a reduction of general and administrative expense in 2018, stemming from the Ticketfly cyber incident, which occurred in June 2018. Additionally, in 2019, we incurred increased professional services spend of $6.0 million due to our strategic realignment initiatives and increased impairment charges of $4.1 million related to creator upfront payments. We also recognized increased lease operating expense as a result of ASC 842 and the accounting treatment of our San Francisco office lease.
Interest expense

	Year Ended December 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Interest expense	$(2,986)	$(11,295)	$(8,309)	(73.6)%
Percentage of total net revenue	(0.9)%	(3.9)%
The decrease in interest expense during 2019 compared to 2018 was driven by smaller amounts of lower-interest bearing outstanding debt in 2019 compared to 2018. The WTI Loan Facilities, which were outstanding for the first three quarters of 2018 bore interest at a rate higher than the New Term Loans, which were outstanding for the fourth quarter of 2018 and the first three quarters of 2019. We fully repaid the WTI Loan Facilities in September 2018 and terminated the underlying agreements. In September 2019, we repaid the New Term Loans in full and we terminated the underlying agreements. As of December 31, 2019, we had no outstanding debt.

Additionally, we recognized $3.4 million of interest expense in 2018 related to our build-to-suit lease financing obligation, which was derecognized on January 1, 2019 in connection with our adoption of ASC 842. No interest expense related to the build-to-suit lease financing obligation was recorded in 2019.
Change in fair value of redeemable convertible preferred stock warrant liability

	Year Ended December 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Change in fair value of redeemable convertible preferred stock warrant liability	$—	$(9,591)	$(9,591)	(100.0)%
Percentage of total net revenue	—%	(3.3)%
The change in fair value of our redeemable convertible preferred stock warrant liability during 2018 was due to an increase in the underlying fair value of our redeemable convertible preferred stock from January 1, 2018 to September 20, 2018. In connection with our IPO, which occurred on September 20, 2018, the redeemable convertible preferred stock warrants were automatically exercised into shares of our Class B common stock following which the warrants ceased to be outstanding. As a result, there was no change in fair value recorded during the year ended December 31, 2019.
Loss on debt extinguishment

	Year Ended December 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Loss on debt extinguishment	$(1,742)	$(178)	$1,564	*
Percentage of total net revenue	(0.5)%	(0.1)%
________
* Not meaningful
In September 2019, we repaid the New Term Loans in full making payments of $62.2 million of principal and $0.8 million of accrued interest and fees, and we terminated the New Term Loans. We recorded a loss on debt extinguishment of $1.7 million related to the write-off of unamortized debt issuance costs.
The loss on debt extinguishment recorded in 2018 was due to a loss of $17.2 million related to the extinguishment of all outstanding debt under our WTI Loan Facilities in September 2018, offset by a gain of $17.0 million related to the retirement of our outstanding promissory note in March 2018, which was originally issued in connection with the Ticketfly acquisition.
Other income (expense), net

	Year Ended December 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Other income (expense), net	$5,727	$(3,189)	$8,916	279.6%
Percentage of total net revenue	1.8%	(1.1)%
The increase in other income (expense), net during 2019 compared to 2018 was driven by foreign currency rate measurement fluctuations. We recognized foreign currency rate measurement losses during 2018 as a result of the strengthening of the U.S. dollar compared to the currencies with which we operate and process transactions. We recognized foreign currency rate measurement gains during 2019 as a result of the overall weakening of the U.S. dollar compared to the currencies with which we operate and process transactions. Partially offsetting these losses in 2018 was a $2.1 million gain recognized from the change in fair value of our term loan embedded derivatives. We also recognize interest income of $4.6 million in 2019 compared to $1.4 million in 2018.

Income tax provision (benefit)

	Year Ended December 31,		Change
	2019	2018	$	%
	(in thousands, except percentages)
Income tax provision (benefit)	$(192)	$1,150	$1,342	116.7%
Percentage of total net revenue	(0.1)%	0.4%

The benefit from income taxes increased $1.3 million in 2019 compared to 2018 and was primarily attributable to the change in our year-over-year jurisdictional earnings mix and the recognition of tax attributes in our non-U.S. subsidiaries.

Quarterly Results of Operations Data
The following tables set forth our unaudited quarterly statements of operations data for each of the eight quarters in the period ended December 31, 2019. The information for each quarter has been prepared on a basis consistent with our audited consolidated financial statements included in this Annual Report on Form 10-K, and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K. These quarterly results of operations are not necessarily indicative of the results we may achieve in any future period.

	Three Months Ended
	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018	March 31, 2019(1)	June 30, 2019(1)	Sept. 30, 2019(1)	Dec. 31, 2019
	(in thousands)
Consolidated Statements of Operations
Net revenue	$74,526	$67,542	$73,628	$75,915	$81,326	$80,758	$82,052	$82,665
Cost of net revenue(2)	28,084	29,863	31,477	31,229	30,565	31,119	33,389	34,068
Gross profit	46,442	37,679	42,151	44,686	50,761	49,639	48,663	48,597
Operating expenses(2):
Product development	8,834	10,981	12,856	13,400	14,597	16,628	16,211	16,760
Sales, marketing and support	20,717	21,513	21,186	20,012	21,725	26,053	28,764	26,332
General and administrative	19,982	18,405	21,163	20,584	25,380	22,287	27,390	25,484
Total operating expenses	49,533	50,899	55,205	53,996	61,702	64,968	72,365	68,576
Loss from operations	(3,091)	(13,220)	(13,054)	(9,310)	(10,941)	(15,329)	(23,702)	(19,979)
Interest expense	(2,909)	(3,190)	(3,300)	(1,896)	(1,092)	(1,033)	(853)	(8)
Change in fair value of redeemable convertible preferred stock warrant liability	(1,321)	(4,750)	(3,520)	—	—	—	—	—
Gain (loss) on debt extinguishment	16,995	—	(17,173)	—	—	—	(1,742)	—
Other income (expense), net	(281)	(3,013)	1,414	(1,309)	2,180	375	(3,700)	6,872
Income (loss) before income taxes	9,393	(24,173)	(35,633)	(12,515)	(9,853)	(15,987)	(29,997)	(13,115)
Income tax provision (benefit)	370	430	(117)	467	100	(1,193)	147	754
Net income (loss)	9,023	(24,603)	(35,516)	(12,982)	(9,953)	(14,794)	(30,144)	(13,869)
Net income attributable to participating securities	9,023	—	—	—	—	—	—	—
Net loss attributable to common stockholders	$—	$(24,603)	$(35,516)	$(12,982)	$(9,953)	$(14,794)	$(30,144)	$(13,869)
Net loss per share attributable to common stockholders, basic and diluted	$—	$(1.12)	$(1.24)	$(0.17)	$(0.13)	$(0.18)	$(0.36)	$(0.16)
Weighted-average shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	20,711	21,886	28,736	78,242	78,670	81,369	83,063	84,488

(1) The quarterly information for each of the three months ended March 31, 2019, June 30, 2019 and September 30, 2019 has been recasted to reflect the adoption of ASC 842. Below is a reconciliation of the As reported amounts for the impacted line items from our 2019 quarterly interim reporting filed on Form 10-Q to the recasted amounts shown in the quarterly information table (the As reported amounts for the three months ended March 31, 2019 includes a $0.4 million reclassification from general and administrative expense to sales, marketing and support expense, to make the presentation consistent with other periods):

	Three Months Ended March 31, 2019			Three Months Ended June 30, 2019			Three Months Ended September 30, 2019
	As Reported	Effect of ASC 842 Adoption	Recasted	As Reported	Effect of ASC 842 Adoption	Recasted	As Reported	Effect of ASC 842 Adoption	Recasted
Net Revenue	$81,326	$—	$81,326	$80,758	$—	$80,758	$82,052	$—	$82,052
Cost of Net Revenue	30,518	47	30,565	31,073	46	31,119	33,345	44	33,389
Gross Profit	50,808	(47)	50,761	49,685	(46)	49,639	48,707	(44)	48,663
Operating Expenses:
Product Development	14,264	333	14,597	16,295	333	16,628	15,902	309	16,211
Sales, marketing and support	21,562	163	21,725	25,872	181	26,053	28,552	212	28,764
General and administrative	25,127	253	25,380	22,051	236	22,287	27,159	231	27,390
Total operating expenses	60,953	749	61,702	64,218	750	64,968	71,613	752	72,365
Loss from operations	(10,145)	(796)	(10,941)	(14,533)	(796)	(15,329)	(22,906)	(796)	(23,702)
Interest expense	(1,933)	841	(1,092)	(1,868)	835	(1,033)	(1,681)	828	(853)
Loss on debt extinguishment	—	—	—	—	—	—	(1,742)	—	(1,742)
Other income (expense), net	2,180	—	2,180	375	—	375	(3,700)	—	(3,700)
Loss before income taxes	(9,898)	45	(9,853)	(16,026)	39	(15,987)	(30,029)	32	(29,997)
Income tax provision (benefit)	100	—	100	(1,193)	—	(1,193)	147	—	147
Net loss	$(9,998)	$45	$(9,953)	$(14,833)	$39	$(14,794)	$(30,176)	$32	$(30,144)

(2) Amounts include stock-based compensation expense as follows:
	Three Months Ended
	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019
	(in thousands)
Cost of net revenue	$53	$71	$154	$151	$244	$325	$393	$435
Product development	601	747	2,497	1,968	2,038	2,187	3,322	3,583
Sales, marketing and support	714	864	1,151	841	1,223	1,246	1,569	1,433
General and administrative	1,492	3,566	11,247	4,114	4,622	4,948	4,652	5,374
Total	$2,860	$5,248	$15,049	$7,074	$8,127	$8,706	$9,936	$10,825

	Three Months Ended
	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019
Percentage of Net Revenue
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of net revenue	37.7	44.2	42.8	41.1	37.6	38.5	40.7	41.2
Gross profit	62.3	55.8	57.2	58.9	62.4	61.5	59.3	58.8
Operating expenses:
Product development	11.9	16.3	17.5	17.7	17.9	20.6	19.8	20.3
Sales, marketing and support	27.8	31.9	28.8	26.4	26.7	32.3	35.1	31.9
General and administrative	26.8	27.2	28.7	27.1	31.2	27.6	33.4	30.8
Total operating expenses	66.5	75.4	75.0	71.1	75.9	80.4	88.2	83.0
Loss from operations	(4.1)	(19.6)	(17.7)	(12.3)	(13.5)	(19.0)	(28.9)	(24.2)
Interest expense	(3.9)	(4.7)	(4.5)	(2.5)	(1.3)	(1.3)	(1.0)	—
Change in fair value of redeemable convertible preferred stock warrant liability	(1.8)	(7.0)	(4.8)	—	—	—	—	—
Gain (loss) on debt extinguishment	22.8	—	(23.3)	—	—	—	(2.1)	—
Other income (expense), net	(0.4)	(4.5)	1.9	(1.7)	2.7	0.5	(4.5)	8.3
Income (loss) before income taxes	12.6	(35.8)	(48.4)	(16.5)	(12.1)	(19.8)	(36.6)	(15.9)
Income tax provision (benefit)	0.5	0.6	(0.2)	0.6	0.1	(1.5)	0.2	0.9
Net income (loss)	12.1%	(36.4)%	(48.2)%	(17.1)%	(12.2)%	(18.3)%	(36.7)%	(16.8)%

The following table presents our paid ticket volume for each of the periods indicated:

	Three Months Ended
	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019
	(in thousands)
Paid ticket volume	23,598	23,099	23,896	26,702	27,026	26,538	26,897	28,967

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018	March 31, 2019(1)	June 30, 2019(1)	Sept. 30, 2019(1)	Dec. 31, 2019
	(in thousands)
Net income (loss)	$9,023	$(24,603)	$(35,516)	$(12,982)	$(9,953)	$(14,794)	$(30,144)	$(13,869)
Add:
Depreciation and amortization	8,202	8,580	8,830	8,996	6,012	5,957	6,112	6,243
Stock-based compensation	2,860	5,248	15,049	7,074	8,127	8,706	9,936	10,825
Interest expense	2,909	3,190	3,300	1,896	1,092	1,033	853	8
Change in fair value of redeemable convertible preferred stock warrant liability	1,321	4,750	3,520	—	—	—	—	—
(Gain) loss on debt extinguishment	(16,995)	—	17,173	—	—	—	1,742	—
Direct and indirect acquisition related costs	823	622	611	545	673	130	34	—
Employer taxes related to employee equity transactions	—	—	—	—	187	524	182	662
Other (income) expense, net	281	3,013	(1,414)	1,309	(2,180)	(375)	3,700	(6,872)
Income tax provision (benefit)	370	430	(117)	467	100	(1,193)	147	754
Adjusted EBITDA	$8,794	$1,230	$11,436	$7,305	$4,058	$(12)	$(7,438)	$(2,249)

(1) The quarterly information for each of the three months ended March 31, 2019, June 30, 2019 and September 30, 2019 has been recasted to reflect the adoption of ASC 842. Below is a reconciliation of the As reported amounts for the impacted line items from our 2019 quarterly interim reporting filed on Form 10-Q to the recasted amounts shown in the quarterly Adjusted EBITDA reconciliation:

	Three Months Ended March 31, 2019			Three Months Ended June 30, 2019			Three Months Ended September 30, 2019
	As Reported	Effect of ASC 842 Adoption	Recasted	As Reported	Effect of ASC 842 Adoption	Recasted	As Reported	Effect of ASC 842 Adoption	Recasted
Net loss	$(9,998)	$45	$(9,953)	$(14,833)	$39	$(14,794)	$(30,176)	$32	$(30,144)
Add:
Depreciation and amortization	6,137	(125)	6,012	6,082	(125)	5,957	6,237	(125)	6,112
Stock-based compensation	8,127	—	8,127	8,706	—	8,706	9,936	—	9,936
Interest expense	1,933	(841)	1,092	1,868	(835)	1,033	1,681	(828)	853
Loss on debt extinguishment	—	—	—	—	—	—	1,742	—	1,742
Direct and indirect acquisition related costs	673	—	673	130	—	130	34	—	34
Employer taxes related to employee equity transactions	187	—	187	524	—	524	182	—	182
Other (income) expense, net	(2,180)	—	(2,180)	(375)	—	(375)	3,700	—	3,700
Income tax provision (benefit)	100	—	100	(1,193)	—	(1,193)	147	—	147
Adjusted EBITDA	$4,979	$(921)	$4,058	$909	$(921)	$(12)	$(6,517)	$(921)	$(7,438)

The following table presents a reconciliation of free cash flow, which is computed on a trailing twelve-month basis, from net cash provided by operating activities for each of the periods indicated:

	Twelve Months Ended
	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019
	(in thousands)
Net cash provided by operating activities	$38,977	$24,554	$6,148	$7,162	$7,476	$15,780	$34,868	$28,658
Purchases of property and equipment and capitalized internal-use software development costs	(9,703)	(11,392)	(12,369)	$(12,650)	(12,934)	(13,353)	(13,858)	(13,598)
Free cash flow	$29,274	$13,162	$(6,221)	$(5,488)	$(5,458)	$2,427	$21,010	$15,060

Liquidity and Capital Resources
As of December 31, 2019, we had cash and cash equivalents of $420.7 million and funds receivable of $54.9 million. Our cash and cash equivalents includes bank deposits and money market funds held by financial institutions and is held for working capital purposes. Our funds receivable represents cash-in-transit from credit card processors that is received to our bank accounts within five business days of the underlying ticket transaction. Collectively, our cash, cash equivalents and funds receivable balances represent a mix of cash that belongs to us and cash that is due to the creator. The amounts due to creators, which was $308.4 million as of December 31, 2019, are captioned on our consolidated balance sheets as accounts payable, creators.
We also make payments to creators to provide the creator with short-term liquidity in advance of ticket sales. These amounts are recovered by us as tickets are sold by the respective creator, and are typically expected to be recovered within 12 months of the payment date. Amounts expected to be recovered within 12 months of the balance sheet date are classified as creator advances, net, and any remaining amounts are classified as creator advances, noncurrent. We maintain an allowance for estimated creator advances that are not recoverable and present the creator advances balances net on our consolidated balance sheets. Creator advances, net was $22.3 million and $21.3 million as of December 31, 2019 and 2018, respectively, and creator advances, noncurrent was $0.9 million and $1.9 million as of December 31, 2019 and 2018, respectively.

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
Also in September 2018, we entered into the New Term Loans and a $75.0 million revolving credit facility (the New Revolving Credit Facility, and together with the New Term Loans, the New Credit Facilities). The New Term Loans were fully funded in September 2018 and we received cash proceeds of $73.6 million, net of arrangement fees of $1.1 million and upfront fees of $0.3 million.
In September 2019, we elected to prepay the outstanding principal balance of the New Term Loans in its entirety and terminate the New Credit Facilities. We paid $63.0 million, which consisted of $62.2 million of outstanding principal and $0.8 million of accrued interest and fees. We recorded a loss on debt extinguishment of $1.7 million during the year ended December 31, 2019 related to the repayment of the New Term Loans.
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
As of December 31, 2019, approximately 55.3% of our cash was held outside of the United States, which was held primarily on behalf of, and to be remitted to, creators and to fund our foreign operations. We do not expect to incur significant taxes related to these amounts.
Cash Flows
Our cash flow activities were as follows for the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$28,658	$7,162	$29,821
Investing activities	(13,598)	(39)	(140,652)
Financing activities	(31,520)	240,056	159,514
Net increase (decrease) in cash, cash equivalents and restricted cash	$(16,460)	$247,179	$48,683

For a discussion and comparison of the years ended December 31, 2018 and 2017, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2018 Annual Report on Form 10-K filed with the SEC on March 7, 2019.
Comparison of Years Ended December 31, 2019 and 2018
Cash Flows from Operating Activities
The net cash provided by operating activities of $28.7 million for the year ended December 31, 2019 was due primarily to a net loss of $68.8 million with adjustments for depreciation and amortization of $24.3 million, stock-based compensation expense of $37.6 million, amortization of creator signing fees of $10.9 million, impairment charges of $5.7 million, provision for bad debt and creator advances of $2.4 million and loss on debt extinguishment of $1.7 million. Additionally, there was an increase in accounts payable to creators of $36.2 million due to increases in paid ticket volume, a decrease in funds receivable of $3.8 million and an increase in other accrued liabilities of $2.2 million. These items were partially offset by an increase in creator signing fees paid of $21.2 million, an increase in creator advances, net of $5.7 million and a decrease in accrued taxes of $2.8 million. The increases in creator signing fees, net, and creator advances, net, were due to increases in our sales contracting with creators.
The net cash provided by operating activities of $7.2 million for the year ended December 31, 2018 was due primarily to a net loss of $64.1 million with adjustments for depreciation and amortization of $34.6 million, stock-based compensation expense of $30.2 million, amortization of creator signing fees of $7.1 million, change in fair value of redeemable convertible preferred stock warrant liability of $9.6 million and a change in fair value of term loan embedded derivatives of $2.1 million. Additionally, there was an increase in accounts payable to creators of $24.5 million due to increases in paid ticket volume and an increase in other accrued liabilities of $4.3 million. These items were partially offset by a decrease in accrued taxes of $9.4 million, an increase in creator signing fees paid of $16.0 million, an increase in creator advances, net of $5.3 million and an increase in funds receivable of $6.8 million. The increases in creator signing fees paid and creator advances, net, were due to increases in our sales contracting with creators and the increase in funds receivable was due to increases in paid ticket volume.
Cash Flows from Investing Activities
The net cash used in investing activities of $13.6 million for the year ended December 31, 2019 was due to capitalized software development costs of $7.7 million and purchases of property and equipment of $5.9 million.
The net cash used in investing activities of $39 thousand for the year ended December 31, 2018 was due to net cash provided from acquisitions of $12.6 million, driven by net cash acquired from the Ticketea acquisition, which occurred in April 2018, partially offset by capitalized software development costs of $7.2 million and purchases of property and equipment of $5.4 million.
Cash Flows from Financing Activities
The net cash used in financing activities of $31.5 million during the year ended December 31, 2019 was due primarily to $73.6 million in principal payments on our debt obligations and $1.1 million in taxes paid related to the net share settlement of equity awards. These cash outflows were offset by $40.7 million in proceeds from exercise of stock options and $3.6 million of proceeds from the issuance of common stock under our Employee Stock Purchase Plan (ESPP).
The net cash provided by financing activities of $240.1 million during the year ended December 31, 2018 was due primarily to $241.0 million in aggregate proceeds from the completion of our IPO, net of underwriters' discounts and offering costs, $118.6 million in proceeds from term loans and $8.1 million in proceeds from exercise of stock options. These cash inflows were offset by $111.1 million in principal payments on our debt obligations, $6.8 million in prepayment penalties resulting from the extinguishment of our WTI Loan Facilities and $9.0 million in taxes paid related to the net share settlement of equity awards.
Concentrations of Credit Risk
As of December 31, 2019 and December 31, 2018, there were no customers that represented 10% or more of our accounts receivable balance. There were no customers that individually exceeded 10% of our net revenue during the years ended December 31, 2019 and 2018.

Contractual Obligations and Commitments
We had no outstanding debt as of December 31, 2019.
Our principal commitments consist of our operating lease obligations (partially offset by sublease income), capital commitments to creators and purchase commitments. The following table summarizes our consolidated principal contractual cash obligations and rights as of December 31, 2019 (in thousands):

	Payments due by Period
	Total	Less than 1 year	Between 1-3 years	Between 3-5 years	More Than 5 Years
Operating lease obligations	$27,362	$9,766	$8,319	$5,116	$4,161
Sublease income	(5,444)	(4,205)	(1,239)	—	—
Future creator signing fees and creator advances	43,206	23,140	17,136	2,930	—
Purchase commitments	4,000	4,000	—	—	—
Total	$69,124	$32,701	$24,216	$8,046	$4,161
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements and did not have any such arrangements during each of the years ended December 31, 2019, 2018 or 2017.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).
Use of Estimates
In order to conform with GAAP, we are required to make certain estimates, judgments and assumptions when preparing our consolidated financial statements. These estimates, judgments and assumptions affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. These estimates include, but are not limited to, the recoverability of creator signing fees and creator advances, the capitalization and estimated useful life of internal-use software, certain assumptions used in the valuation of equity awards, determining the fair value of the redeemable convertible preferred stock warrant liability prior to the IPO, fair value of the term loan derivative liability, assumptions used in determining the fair value of business combinations, the allowance for doubtful accounts, indirect tax reserves and contra-revenue amounts related to fraudulent events, customer disputed transactions and refunds. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates and such differences could be material to our consolidated financial statements.
Revenue Recognition
We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40) (ASC 606) on January 1, 2019.
We determine revenue recognition through the following steps:

i.	Identification of the contract, or contracts, with a customer
ii.	Identification of the performance obligations in the contract
iii.	Determination of the transaction price
iv.	Allocation of the transaction price to the performance obligations in the contract
v.	Recognition of revenue, when, or as, we satisfy the performance obligation

We derive our revenues primarily from service fees and payment processing fees charged at the time a ticket for an event is sold. We also derive revenues from providing certain creators with account management services and customer support. Our customers are event creators who use our platform to sell tickets to attendees. Revenue is recognized when or as control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. We allocate the transaction price by estimating a standalone selling price for each performance obligation using an expected cost plus a margin approach. For service fees and payment processing fees, revenue is recognized when the ticket is sold. For account management services and customer support, revenue is recognized over the period from the date of the sale of the ticket to the date of the event.
The event creator has the choice of whether to use Eventbrite Payment Processing (EPP) or to use a third-party payment processor, referred to as Facilitated Payment Processing (FPP). Under the EPP option, we are the merchant of record and are responsible for processing the transaction and collecting the face value of the ticket and all associated fees at the time the ticket is sold. We are also responsible for remitting these amounts collected, less our fees, to the event creator. Under the FPP option, we are not responsible for processing the transaction or collecting the face value of the ticket and associated fees. In this case, we invoice the creator for all of our fees.
We evaluate whether it is appropriate to recognize revenue on a gross or net basis based upon our evaluation of whether we obtain control of the specified goods or services by considering if we are primarily responsible for fulfillment of the promise, have inventory risk, and have the latitude in establishing pricing and selecting suppliers, among other factors. We determined the event creator is the party responsible for fulfilling the promise to the attendee, as the creator is responsible for providing the event for which a ticket is sold, determines the price of the ticket and is responsible for providing a refund if the event is canceled. Our service provides a platform for the creator and event attendee to transact and our performance obligation is to facilitate and process that transaction and issue the ticket. The amount that we earn for our services is fixed. For the payment processing service, we determined that we are the principal in providing the service as we are responsible for fulfilling the promise to process the payment and we have discretion and latitude in establishing the price of our service. Based on our assessment, we record revenue on a net basis related to our ticketing service and on a gross basis related to our payment processing service. As a result, costs incurred for processing the transactions are included in cost of net revenues in the consolidated statements of operations.
Revenue is presented net of indirect taxes, value-added taxes, creator royalties and reserves for customer refunds, payment chargebacks and estimated uncollectible amounts. If an event is cancelled by a creator, then any obligations to provide refunds to event attendees are the responsibility of that creator. If a creator is unwilling or unable to fulfill their refund obligations, we may, at our discretion, provide attendee refunds. Revenue is also presented net of the amortization of creator signing fees. The benefit we receive by securing exclusive ticketing and payment processing rights with certain creators from creator signing fees is inseparable from the customer relationship with the creator and accordingly these fees are recorded as a reduction of revenue in the consolidated statements of operations.
Creator Signing Fees, Net
Creator signing fees, net represent contractual amounts paid to creators pursuant to event ticketing and payment processing agreements. Creator signing fees are additional incentives paid by us to secure exclusive ticketing and payment processing rights with certain creators. These payments are amortized over the life of the contract to which they relate on a straight-line basis. Creator signing fees are presented net of reserves on the consolidated balance sheets. Reserves are recorded based on our assessment of various factors, including a creator's payment history, the frequency and size of historical and planned future events, and macro-economic conditions and current events that may impact a creator's ability to generate future ticket sales. Amortization of creator signing fees is recorded as a reduction of revenue in the consolidated statements of operations.
Creator Advances, Net
Creator advances, net represent contractual amounts paid to creators pursuant to event ticketing and payment processing agreements. Creator advances provide the creator with funds in advance of the event and are subsequently recovered by withholding amounts due to us from the sale of tickets until the creator advance has been fully recovered. Creator advances are presented net of reserves for potentially unrecoverable amounts on the consolidated balance sheets. Reserves are recorded based on our assessment of various factors, including a creator's payment history, the rate and timing of recovery for outstanding advances, the frequency and size of historical and planned future events, and macro-economic conditions and current events that may impact a creator's ability to generate future ticket sales.

Business Combinations, Goodwill and Acquired Intangible Assets
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. Such valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology and trade names from a market participant perspective, useful lives and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized but the Company evaluates goodwill impairment of its single reporting unit annually in the fourth quarter, or more frequently if events or changes in circumstances indicate the goodwill may be impaired.
Events or changes in circumstances which could trigger an impairment review include significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant underperformance relative to historical or projected future results of operations, a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition or a loss of key personnel.
We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if we conclude otherwise, then we are required to perform the first of a two-step impairment test.
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
Acquired intangible assets, net consists of identifiable intangible assets such as developed technology, customer relationships, and trade names resulting from our acquisitions. Acquired intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated economic lives following the pattern in which the economic benefits of the assets will be consumed, which is straight-line. Acquired intangible assets are presented net of accumulated amortization in the consolidated balance sheets.
We evaluate the recoverability of our acquired intangible assets for potential impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to the fair value.
Stock-Based Compensation Expense
Stock-based compensation expense is measured based on the grant-date fair value of the awards and recognized in the consolidated statements of operations over the period during which the award recipient is required to perform services in exchange for the award (the vesting period of the award).
We estimate the fair value of stock options granted using the Black-Scholes option pricing model. We measure the fair value of RSUs based on the fair value of the underlying shares on the date of grant. Compensation expense is recognized over the vesting period of the applicable award using the straight-line method. We estimate forfeitures in order to calculate stock-based compensation expense.

Income Taxes
We record income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.
We recognize tax benefits from uncertain tax positions if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Although we believe we have adequately provided for its uncertain tax positions, we can provide no assurance that the final tax outcome of these matters will not be materially different. We adjust these allowances when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements
Refer to Note 2 of our Notes to our Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for more information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
Interest expense related to our outstanding debt as of December 31, 2019 is related to fixed rate debt and interest expense related to the build-to-suit lease and is not sensitive to movements in interest rates. A 10% increase or decrease in interest rates would not have a material effect on our interest expense.
Foreign Currency Risk
Many of our creators live or operate outside the United States, and therefore we have significant ticket sales denominated in foreign currencies, most notably the British Pound, Euro, Canadian Dollar, Australian Dollar, Brazilian Real and Argentinian Peso. If currency exchange rates remain at current levels, currency translation could continue to negatively affect net revenue growth for events that are not listed in U.S. dollars and could also reduce the demand for U.S. dollar denominated events from attendees outside of the United States. Because the functional currency of our foreign subsidiaries is the U.S. dollar, fluctuations due to changes in currency exchange rates cause us to recognize transaction gains and losses in our statement of operations. A 10% increase or decrease in current exchange rates would not have a material impact on our consolidated results of operations.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Eventbrite, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Eventbrite, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases and the manner in which it accounts for revenue from contracts with customers in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Recoverability of Creator Signing Fees and Advances

As described in Notes 2, 4, and 5 to the consolidated financial statements, creator signing fees are additional incentives paid by the Company to secure exclusive ticketing and payment processing rights with certain creators. Creator advances provide creators with funds in advance of the event and are subsequently recovered by withholding amounts due to the Company from the sale of tickets until the creator advance has been fully recovered. The Company has recorded $26.3 million of creator signing fees and $23.2 million of creator advances as of December 31, 2019. Creator signing fees and creator advances are presented net of reserves for potentially unrecoverable amounts on the consolidated balance sheets. Reserves are recorded based on management’s assessment of various factors, including a creator’s payment history, the rate and timing of recovery for outstanding advances, the frequency and size of historical and planned future events, and macro-economic conditions and current events that may impact a creator’s ability to generate future ticket sales.

The principal considerations for our determination that performing procedures relating to the recoverability of creator signing fees and advances is a critical audit matter are there was significant judgment by management in developing the estimates of reserves for potentially unrecoverable amounts. This in turn led to significant audit effort in performing procedures relating to management’s estimate, including evaluating management’s assessment of a creator’s payment history, the rate and timing of recovery for outstanding advances, the frequency and size of historical and planned future events, and macro-economic conditions and current events that may impact a creator’s ability to generate future ticket sales, and a high degree of auditor judgment and subjectivity was necessary to evaluate the audit evidence obtained related to the estimates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to creator signing fees and advances, including controls over the development of the estimates of reserves for potentially unrecoverable amounts. These procedures also included, among others, evaluating management’s process for assessing the recoverability of creator signing fees and advances. This included evaluating the reasonableness of management’s assumptions over a creator’s ability to generate future ticket sales, which involved evaluating whether the assumptions used were reasonable considering a creator’s payment history, the rate and timing of recovery for outstanding advances, macro-economic conditions and current events, and subsequent events. These procedures included the testing of the completeness and accuracy of historical data provided by management, examining evidence from third parties and completing a retrospective review of prior period estimates to actual events for a sample of creator balances.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 2, 2020

We have served as the Company’s auditor since 2014.

EVENTBRITE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$420,712	$437,892
Funds receivable	54,896	58,697
Accounts receivable, net	2,932	4,069
Creator signing fees, net	9,597	7,324
Creator advances, net	22,282	21,255
Prepaid expenses and other current assets	14,157	16,467
Total current assets	524,576	545,704
Property, plant and equipment, net	19,735	44,219
Operating lease right-of-use assets	22,160	—
Goodwill	170,560	170,560
Acquired intangible assets, net	49,158	59,973
Restricted cash	2,228	1,508
Creator signing fees, noncurrent	16,710	9,681
Creator advances, noncurrent	922	1,887
Other assets	1,966	3,352
Total assets	$808,015	$836,884
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, creators	$308,371	$272,201
Accounts payable, trade	1,870	1,028
Accrued compensation and benefits	6,347	5,586
Accrued taxes	5,409	8,028
Operating lease liabilities	9,115	—
Current portion of term loans	—	5,635
Other accrued liabilities	19,196	15,726
Total current liabilities	350,308	308,204
Build-to-suit lease financing obligation	—	28,510
Accrued taxes, noncurrent	15,173	15,691
Operating lease liabilities, noncurrent	16,162	—
Term loans	—	67,087
Other liabilities	557	2,170
Total liabilities	382,200	421,662
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of December 31, 2019 or 2018	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized, 85,718,860 shares issued and outstanding as of December 31, 2019; 1,100,000,000 shares authorized, 78,546,874 shares issued and 78,358,394 shares outstanding as of December 31, 2018	1	—
Treasury stock at cost; no shares as of December 31, 2019 and 188,480 shares as of December 31, 2018	—	(488)
Additional paid-in capital	798,640	718,405
Accumulated deficit	(372,826)	(302,695)
Total stockholders’ equity	425,815	415,222
Total liabilities and stockholders’ equity	$808,015	$836,884
 (See accompanying Notes to Consolidated Financial Statements)

EVENTBRITE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Net revenue	$326,801	$291,611	$201,597
Cost of net revenue(1)	129,141	120,653	81,667
Gross profit	197,660	170,958	119,930
Operating expenses(1):
Product development	64,196	46,071	30,608
Sales, marketing and support	102,874	83,428	59,740
General and administrative	100,541	80,134	62,989
Total operating expenses	267,611	209,633	153,337
Loss from operations	(69,951)	(38,675)	(33,407)
Interest expense	(2,986)	(11,295)	(6,462)
Change in fair value of redeemable convertible preferred stock warrant liability	—	(9,591)	(2,200)
Loss on debt extinguishment	(1,742)	(178)	—
Other income (expense), net	5,727	(3,189)	3,509
Loss before income taxes	(68,952)	(62,928)	(38,560)
Income tax provision (benefit)	(192)	1,150	(13)
Net loss	$(68,760)	$(64,078)	$(38,547)
Net loss per share, basic and diluted	$(0.84)	$(1.71)	$(1.98)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	81,979	37,540	19,500

(1) Includes stock-based compensation as follows (in thousands):
	Year Ended December 31,
	2019	2018	2017
Cost of net revenue	$1,397	$429	$200
Product development	11,130	5,813	2,411
Sales, marketing and support	5,471	3,570	2,364
General and administrative	19,596	20,419	5,883

(See accompanying Notes to Consolidated Financial Statements)

EVENTBRITE, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2017	33,446,250	$200,082	—	$—	16,693,380	$—	(188,480)	$(488)	$51,474	$(200,070)	$(149,084)
Issuance of Series G redeemable convertible preferred stock at $16.3836 per share, net of issuance costs of $0.1 million	8,181,957	133,936	—	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options and warrants	—	—	—	—	1,401,872	—	—	—	1,767	—	1,767
Issuance of common stock for acquisitions	—	—	—	—	2,678,189	—	—	—	18,243	—	18,243
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	366	—	366
Stock-based compensation	—	—	—	—	—	—	—	—	11,441	—	11,441
Net loss	—	—	—	—	—	—	—	—	—	(38,547)	(38,547)
Balance at December 31, 2017	41,628,207	334,018	—	—	20,773,441	—	(188,480)	(488)	83,291	(238,617)	(155,814)
Issuance of common stock upon exercise of stock options	—	—	—	—	1,727,899	—	—	—	8,108	—	8,108
Issuance of common stock, acquisitions	—	—	—	—	757,218	—	—	—	8,832	—	8,832
Issuance of common stock for settlement of RSUs	—	—	—	—	802,900	—	—	—	—	—	—
Issuance of common stock in connection with the initial public offering, net of underwriting discounts and commissions	—	—	11,500,000	—	—	—	—	—	245,985	—	245,985
Conversion of redeemable convertible preferred stock in connection with initial public offering	(41,628,207)	(334,018)	—	—	42,188,624	—	—	—	334,018	—	334,018
Automatic conversion of warrants in connection with initial public offering	—	—	—	—	997,193	—	—	—	21,465	—	21,465
Costs related to initial public offering	—	—	—	—	—	—	—	—	(5,450)	—	(5,450)
Issuance of restricted stock awards	—	—	2,993	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	—	—	—	—	(391,874)	—	—	—	(9,013)	—	(9,013)
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	366	—	366
Stock-based compensation	—	—	—	—	—	—	—	—	30,803	—	30,803
Net loss	—	—	—	—	—	—	—	—	—	(64,078)	(64,078)
Balance at December 31, 2018	—	$—	11,502,993	$—	66,855,401	$—	(188,480)	$(488)	$718,405	$(302,695)	$415,222

EVENTBRITE, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (continued)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	11,502,993	$—	66,855,401	$—	(188,480)	$(488)	$718,405	$(302,695)	$415,222
Issuance of common stock upon exercise of stock options	—	—	6,209,953	—	255,407	—	—	—	40,669	—	40,669
Issuance of restricted stock awards	—	—	394,558	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	—	—	353,407	—	—	—	—	—	—	—	—
Issuance of common stock for ESPP Purchase	—	—	271,294	—	—	—	—	—	3,631	—	3,631
Shares withheld related to net share settlement	—	—	(124,153)	—	—	—	—	—	(2,821)	—	(2,821)
Conversion of common stock from Class B to Class A	—	—	43,255,565	1	(43,255,565)	—	—	—	(1)	—	—
Retirement of treasury shares	—	—	—	—	—	—	188,480	488	(488)	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	367	—	367
Cumulative effect adjustment upon adoption of ASU 2014-09	—	—	—	—	—	—	—	—	—	(600)	(600)
Cumulative effect adjustment upon adoption of ASU 2016-02	—	—	—	—	—	—	—	—	—	(771)	(771)
Stock-based compensation	—	—	—	—	—	—	—	—	38,878	—	38,878
Net loss	—	—	—	—	—	—	—	—	—	(68,760)	(68,760)
Balance at December 31, 2019	—	$—	61,863,617	$1	23,855,243	$—	—	$—	$798,640	$(372,826)	$425,815

(See accompanying Notes to Consolidated Financial Statements)

EVENTBRITE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(68,760)	$(64,078)	$(38,547)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,324	34,608	19,418
Amortization of creator signing fees	10,858	7,086	4,314
Noncash operating lease expense	8,246	—	—
Accretion of term loan	326	1,718	752
Loss on debt extinguishment	1,742	178	—
Change in fair value of redeemable convertible preferred stock warrant liability	—	9,591	2,200
Change in fair value of term loan embedded derivatives	—	(2,119)	—
Stock-based compensation	37,594	30,231	10,858
Impairment charges	5,671	3,425	2,715
Provision for bad debt and creator advances	2,433	2,742	921
Loss on disposal of equipment	73	99	1,271
Deferred income taxes	(380)	103	(400)
Excess tax benefit from stock-based compensation awards	—	—	(2,258)
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(288)	(2,092)	(775)
Funds receivable	3,801	(6,810)	(18,148)
Creator signing fees, net	(21,216)	(15,973)	(8,600)
Creator advances, net	(5,685)	(5,308)	(5,782)
Prepaid expenses and other current assets	1,690	(5,594)	(4,347)
Other assets	201	(1,643)	668
Accounts payable, creators	36,170	24,523	52,836
Accounts payable, trade	670	(507)	386
Accrued compensation and benefits	761	1,791	(333)
Accrued taxes	(2,619)	5,039	3,640
Operating lease liabilities	(9,146)	—	—
Other accrued liabilities	2,224	4,256	693
Accrued taxes, noncurrent	(137)	(14,458)	7,027
Other liabilities	105	354	1,312
Net cash provided by operating activities	28,658	7,162	29,821

EVENTBRITE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2019	2018	2017
Cash flows from investing activities
Purchases of property and equipment	(5,888)	(5,418)	(2,536)
Capitalized internal-use software development costs	(7,710)	(7,232)	(6,142)
Acquisitions, net of cash acquired	—	12,611	(131,974)
Net cash used in investing activities	(13,598)	(39)	(140,652)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriters' discounts and offering costs, net of reimbursements	—	240,965	—
Proceeds from issuance of common stock under ESPP	3,631	—	—
Proceeds from exercise of stock options	40,669	8,108	1,767
Excess tax benefit from stock-based compensation awards	—	—	2,258
Taxes paid related to net share settlement of equity awards	(1,066)	(9,013)	—
Proceeds from issuance of redeemable convertible preferred stock, net	—	—	133,936
Proceeds from term loans	—	118,578	30,000
Principal payments on debt obligations	(73,594)	(111,071)	(7,788)
Prepayment penalties on debt extinguishment	—	(6,803)	—
Payment of debt issuance costs	(457)	—	—
Payments on finance lease obligations	(290)	(78)	(249)
Payments on build-to-suit lease financing obligation	—	(630)	(410)
Payments of deferred offering costs	(413)	—	—
Net cash provided by (used in) financing activities	(31,520)	240,056	159,514
Net increase (decrease) in cash, cash equivalents and restricted cash	(16,460)	247,179	48,683
Cash, cash equivalents and restricted cash
Beginning of period	439,400	192,221	143,538
End of period	$422,940	$439,400	$192,221
Supplemental cash flow data
Interest paid	$10,657	$7,588	$868
Income taxes paid, net of refunds	1,096	202	144
Noncash investing and financing activities
Vesting of early exercised stock options	$367	$366	$366
Issued shares of common stock for acquisitions	—	8,832	18,243
Promissory notes issued in connection with acquisitions	—	—	57,500
Conversion of redeemable convertible preferred stock in connection with initial public offering	—	21,465	—
Issuance of redeemable convertible preferred stock warrants in connection with the loan facilities and term loan	—	4,603	5,071
Deferred offering costs included in accounts payable, trade and other accrued liabilities	—	430	—
Purchases of property and equipment, accrued but unpaid	436	—	—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	3,704	—	—

(See accompanying Notes to Consolidated Financial Statements)

EVENTBRITE, INC.
Notes to Consolidated Financial Statements
1. Overview and Basis of Presentation
Description of Business
Eventbrite, Inc. (Eventbrite or the Company) has built a powerful, broad technology platform to enable creators to solve the challenges associated with creating live experiences. The Company’s platform integrates components needed to seamlessly plan, promote and produce live events, thereby allowing creators to reduce friction and costs, increase reach and drive ticket sales.
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
Immediately prior to the closing of the IPO, (i) all shares of common stock then outstanding were reclassified as Class B Common Stock, (ii) 41,628,207 shares of redeemable convertible preferred stock outstanding converted into 42,188,624 shares of Class B common stock (including additional shares issued upon conversion of the Series G redeemable convertible preferred stock based on the IPO price of $23.00 per share) and (iii) warrants to purchase 933,269 shares of the Series G redeemable convertible preferred stock automatically exercised into 997,193 shares of Class B common stock. See Note 12 and Note 13 for additional details.
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated.
Prior Period Reclassification
Beginning in the first quarter of 2019, the Company classified the amortization of acquired customer relationship intangible assets and certain other costs as sales, marketing and support expenses. Previously, these expenses were classified as general and administrative expenses. The Company has reclassified $13.6 million and $4.6 million of expenses for the years ended December 31, 2018 and 2017, respectively, to make the presentation consistent with the current year. There was no change to total operating expenses, loss from operations, loss before income taxes or net loss for the years ended December 31, 2018 or 2017 as a result of these reclassifications.
Use of Estimates
In order to conform with GAAP, the Company is required to make certain estimates, judgments and assumptions when preparing its consolidated financial statements. These estimates, judgments and assumptions affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. These estimates include, but are not limited to, the recoverability of creator signing fees and creator advances, the capitalization and estimated useful life of internal-use software, certain assumptions used in the valuation of equity awards, determining the fair value of the Company's common stock and redeemable convertible preferred stock warrant liability prior to the IPO, fair value of the term loan derivative liability, assumptions used in determining the fair value of business combinations, the allowance for doubtful accounts, indirect tax reserves and contra-revenue amounts related to fraudulent events, customer disputed transactions and refunds. The Company evaluates these estimates on an ongoing basis. Actual results could differ from those estimates and such differences could be material to the Company’s consolidated financial statements.

SEC Filer and Emerging Growth Company Status
The Company became a large accelerated filer on December 31, 2019, based on the market value of the Company's Class A common stock held by non-affiliates as of the last day of the second quarter. Prior to that, the Company was an emerging growth company (EGC) as defined in the Jumpstart Our Business Startups Act (JOBS Act). Being an EGC allowed the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company had elected to use this extended transition period under the JOBS Act.
The Company lost the ability to delay adoption of new or revised accounting pronouncements when it ceased to be an EGC and became a large accelerated filer as of December 31, 2019. As a result, the financial statements included in this Annual Report on Form 10-K reflect the adoption of new accounting standards effective for calendar year end public companies, including the adoption of ASU 2016-02, Leases (Topic 842) (ASC 842). The Company previously filed its 2019 quarterly interim financial statements on Form 10-Q accounting for its leases under ASC 840, Leases (ASC 840), and has recast its previously reported 2019 interim financial information to be reported under ASC 842 in this Annual Report on Form 10-K. Refer to the section titled Recently Adopted Accounting Pronouncements below for more information.
Comprehensive Loss
For all periods presented, comprehensive loss equaled net loss. Therefore, the consolidated statements of comprehensive loss have been omitted from the consolidated financial statements.
Segment Information
The Company’s Chief Executive Officer (CEO) is the chief operating decision maker. The Company's CEO reviews discrete financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. Accordingly, the Company has determined that it operates as a single operating segment and has one reporting unit.
2. Significant Accounting Policies
Recently Adopted Accounting Pronouncements
The Company adopted ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business beginning January 1, 2019. This standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The adoption of this standard had no material impact on the Company's consolidated financial statements.
In May 2014, and in subsequent updates, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40) (ASC 606), which supersedes revenue recognition guidance under ASC Topic 605. ASC 606 establishes a five-step revenue recognition process in which an entity will recognize revenue when or as it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASC 606 was effective for and adopted by the Company beginning January 1, 2019. The Company applied the modified retrospective approach to contracts which were not completed as of the adoption date.
The adoption of ASC 606 primarily had the following impact on the Company's financial statements:
▪Beginning January 1, 2019, the Company recognizes revenue allocated to its customer service and account management performance obligations over time as the Company has a stand-ready obligation to provide these services to certain customers. The Company recorded a cumulative-effect adjustment to opening accumulated deficit as of January 1, 2019 of $0.6 million and a corresponding increase to contract liabilities, included within other accrued liabilities on the consolidated balance sheet. The Company recognized this $0.6 million during the year ended December 31, 2019 and has a contract liability of $0.8 million recorded as of December 31, 2019.
▪The adoption of ASC 606 had no material impact to the Company's net revenues recorded in the year ended December 31, 2019.
▪The accounting treatment of incremental costs of obtaining contracts under ASC 606 had no material impact to the Company's consolidated financial statements.

▪The adoption of ASC 606 had no impact to the Company's total net cash provided by or used in operating, investing or financing activities within the Company's consolidated statement of cash flows for the year ended December 31, 2019.
▪The adoption of ASC 606 had no income tax impact. As a result of the cumulative-effect adjustment to opening accumulated deficit as of January 1, 2019, the Company's opening deferred income tax asset balance was increased with a corresponding increase to the valuation allowance.
Refer to Revenue Recognition below for additional discussion of the Company's revenue recognition policies under ASC 606.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASC 842), which supersedes the previous accounting guidance for leases included within ASC 840, Leases (ASC 840). The new guidance generally requires an entity to recognize on its balance sheet operating and finance lease liabilities and corresponding right-of-use assets, as well as to recognize the associated operating lease expenses on its statements of operations.
The Company adopted and began applying ASC 842 on January 1, 2019 in accordance with ASU No. 2018-11, Targeted Improvements to ASC 842 using a modified retrospective approach. The Company elected not to adjust comparative periods and will continue to disclose reporting periods prior to January 1, 2019 under ASC 840.
The Company elected the package of practical expedients, which allows the Company to not reassess whether any expired or existing contracts contain leases, the lease classification for any expired or existing leases and treatment of initial direct costs for any existing leases. Additionally, the Company elected to combine lease and non-lease components and to exclude leases with a term of 12 months or less on its consolidated balance sheets.
The most significant impact of adopting ASC 842 was the derecognition of the Company's build-to-suit asset and improvements, including lessor-owned improvements, with a carrying amount of $26.7 million, and the related lease financing obligation of $28.9 million, related to the Company's San Francisco office lease. As of January 1, 2019, the Company ceased to allocate its lease payments to interest expense and the build-to-suit liability. Under ASC 842, the Company classified this lease as an operating lease and will recognize lease expense in the consolidated statement of operations and lease payments will be recorded as a reduction of the operating lease liability, similar to all of the Company's other real estate leases. The Company recorded additional lease operating expense of $3.7 million, decreased deprecation expense of $0.5 million and decreased interest expense of $3.3 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 related to its San Francisco office lease as a result of adopting ASC 842.
The adoption of ASC 842 resulted in the recognition of $25.7 million of operating lease right-of-use assets and operating lease liabilities of $29.7 million on the consolidated balance sheet as of January 1, 2019. The Company reclassified $1.7 million of previously recognized deferred rent obligations and lease incentives to operating lease right-of-use assets upon adoption of ASC 842.
The Company also recorded finance lease right-of-use assets of $0.4 million and total finance lease liabilities of $0.5 million as of January 1, 2019.
The adoption of ASC Topic 842 had no income tax impact to the financial statements. The Company wrote-off its deferred tax asset related to its built-to-suit lease and grossed up its deferred taxes consistent with the new ASC 842 classifications: right-of-use asset and lease liability, recording as a $2.5 million deferred tax liability related to the recognition of right-of-use assets and a $3.0 million deferred tax asset related to the recognition of lease liability upon adoption. The deferred taxes recognized upon the adoption of ASC 842 were offset by a valuation allowance, resulting in no income tax impact to the consolidated financial statements. Furthermore, in conjunction with the adoption entry, the Company adjusted its deferred rent deferred tax asset, fixed asset deferred tax liability and prepaid expenses deferred tax liability through retained earnings, which was offset by a valuation allowance.
For further information, see Note 7.
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU was issued following the enactment of the U.S. Tax Cuts and Jobs Act of 2017 (the Tax Act) and permits entities to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The Company adopted this guidance in the first quarter of fiscal year 2019 and there was no tax impact upon adoption.

Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. The Company plans to adopt this new standard in the first quarter of 2020 and is evaluating the accounting, transition and disclosure requirements of this standard.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes by removing certain exceptions to the general principles and amending existing guidance to improve consistent application. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company is in the process of evaluating the impact, if any, of this new guidance on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. This standard is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company will adopt this standard effective January 1, 2020 and while this standard will apply to the Company's reporting requirements in performing goodwill impairment testing, the Company does not anticipate the adoption of this standard will have a material impact on its consolidated financial statements.
Revenue Recognition
The Company determines revenue recognition through the following steps:

i.	Identification of the contract, or contracts, with a customer
ii.	Identification of the performance obligations in the contract
iii.	Determination of the transaction price
iv.	Allocation of the transaction price to the performance obligations in the contract
v.	Recognition of revenue, when, or as, the Company satisfies the performance obligation
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

The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether the Company obtains control of the specified goods or services by considering if it is primarily responsible for fulfillment of the promise, has inventory risk, and has the latitude in establishing pricing and selecting suppliers, among other factors. The Company determined the event creator is the party responsible for fulfilling the promise to the attendee, as the creator is responsible for providing the event for which a ticket is sold, determines the price of the ticket and is responsible for providing a refund if the event is canceled. The Company's service provides a platform for the creator and event attendee to transact and the Company's performance obligation is to facilitate and process that transaction and issue the ticket. The amount that the Company earns for its services is fixed. For the payment processing service, the Company determined that it is the principal in providing the service as the Company is responsible for fulfilling the promise to process the payment and has discretion and latitude in establishing the price of its service. Based on management's assessment, the Company records revenue on a net basis related to its ticketing service and on a gross basis related to its payment processing service. As a result, costs incurred for processing the transactions are included in cost of net revenues in the consolidated statements of operations.
Revenue is presented net of indirect taxes, value-added taxes, creator royalties and reserves for customer refunds, payment chargebacks and estimated uncollectible amounts. If an event is cancelled by a creator, then any obligations to provide refunds to event attendees are the responsibility of that creator. If a creator is unwilling or unable to fulfill their refund obligations, the Company may, at its discretion, provide attendee refunds. Revenue is also presented net of the amortization of creator signing fees. The benefit the Company receives by securing exclusive ticketing and payment processing rights with certain creators from creator signing fees is inseparable from the customer relationship with the creator and accordingly these fees are recorded as a reduction of revenue in the consolidated statements of operations.
Cost of Net Revenue
Cost of net revenue consists primarily of payment processing fees, platform and website hosting fees and operational costs, amortization of acquired developed technology costs, amortization of capitalized internal-use software development costs, field operations costs and allocated customer support costs.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes bank deposits and money market funds held with financial institutions. Cash and cash equivalents balances include the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such balances were $257.3 million and $217.4 million as of December 31, 2019 and 2018, respectively. Although creator cash is legally unrestricted, the Company does not utilize creator cash for its own financing or investing activities as the amounts are payable to creators on a regular basis. These amounts due to creators are included in accounts payable, creators on the consolidated balance sheets. The Company considers all highly liquid investments, including money market funds with an original maturity of three months or less at the date of purchase, to be cash equivalents.
The Company has issued letters of credit under lease agreements and other agreements which have been collateralized with cash. This cash is classified as noncurrent restricted cash on the consolidated balance sheets. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2019	2018	2017
Cash and cash equivalents	$420,712	$437,892	$188,986
Restricted cash	2,228	1,508	3,235
Total cash, cash equivalents and restricted cash	$422,940	$439,400	$192,221
Funds Receivable
Funds receivable represents cash-in-transit from third-party payment processors that is received by the Company within approximately five business days from the date of the underlying ticketing transaction. The funds receivable balances include the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such amounts were $51.1 million and $54.8 million as of December 31, 2019 and 2018, respectively.
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
Property, Plant and Equipment, Net
Property, plant and equipment, including assets acquired through finance leases, are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of assets. Maintenance and repair costs are charged to expense as incurred. The estimated useful lives of the Company’s property, plant and equipment are as follows:

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
The Company’s money market funds, funds receivable, accounts receivable, accounts payable, other current liabilities and debt approximate their fair value. All of these financial assets and liabilities are Level 1, except for debt, which is Level 2. There were no other Level 1 or Level 2 assets or liabilities recorded at December 31, 2019, 2018 and 2017.
The Company measured the redeemable convertible preferred stock warrant liability (as discussed in Note 12) and term loan derivative asset (as discussed in Note 10) at fair value on a recurring basis and determined these are Level 3 financial assets and liabilities, respectively, in the fair value hierarchy.
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

There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 for the years ended December 31, 2019 and 2018.
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
Goodwill and Acquired Intangible Assets, Net
Goodwill
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized but the Company evaluates goodwill impairment of its single reporting unit annually, or more frequently if events or changes in circumstances indicate the goodwill may be impaired.
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
During the years ended December 31, 2019, 2018 and 2017, the Company assessed qualitative factors and determined additional impairment testing was not required; therefore no goodwill impairment charges have been recorded during these periods.

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
Creator Signing Fees, Net
Creator signing fees, net represent contractual amounts paid to creators pursuant to event ticketing and payment processing agreements. Creator signing fees are additional incentives paid by the Company to secure exclusive ticketing and payment processing rights with certain creators. These payments are amortized over the life of the contract to which they relate on a straight-line basis. Creator signing fees are presented net of reserves on the consolidated balance sheets. Reserves are recorded based on the Company's assessment of various factors, including a creator's payment history, the frequency and size of historical and planned future events, and macro-economic conditions and current events that may impact a creator's ability to generate future ticket sales. Amortization of creator signing fees is recorded as a reduction of revenue in the consolidated statements of operations.
Creator Advances, Net
Creator advances, net represent contractual amounts paid to creators pursuant to event ticketing and payment processing agreements. Creator advances provide the creator with funds in advance of the event and are subsequently recovered by withholding amounts due to the Company from the sale of tickets until the creator advance has been fully recovered. Creator advances are presented net of reserves for potentially unrecoverable amounts on the consolidated balance sheets. Reserves are recorded based on the Company's assessment of various factors, including a creator's payment history, the rate and timing of recovery for outstanding advances, the frequency and size of historical and planned future events, and macro-economic conditions and current events that may impact a creator's ability to generate future ticket sales.
Impairment
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

Advertising
Advertising costs are charged to expense as incurred. The costs of developing advertising creative and trade show expenses are initially deferred and charged to expense in the period in which the advertising is displayed or the period the trade show occurs. Advertising expenses were $4.6 million, $1.6 million and $1.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense is measured based on the grant-date fair value of the awards and recognized in the consolidated statements of operations over the period during which the award recipient is required to perform services in exchange for the award (the vesting period of the award).
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
Deferred Offering Costs
Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to anticipated equity offerings, are capitalized and offset against proceeds upon the consummation of the offerings within stockholders’ equity. The Company incurred $5.5 million of offering costs in connection with its IPO, which are recorded within stockholders' equity as a reduction of the IPO proceeds.
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
Foreign Currency Remeasurement
The functional currency of the Company’s international subsidiaries is the U.S. dollar. Accordingly, monetary balance sheet accounts are remeasured using exchange rates in effect at the balance sheet dates and non-monetary items are remeasured at historical exchange rates. Revenue and expenses are remeasured at the average exchange rates for the period. Foreign currency remeasurement and transaction gains and losses are included in other income (expense), net in the consolidated statements of operations. The Company recorded foreign currency rate remeasurement gains of $1.1 million, losses of $7.4 million and gains of $3.1 million during the years ended December 31, 2019, 2018 and 2017, respectively.
Concentrations of Risk
Financial instruments potentially exposing the Company to concentrations of credit risk consist primarily of cash, funds receivable, accounts receivable, payments to creators and creator advance payouts. The Company holds its cash with high-credit-quality financial institutions; however, the Company maintains balances in excess of the FDIC insurance limits. The Company does not require its customers to provide collateral to support accounts receivable and maintains an allowance for accounts receivable balances that are doubtful of collection.
As of December 31, 2019 and 2018, there were no customers that represented 10% or more of the Company’s accounts receivable balance, and there were no customers that individually exceeded 10% of the Company’s net revenue for any of the years ended December 31, 2019, 2018 or 2017, respectively.

Redeemable Convertible Preferred Stock Warrants
The Company had issued freestanding warrants to purchase shares of redeemable convertible preferred stock. These warrants were recorded at fair value upon issuance and remeasured to fair value at each reporting period through the consolidated statements of operations up until completion of the Company's IPO in September 2018. All of the Company's outstanding warrants were automatically exercised into shares of the Company’s Class B common stock.
Net Loss Per Share
The Company follows the two-class method when computing net loss per common share when shares are issued that meet the definition of participating securities. The two-class method determines net loss per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s redeemable convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in the Company’s losses. For periods in which the Company reports net losses, diluted net loss per share is the same as basic net loss per share because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
3. Accounts Receivable, Net
Accounts receivable, net is comprised of invoiced amounts to customers who use FPP for payment processing as well as other invoiced amounts. The following table summarizes the Company’s accounts receivable balance (in thousands):

	December 31,
	2019	2018
Accounts receivable, customers	$4,979	$5,651
Allowance for doubtful accounts	(2,047)	(1,582)
Accounts receivable, net	$2,932	$4,069

4. Creator Signing Fees, Net
Creator signing fees are additional incentives paid by the Company to secure exclusive ticketing and payment processing rights with certain creators. Amortization of creator signing fees is recorded as a reduction of revenue in the consolidated statements of operations and was $10.9 million, $7.1 million and $4.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, these payments are being amortized over a weighted-average remaining contract life of 3.5 years on a straight-line basis. The following table summarizes the activity in creator signing fees for the periods indicated (in thousands):

	December 31,
	2019	2018
Balance, beginning of period	$17,005	$10,421
Creator signing fees paid	21,216	15,973
Amortization of creator signing fees	(10,858)	(7,086)
Write-offs and other adjustments	(1,056)	(2,303)
Balance, end of period	$26,307	$17,005

Creator signing fees, net	$9,597	$7,324
Creator signing fees, noncurrent	16,710	9,681

5. Creator Advances, Net
Creator advances provide the creator with funds in advance of the event and are subsequently recovered by withholding amounts due to the Company from the sale of tickets for the event until the creator payment has been fully recovered. The following table summarizes the activity in creator advances for the periods indicated (in thousands):

	December 31,
	2019	2018
Balance, beginning of period	$23,142	$20,076
Acquired with Ticketea transaction	—	532
Creator advances paid	36,081	21,466
Creator advances recouped	(30,396)	(16,158)
Write-offs and other adjustments	(5,623)	(2,774)
Balance, end of period	$23,204	$23,142

Creator advances, net	$22,282	$21,255
Creator advances, noncurrent	922	1,887

6. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following as of the dates indicated (in thousands):

	December 31,
	2019	2018
Building and improvements	$—	$33,277
Capitalized internal-use software development costs	44,194	35,201
Furniture and fixtures	3,861	3,557
Computers and computer equipment	14,836	11,676
Leasehold improvements	8,393	5,084
Finance lease right-of-use assets	1,005	—
	72,289	88,795
Less: Accumulated depreciation and amortization	(52,554)	(44,576)
Property, plant and equipment, net	$19,735	$44,219
In connection with the adoption of ASC 842, the Company derecognized the building and improvements asset of $33.3 million as of January 1, 2019, which was initially recorded as a result of build-to-suit lease accounting and reclassified a portion of that balance, $1.4 million, to leasehold improvements. This amount reflects the lessee-owned assets of the construction project and is being depreciated over the remaining lease term.
Included in property, plant and equipment, net are finance lease right-of-use assets with a carrying amount of $0.4 million as of December 31, 2019.
The Company recorded the following amounts related to depreciation of fixed assets and capitalized internal-use software development costs during the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Depreciation expense	$5,950	$5,201	$4,073
Capitalized internal-use software development costs	8,993	7,809	6,725
Amortization of capitalized internal-use software development costs	7,562	6,240	5,102
Stock-based compensation expense included in capitalized internal-use software development costs was $1.3 million for the year ended December 31, 2019 and $0.6 million for each of the years ended December 31, 2018 and 2017.

7. Leases
The Company adopted ASC 842 on January 1, 2019 and applied a modified retrospective transition approach. The Company will continue to account for comparative reporting periods prior to that date under ASC 840.
Build-to-Suit Lease
In December 2013, the Company executed a lease for 97,624 square feet of office space in San Francisco, California (San Francisco office lease). The initial lease term was seven years with an option to renew for an additional three years, and the leased space represents two floors in a seven-floor building. The lease provided for a $6.4 million tenant improvement reimbursement allowance, which the Company utilized in 2014. In order for the facility to meet the Company’s operating specifications, both the landlord and the Company made structural changes as part of the improvement of the building, and as a result, the Company has concluded that it is the deemed partial owner of the building (for accounting purposes only) during the construction period. Accordingly, at lease inception, the Company recorded an asset of $22.3 million, representing its estimate of the fair market value of the leased space, and a corresponding lease financing obligation on the consolidated balance sheets.
Upon completion of construction, the Company evaluated the derecognition of the asset and liability as a sale-leaseback transaction. The Company concluded it did not meet the provisions needed for sale-leaseback accounting, and thus the lease was being accounted for as a financing obligation. Lease payments were allocated to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense (which is considered an operating lease) representing an imputed cost to lease the underlying land of the facility. In addition, the underlying building asset was being depreciated over the building’s estimated useful life of 30 years.
Land lease expense was $0.9 million for each of the years ended December 31, 2018 and 2017 and interest expense recorded related to the Company’s build-to-suit lease was $3.4 million and $3.5 million for the years ended December 31, 2018 and 2017, respectively.
Upon the adoption of ASC 842 as of January 1, 2019, the Company derecognized the build-to-suit asset and related lease financing obligation in their entirety, with the exception of the remaining net book value of lessee-owned tenant improvement assets, which will be depreciated over the remaining term of the lease. The Company classified the San Francisco office lease as an operating lease under ASC 842. The adoption effect of derecognizing the build-to-suit assets and lease financing obligation, and recognizing operating lease right-of-use assets and operating lease liabilities on the consolidated balances sheets was as follows (in thousands):

Balance Sheet Location	December 31, 2019	January 1, 2019	December 31, 2018
Property, plant and equipment, net	$814	$(26,676)	$28,101
Other accrued liabilities	—	(552)	552
Build-to-suit lease financing obligation	—	(28,510)	28,510
Operating lease right-of-use assets	5,953	10,130	—
Operating lease liabilities	5,580	5,167	—
Operating lease liabilities, noncurrent	1,446	7,026	—
Accumulated deficit	135	135	—
Operating leases
The Company leases its office facilities under operating lease arrangements with varying expiration dates through 2029. Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Right-of-use assets also include adjustments related to prepaid or deferred lease payments and lease incentives. As most of the Company's leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The incremental borrowing rate is calculated based on hypothetical fully-secured borrowings to fund each respective lease over the lease term as of the lease commencement date, based on an assessment of the company's implied credit rating. As of December 31, 2019, total operating lease right-of-use assets and operating lease liabilities were $22.2 million and $25.3 million, respectively. The lease liabilities are classified with $9.1 million included in current liabilities and $16.2 million included in noncurrent liabilities on the consolidated balance sheets.
Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Company will exercise such options. As of December 31, 2019, the remaining lease term of the Company's operating leases ranges from less than one year to ten years.

The components of operating lease costs for the year ended December 31, 2019 were as follows (in thousands):

Operating lease costs	$8,246
Sublease income	(3,933)
Total operating lease costs, net	$4,313
The Company made cash payments of $9.1 million for operating lease liabilities during the year ended December 31, 2019, which is included within the operating activities section on the consolidated statements of cash flows.
As of December 31, 2019, the Company's operating leases had a weighted-average remaining lease term of 4.5 years and a weighted-average discount rate of 3.7%.
As of December 31, 2019, maturities of operating lease liabilities were as follows (in thousands):

2020	$9,766
2021	4,967
2022	3,352
2023	3,081
2024	2,035
Thereafter	4,161
Total operating lease payments	27,362
Less: Imputed interest	(2,085)
Total operating lease liabilities	$25,277
Rent expense from operating leases recorded under ASC 840 totaled $3.0 million and $2.1 million for the years ended December 31, 2018 and 2017, respectively. The Company also recognized sublease income of $3.6 million and $3.1 million for the years ended December 31, 2018 and 2017, respectively.
As of December 31, 2018, the future minimum lease payments under non-cancelable operating leases and the build-to suit lease arrangement, net of sublease income rental payments, were as follows (in thousands):

2019	$4,115
2020	4,129
2021	2,645
2022	1,678
2023	1,483
Thereafter	3,770
Total minimum payments	17,820
Less: Amount representing interest and taxes	(7,564)
Total	$10,256

Finance leases
The Company leases certain computer equipment under finance leases. Finance lease right-of-use assets had a carrying amount of $0.4 million as of December 31, 2019 and are included in property, plant and equipment, net on the consolidated balance sheets. Finance lease liabilities totaled $0.7 million as of December 31, 2019, with $0.4 million and $0.3 million included in other accrued liabilities and other noncurrent liabilities, respectively, on the consolidated balance sheets. The Company made cash payments of $0.3 million for finance lease liabilities during the year ended December 31, 2019, which is included within the financing activities section on the consolidated statements of cash flows.

8. Acquisitions
The Company made no acquisitions in 2019.
2018 Acquisitions
Picatic
In August 2018, the Company acquired Picatic e-Ticket Inc. (Picatic), a Canadian ticketing company, primarily to bolster its engineering staff and enhance its ticketing solutions. The acquisition of Picatic has been accounted for as a business combination. The acquisition date fair value of the consideration transferred was $2.9 million, which consisted of $1.3 million in cash and 81 thousand shares of the Company’s Class B common stock. Acquisition costs directly related to the Picatic transaction were $0.3 million and are included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2018.
Ticketea
In April 2018, the Company acquired Ticketea S.L. (Ticketea), a leading Spanish ticketing provider, primarily to enhance its ticketing solutions and expand in the Spanish market. The acquisition of Ticketea has been accounted for as a business combination. The acquisition date fair value of the consideration transferred was $11.4 million, which consisted of $3.6 million in cash and 0.7 million shares of the Company’s Class B common stock. Of the 0.7 million shares, 0.1 million shares were held in escrow for adjustments related to working capital requirements and breaches of representations, warranties and covenants. These escrowed shares were released in October 2019, net of adjustments. Acquisition costs directly related to the Ticketea transaction were $0.5 million and are included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2018.
The total purchase price of the Picatic and Ticketea acquisitions was allocated to the assets acquired and liabilities assumed based on their fair value as of the acquisition date. The excess of the purchase price over the net assets acquired was recorded as goodwill. The goodwill recorded in connection with the Picatic Ticketea acquisitions is not deductible for tax purposes and is attributable to the assembled workforce and synergies from the future growth and strategic advantages in the ticketing industry.
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
The following table sets forth the components of identifiable intangible assets acquired (in thousands) and their estimated useful lives (in years) as of the date of acquisition:

	Picatic	Estimated useful life	Ticketea	Estimated useful life
Customer relationships	$507	2.5	$2,475	5.0
Developed technology	—		619	1.0
Total acquired intangible assets	$507		$3,094

2017 Acquisitions
Ticketfly
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
Ticketscript
In January 2017, the Company acquired 100% of the outstanding equity of TSTM Group Limited (ticketscript), a privately-held Dutch ticketing company with operations throughout Europe. The Company acquired ticketscript in order to enhance its ticketing solutions. The acquisition of ticketscript has been accounted for as a business combination. The acquisition date fair value of the consideration transferred was $33.4 million, which consisted of $7.7 million in cash, $7.5 million in promissory notes, 2.7 million shares of the Company’s Class B common stock and options to purchase 0.3 million shares of the Company's Class B common stock. These promissory notes were allowed to be prepaid at any time and the Company repaid these promissory notes in full, including accrued interest, in August 2017. Acquisition costs related to the ticketscript transaction were $1.2 million and are included in general and administrative expenses in the consolidated statements of operations. The Company retained certain former ticketscript employees under Eventbrite employment contracts and issued options to purchase an aggregate of 0.3 million shares of Class B common stock in connection with those employment contracts. These options vest over time and compensation expense is being recorded over the associated service period.
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

The following table sets forth the components of identifiable intangible assets acquired (in thousands) and their estimated useful lives as of the date of acquisition (in years):

	Ticketfly	Estimated useful life	ticketscript	Estimated useful life
Customer relationships	$60,500	8.0	$10,600	5.0
Developed technology	14,500	1.3	1,100	1.0
Trademark	1,300	1.3	100	1.0
Total acquired intangible assets	$76,300		$11,800

9. Goodwill and Acquired Intangible Assets, Net
The changes in the carrying amounts of goodwill was as follows (in thousands):

At January 1, 2017	$9,725
Additions from acquisitions	149,041
At December 31, 2017	158,766
Additions from acquisitions	11,023
Measurement period and other adjustments	771
At December 31, 2018	$170,560
The carrying amount of goodwill was $170.6 million as of December 31, 2018 and 2019.
Acquired intangible assets consisted of the following as of the dates indicated (in thousands):

	December 31, 2018
	Cost	Accumulated Amortization	Net Book Value	Weighted- average remaining useful life (years)
Developed technology	$19,096	$18,628	$468	0.8
Customer relationships	74,484	14,979	59,505	6.2
Tradenames	1,600	1,600	—
Acquired intangible assets, net	$95,180	$35,207	$59,973

	December 31, 2019
	Cost	Accumulated Amortization	Net Book Value	Weighted- average remaining useful life (years)
Developed technology	$19,096	$19,062	$34	0.2
Customer relationships	74,484	25,360	49,124	5.2
Tradenames	1,600	1,600	—
Acquired intangible assets, net	$95,180	$46,022	$49,158

The Company recorded amortization expense related to acquired intangible assets as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of net revenue	$434	$11,834	$5,083
Sales, marketing and support	10,381	10,236	4,570
General and administrative	—	1,098	590
Total amortization of acquired intangible assets	$10,815	$23,168	$10,243

As of December 31, 2019, the total expected future amortization expense of acquired intangible assets by year is as follows (in thousands):

2020	$10,443
2021	10,197
2022	8,202
2023	7,709
Thereafter	12,607
Total expected future amortization expense	$49,158

10. Term Loans and Debt
The Company entered into a loan and security agreement with, and issued warrants to purchase shares of Series G redeemable convertible preferred stock to Western Technology Investments (WTI) in June 2017 (First WTI Loan Facility), which provided for a secured credit facility of up to $60.0 million of term debt. In May 2018, the Company entered into a second loan and security agreement with WTI which provided up to $15.0 million of term debt (Second WTI Loan Facility, and together with the First WTI Loan Facility, WTI Loan Facilities) and issued additional warrants to purchase shares of Series G redeemable convertible preferred stock. The WTI Loan Facilities were collateralized by substantially all of the Company's assets and intellectual property rights.
The key terms and details of the Company's term loan borrowings under the WTI Loan Facilities were as follows:

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
The Second WTI Loan Facility included a contingent prepayment feature under which if the Company consummated a qualified public offering within the first 24 months of the term loan and the Company prepaid the term loan within 15 days of the qualified public offering, the Company would be required to repay the outstanding principal balance plus accrued interest within 15 days of the consummation of a qualified public offering plus an additional amount equal to 50% of all interest that would have been incurred through the end of first 24 months of the loan. In connection with the Second WTI Loan Facility, the Company modified the terms of the First WTI Loan Facility so that the March 2018 loan would be subject to the same contingent prepayment feature that is included in the Second WTI Loan Facility. The Company determined that the contingent prepayment features under the WTI Loan Facilities were embedded derivatives, requiring bifurcation and separate accounting. The Company recorded a $2.1 million gain related to the change in fair value of the term loan embedded derivative asset, which is included within other income (expense), net on the consolidated statements of operations in the year ended December 31, 2018.
In September 2018, five days after the completion of the IPO, the Company exercised its prepayment option and fully repaid all amounts outstanding under the WTI Loan Facilities. The Company recorded a loss on debt extinguishment related to the WTI Loan Facilities of $17.2 million during the year ended December 31, 2018, and when coupled with the gain on debt extinguishment discussed in Note 8, recorded a net loss on debt extinguishment of $0.2 million for the year ended December 31, 2018.
In September 2018, the Company entered into a senior secured credit facility with a syndicate of banks consisting of $75.0 million aggregate principal amount of term loans (New Term Loans) and a $75.0 million revolving credit facility (New Revolving Credit Facility, and together with the New Term Loans, New Credit Facilities). The New Term Loans were fully funded in September 2018 and the Company received cash proceeds of $73.6 million, net of arrangement fees of $1.1 million and upfront fees of $0.3 million.

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
In September 2019, the Company elected to prepay the outstanding principal balance of the New Term Loans in their entirety and terminated the New Credit Facilities. The Company paid $63.0 million, which consisted of $62.2 million of debt principal and $0.8 million of accrued interest and fees. The Company recorded a loss on debt extinguishment related to the termination of the New Credit Facilities of $1.7 million during the year ended December 31, 2019.
The Company had no outstanding debt as of December 31, 2019.
Term loans consisted of the following as of December 31, 2018 (in thousands):

Outstanding principal balance	$73,594
Less: Unamortized discount and debt issuance costs	(872)
Total term loan, net	$72,722

Current portion of term loans	$5,635
Term loans	67,087

11. Commitments and Contingencies
Creator Signing Fees and Creator Advances
Creator signing fees and creator advances represent contractual amounts paid in advance to customers pursuant to event ticketing and payment processing agreements. Certain of the Company’s contracts include terms where future payments to creators are committed to, based on performance, as part of the overall ticketing arrangement. The following table presents, by year, the future creator payments committed to under contract but not yet paid as of December 31, 2019 (in thousands):

	Creator Advances	Creator Signing Fees	Total
2020	$17,229	$5,911	$23,140
2021	11,220	1,535	12,755
2022	4,108	273	4,381
2023	2,700	230	2,930
Thereafter	—	—	—
Total	$35,257	$7,949	$43,206
Purchase Commitments
The following table presents, by year, the future contractual purchase commitments as of December 31, 2019 (in thousands):

Total
2020	$4,000
Thereafter	—
Total	$4,000

Litigation and Loss Contingencies
The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, and threatened claims, breach of contract claims, tax and other matters. The matters discussed below summarize the Company's current ongoing pending litigation.
Beginning on April 15, 2019, purported stockholders of the Company filed two putative securities class action complaints in the United States District Court for the Northern District of California, and three putative securities class action complaints in the Superior Court of California for the County of San Mateo, against the Company, certain of its executives and directors, and its underwriters for the IPO. Some of these actions also name as defendants venture capital firms that were investors in the Company as of the IPO.
On August 22, 2019, the federal court consolidated the two pending actions and appointed lead plaintiffs and lead counsel (the Federal Action). On October 11, 2019, the lead plaintiffs in the Federal Action filed their amended consolidated complaint. The amended complaint generally alleges that the Company misrepresented and/or omitted material information in its IPO offering documents, in violation of the Securities Act of 1933. The amended complaint also challenges public statements made after the IPO in violation of the Securities Exchange Act of 1934. The amended complaint seeks unspecified monetary damages and other relief on behalf of investors who purchased the Company's Class A common stock issued pursuant and/or traceable to the IPO offering documents, or between September 20, 2018 and May 1, 2019, inclusive. On December 11, 2019, the defendants filed a motion to dismiss the amended complaint. The hearing on the defendants' motion to dismiss is set for April 9, 2020.
On June 24, 2019, the state court consolidated two state actions pending at that time (the State Action). On July 24, 2019, the two plaintiffs in the State Action filed a consolidated complaint. The consolidated complaint generally alleges that the Company misrepresented and/or omitted material information in the IPO offering documents, in violation of the Securities Act of 1933. The amended complaint seeks unspecified monetary damages and other relief on behalf of investors who purchased the Company's Class A common stock issued pursuant and/or traceable to the IPO offering documents. On August 23, 2019, defendants filed demurrers to the consolidated complaint. A third state-court action was filed on August 23, 2019. On September 11, 2019, that complaint was consolidated into the operative complaint filed on July 24, 2019, and the court ordered that the arguments in defendants’ pending demurrers would apply to that newly filed complaint. At the hearing on defendants’ demurrers on November 1, 2019, the court sustained the demurrer with leave to amend. On December 13, 2019, the court granted requests by two plaintiffs to voluntarily dismiss their claims without prejudice. The remaining plaintiff and two new named plaintiffs filed a first amended consolidated complaint (FAC) on February 10, 2020. Defendants' deadline to file their anticipated demurrers to the FAC is March 26, 2020, and the court has set a hearing on May 1, 2020 to decide the anticipated demurrers.
The Company believes that these actions are without merit and intends to vigorously defend them. The Company cannot predict the outcome of or estimate the possible loss or range of loss from the above described matters.
On July 16, 2019, the Company filed two complaints in the United States District Court for the Northern District of California, entitled Eventbrite, Inc. v. MF Live, Inc., et al., 3:19-CV-04084 and Eventbrite, Inc. v. Fab Loranger et al., 3:19-CV-04083 (collectively, the Roxodus Lawsuits). The Roxodus Lawsuits arise out of MF Live’s (MFL) cancellation of the Roxodus music festival in Ontario, Canada, and MFL's and Loranger's subsequent refusals to issue refunds to impacted ticket buyers or to reimburse Eventbrite for payments to such ticket buyers. Eventbrite provided ticketing and payment processing services for the event pursuant to a written contract. When the event was cancelled and MFL refused to issue refunds, Eventbrite issued refunds totaling $4.0 million to ticket buyers who bought tickets on the Eventbrite platform. Pursuant to Eventbrite's Merchant Agreement, MFL was contractually required to reimburse Eventbrite for such refunds, and Loranger had signed a personal guaranty agreement committing to personally honor MFL’s obligations if the entity failed to do so. Accordingly, the Roxodus Lawsuits assert claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, money had and received, and actual and constructive fraudulent transfers.
The Roxodus Lawsuits are in their early stages and the Company cannot predict the likelihood of success. MFL has filed for bankruptcy in Canada, staying Eventbrite's action against the entity. The Company is monitoring and participating in the bankruptcy process pursuant to its rights under Canadian law. Eventbrite's investigation of the assets held by and/or on behalf of MFL, Loranger, and the other defendants is ongoing.
In addition to the litigation discussed above, from time to time, the Company may be subject to legal actions and claims in the ordinary course of business. The Company has received, and may in the future continue to receive, claims from third parties. Future litigation may be necessary to defend the Company or its creators. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

The Company is currently under audit in certain jurisdictions with regard to indirect tax matters. The Company establishes reserves for indirect tax matters when it determines that the likelihood of a loss is probable, and the loss is reasonably estimable. Accordingly, the Company has established a reserve for the potential settlement of issues related to sales and other indirect taxes in the amount of $14.8 million and $19.2 million as of December 31, 2019 and 2018, respectively. These amounts, which represent management’s best estimates of its potential liability, include potential interest and penalties of $1.4 million and $1.2 million as of December 31, 2019 and 2018, respectively.
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
12. Redeemable Convertible Preferred Stock Warrants
In connection with the First WTI Loan Facility and the Second WTI Loan Facility discussed in Note 10, the Company issued warrants to WTI to purchase shares of its Series G redeemable convertible preferred stock. The Series G redeemable convertible preferred stock warrants became exercisable into 411,991 shares of Series G redeemable convertible preferred stock when the First WTI Loan Facility was executed in June 2017. In September 2017, the redeemable convertible preferred stock warrants became exercisable into an additional 205,995 shares of Series G redeemable convertible preferred stock when the Company borrowed $30.0 million under the First WTI Loan Facility. In March 2018, as a result of the Company borrowing the remaining $30.0 million under the First WTI Loan Facility, the Series G redeemable convertible preferred stock warrants became exercisable into an additional 205,995 shares of Series G redeemable convertible preferred stock. In May 2018, the Company issued additional warrants which were exercisable into 109,288 shares of Series G redeemable convertible preferred stock. The exercise price of all of the Series G redeemable convertible preferred stock warrants was $16.3836 per share and the redeemable convertible preferred stock warrants had an expiration date ten years from the date of issuance. In September 2018, in connection with the IPO, the redeemable convertible preferred stock warrants were automatically exercised into shares of Class B common stock and the related liability was reclassified to additional paid-in capital.
The Company recorded an increase in the fair value of the redeemable convertible preferred stock warrant liability of $9.6 million and $2.2 million during the years ended December 31, 2018 and 2017, respectively. There was no activity during the year ended December 31, 2019. Refer to Note 2 for discussion of the significant inputs used to determine the fair value of the redeemable convertible preferred stock warrant liability.
13. Stockholders' Equity
Redeemable Convertible Preferred Stock
Immediately prior to the closing of the Company's IPO, 41,628,207 shares of outstanding redeemable convertible preferred stock converted into 42,188,624 shares of Class B common stock (including additional shares issuable upon conversion of the Company's Series G redeemable convertible preferred stock based on the IPO price of $23.00 per share). Further, outstanding warrants to purchase 933,269 shares of the Company's Series G redeemable convertible preferred stock automatically exercised into 997,193 shares of Class B common stock based on the IPO price of $23.00 per share.

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
2018 Stock Option and Incentive plan
In August 2018, the 2018 Stock Option and Incentive Plan (2018 Plan) was adopted by the board of directors and approved by the stockholders and became effective in connection with the IPO. The 2018 Plan replaces the 2010 Plan as the board of directors has determined not to make additional awards under the 2010 Plan. The 2010 Plan will continue to govern outstanding equity awards granted thereunder. The Company initially reserved 7,672,600 shares of Class A common stock for the issuance of awards under the 2018 Plan and 5,956,644 shares of Class A common stock were reserved as of December 31, 2019.
The Company has two classes of common stock, Class A and Class B. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. The Company’s common stock has no preferences or privileges and is not redeemable. Holders of Class A and Class B common stock are entitled to dividends, if and when declared, by the Company’s board of directors. The 2018 Plan allows for the granting of options, stock appreciation rights, restricted stock, restricted stock units (RSUs), unrestricted stock awards, dividend equivalent rights and cash-based awards. Every January 1, the number of shares of stock reserved and available for issuance under the 2018 Plan will cumulatively increase by five percent of the number of shares of Class A and Class B common stock outstanding on the immediately preceding December 31, or a lesser number of shares as approved by the board of directors.
As of December 31, 2019, there were 15,684,021 options issued and outstanding under the 2004 Plan, 2010 Plan and 2018 Plan (collectively, the Plans) and 11,196,350 shares available for issuance under the 2018 Plan. The Company no longer grants awards under the 2004 Plan or the 2010 Plan.
Stock options granted typically vest over a four-year period from the date of grant. Options awarded under the Plans may be granted at an exercise price per share not less than the fair value at the date of grant and are exercisable up to ten years.

Stock option activity under the Plans is as follows:

	Outstanding options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2017	18,701,267	$5.73	7.3	$29,728
Granted	6,824,057	12.68
Exercised	(1,727,899)	4.69		16,816
Cancelled	(1,784,828)	7.19
Balance as of December 31, 2018	22,012,597	7.85	7.1	439,382
Granted	1,790,074	17.71
Exercised	(6,465,360)	6.32		87,544
Cancelled	(1,653,290)	10.88
Balance as of December 31, 2019	15,684,021	9.28	6.3	170,847
Vested and exercisable as of December 31, 2018	12,462,693	5.75	5.6	274,883
Vested and expected to vest as of December 31, 2018	20,926,797	7.69	7.0	421,047
Vested and exercisable as of December 31, 2019	9,913,182	7.14	5.1	129,341
Vested and expected to vest as of December 31, 2019	15,197,994	9.16	6.3	167,439
2018 Employee Stock Purchase plan
In August 2018, the board of directors adopted, and stockholders approved, the 2018 Employee Stock Purchase Plan (ESPP). A total of 1,534,500 shares of the Company’s Class A common stock were initially authorized for issuance under the 2018 ESPP. In March 2019, the board of directors approved the reservation of an additional 783,583 shares of Class A common stock for a total of 2,318,083 shares reserved for issuance under the ESPP. Subject to any plan limitations, the 2018 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their earnings for the purchase of the Company’s Class A common stock at a discounted price per share. Except for the initial offering period, the ESPP provides for separate six-month offering periods. Unless otherwise determined by the board of directors, the Company’s Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is the lesser of (1) 85% of the fair market value of the Company’s Class A common stock on the first trading day of the offering period, which for the initial offering period is the price at which shares of the Company’s Class A common stock were first sold to the public, or (2) 85% of the fair market value of the Company’s Class A common stock on the last trading day of the offering period.
A total of 271,294 shares were purchased under the ESPP during the year ended December 31, 2019, and as of that date, 2,046,789 shares of Class A common stock were available for future issuance under the ESPP. No shares of Class A common stock were purchased under the ESPP during the year ended December 31, 2018.
The Company recorded $1.2 million and $0.4 million of stock-based compensation expense related to the ESPP during the years ended December 31, 2019 and 2018, respectively.
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
At December 31, 2019 and December 31, 2018, outstanding common stock included 18,665 and 55,537 shares, respectively, subject to repurchase related to stock options early exercised and unvested. The Company had a liability of $0.2 million and $0.4 million as of December 31, 2019 and 2018, respectively, related to early exercises of stock options. The liability is reclassified into stockholders’ equity as the awards vest.

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
The following range of assumptions were used to estimate the fair value of stock options granted to employees:

Year Ended December 31,
	2019	2018	2017
Expected dividend yield	—	—	—
Expected volatility	48.8 - 49.7%	43.5 - 48.2%	40.7 - 57.1%
Risk-free interest rate	1.32 - 2.58%	2.96 - 3.09%	1.92 - 2.1%
Expected term (years)	5.04 - 6.08	5.28 - 6.08	5.02 - 6.08
The weighted-average fair value of stock options granted was $8.57, $8.16 and $3.25 for the year ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, the total unrecognized stock-based compensation related to unvested options outstanding was $38.2 million and $51.3 million, respectively, to be recognized over a weighted-average period of 2.39 years and 2.73 years, respectively.
The following range of assumptions were used to estimate the purchase rights granted under the ESPP on the first day of the offering period:

Year Ended
December 31, 2019
Expected dividend yield	—
Expected volatility	43.26 - 58.89%
Risk-free interest rate	1.62 - 2.31%
Expected term (years)	0.5
Restricted Stock Units
Restricted stock activity for the year ended December 31, 2019 is presented as follows:

	Outstanding RSUs and RSAs	Weighted-average grant date fair value per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance at December 31, 2017	802,900	$8.65
Awarded	686,072	16.09
Released	(809,567)
Cancelled	(8,799)	31.79
Balance at December 31, 2018	670,606	24.71
Awarded	4,055,344	20.38
Released	(437,844)	21.16
Cancelled	(490,587)	25.21
Balance at December 31, 2019	3,797,519	20.44	1.8	$76,596
Vested and expected to vest as of December 31, 2019	3,126,182	20.46	1.6	63,055
Vested and expected to vest as of December 31, 2018	532,623	24.80	1.7	14,812
The Company recognized $14.2 million of stock-based compensation expense related to RSUs during the year ended December 31, 2019, and, as of that date, the total unrecognized stock-based compensation related to RSUs outstanding was $57.3 million, which will be recognized over a weighted-average period of 3.41 years.

The Company completed its IPO in September 2018 and satisfied the performance condition for all then outstanding RSU awards. The Company recognized $6.9 million of stock-based compensation expense, based on the grant date fair value of a single performance-based award, which is included in general and administrative expenses for the year ended December 31, 2018.
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
14. Net Loss Per Share
The Company calculates basic and diluted net loss per share in conformity with the two-class method required for companies with participating securities. The Company considered all series of redeemable convertible preferred stock to have been participating securities as the holders were entitled to receive non-cumulative dividends on a pari passu basis in the event that a dividend was paid on common stock. Under the two-class method, the net loss attributable to common stockholders is not allocated to the redeemable convertible preferred stock as the holders of redeemable convertible preferred stock do not have a contractual obligation to share in losses.

Under the two-class method, basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, stock options to purchase common stock, early exercised stock options, restricted stock units and warrants to purchase redeemable convertible preferred stock are considered common shares equivalents, but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. Basic and diluted net loss per share was the same for each period presented, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Net loss	$(68,760)	$(64,078)	$(38,547)
Weighted-average shares used in computing net loss per share, basic and diluted	81,979	37,540	19,500
Net loss per share, basic and diluted	$(0.84)	$(1.71)	$(1.98)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect (in thousands):

	December 31,
	2019	2018	2017
Redeemable convertible preferred stock (on an if-converted basis)	—	—	41,628
Stock-options to purchase common stock	15,684	22,013	18,701
Redeemable convertible preferred stock warrants	—	—	618
Restricted stock and restricted stock units	4,347	686	803
Early exercised options	19	56	115
Total shares of potentially dilutive securities	20,050	22,755	61,865

15. Income Taxes

Loss before the provision for (benefit from) income taxes consisted of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$(60,807)	$(50,133)	$(31,681)
International	(8,145)	(12,795)	(6,879)
Total	$(68,952)	$(62,928)	$(38,560)

The components of the Company's income tax provision (benefit) were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current tax expense (benefit)
Federal	$(17)	$234	$—
State	93	(10)	109
Foreign	112	823	278
Total current tax expense (benefit)	188	1,047	387
Deferred tax expense (benefit)
Federal	315	317	99
State	171	153	55
Foreign	(866)	(367)	(554)
Total deferred tax expense (benefit)	(380)	103	(400)
Total income tax provision (benefit)	$(192)	$1,150	$(13)

The reconciliation of the federal statutory income tax provision to the Company’s effective income tax provision is as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Federal tax benefit at statutory rate	$(14,480)	$(13,298)	$(13,147)
State tax	93	(10)	2,009
Foreign rate differential	136	1,315	2,513
Non-deductible permanent items	(468)	4,129	1,142
Stock-based compensation	(9,850)	(1,178)	1,950
Tax credits	(1,403)	(922)	(1,702)
Change in valuation allowance	25,780	11,114	(14,653)
Tax Act-revaluation of deferred taxes	—	—	21,875
Total	$(192)	$1,150	$(13)

The Company’s deferred tax assets and liabilities as of the dates indicated were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Net operating losses	$78,001	$50,154
Accruals and reserves	3,514	7,725
Tax credit carryforward	11,013	8,503
Stock-based compensation	8,280	5,944
Depreciation and amortization	4,381	4,735
Total deferred tax assets	105,189	77,061
Valuation allowance	(104,298)	(75,436)
Net deferred tax assets	891	1,625
Deferred tax liabilities:
Depreciation and amortization	(2,550)	(3,665)
Net deferred taxes	$(1,659)	$(2,040)

The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the Company’s history of net operating losses, the Company believes it is more likely than not that the majority of its federal, state, and certain foreign deferred tax assets will not be realizable as of December 31, 2019 and 2018. The total valuation allowance recorded as of December 31, 2019 and 2018 was $104.3 million and $75.4 million respectively. The activity in the Company's deferred tax asset valuation allowance for the periods indicated was as follows (in thousands):

	Balance, Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance, end of Period
Year ended December 31, 2019
Deferred tax asset valuation allowance	$75,436	29,576	(714)	—	$104,298
Year ended December 31, 2018
Deferred tax asset valuation allowance	$58,748	13,243	3,445	—	$75,436
Year ended December 31, 2017
Deferred tax asset valuation allowance	$59,806	—	—	(1,058)	$58,748

As of December 31, 2019 and 2018, the Company has net operating loss carryforwards for federal income tax purposes of $251.0 million and $152.1 million, respectively, available to reduce future taxable income. The federal net operating loss carryforwards will begin to expire, if not utilized, in 2025. In addition, the Company has $70.3 million and $49.6 million of net operating loss carryforwards available to reduce future taxable income for California state income tax purposes for the years ended December 31, 2019 and 2018, respectively. The state net operating loss carryforwards will begin to expire, if not utilized, in 2023. The federal and state net operating loss carryforwards are subject to various annual limitations under Section 382 of the Internal Revenue Code and similar state provisions. As of December 31, 2019 and 2018, the Company had foreign net operating loss carryforwards of $13.5 million and $12.2 million, respectively, which, if not utilized, will expire at various dates beginning in 2020.
As of December 31, 2019, the Company had Federal and California Research and Development Credits of $10.6 million and $9.0 million, respectively. The Federal Research and Development Credits will begin to expire, if not utilized, in 2031. The California Research and Development Credits do not expire since these attributes have an indefinite life. As of December 31, 2019 and 2018, the Company had California EZ Hiring Tax Credits of $2.2 million. The California Hiring Tax Credits will begin to expire, if not utilized, in 2020. As of December 31, 2019 and 2018, the Company had foreign tax credits of $0.2 million and $0.1 million, respectively. The foreign tax credits will begin to expire, if not utilized, in 2028.

As of December 31, 2019 and 2018, the Company had unrecognized tax benefits of $9.8 million and $7.2 million, respectively, which would not impact the effective tax rate because of the Company's valuation allowance position. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

Balance as of December 31, 2016	$—
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	1,526
Gross amount of increases in unrecognized tax benefits for tax positions taken in prior year	3,970
Balance as of December 31, 2017	5,496
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	1,744
Gross amount of decreases in unrecognized tax benefits for tax positions taken in prior year	—
Balance as of December 31, 2018	7,240
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	2,584
Gross amount of decreases in unrecognized tax benefits for tax positions taken in prior year	—
Balance as of December 31, 2019	$9,824

The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year or otherwise directly related to an existing deferred tax asset, in which case the uncertain tax position is recorded net of the asset on the consolidated balance sheet. As of December 31, 2019, $9.8 million of the Company’s gross unrecognized tax benefits were recorded as a reduction of the related deferred tax assets.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. The amount of interest and penalties accrued as of December 31, 2018 and 2019 was zero.
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
16. Geographic Information

The following table presents the Company's total net revenue by geography based on the currency of the underlying transaction (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$236,845	$211,705	$141,118
International	89,956	79,906	60,479
Total net revenue	$326,801	$291,611	$201,597

No individual country included in the International line above represents more than 10% of the total consolidated net revenue for any of the periods presented. Substantially all of the Company's long-lived assets are located in the United States.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.
Based on our evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth in "Internal Control—Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019 based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP. PricewaterhouseCoopers LLP has issued an attestation report on our internal control over financial reporting, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Disclosure Controls and Procedures
In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2019 in connection with our 2020 annual meeting of stockholders (the Proxy Statement), and is incorporated herein by reference.

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

Exhibit Index

	Description of Exhibits	Incorporated by Reference
Exhibit Number		Form	Exhibit Number	Date Filed

3.2	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	August 28, 2018
3.4	Amended and Restated Bylaws.	S-1/A	3.4	August 28, 2018
4.1	Form of Class A Common Stock Certificate.	S-1/A	4.1	September 7, 2018
4.2	Description of Securities.
4.3	Amended and Restated Investors’ Rights Agreement, dated August 30, 2017, by and among the Registrant and certain of its stockholders.	S-1	4.2	August 23, 2018
10.1	Lease for 155 5th Street, San Francisco, CA, dated December 6, 2013, by and between the Registrant and University of the Pacific, as amended.	S-1	10.1	August 23, 2018
10.2
Lease for 209 10th Avenue South, Nashville, TN, dated May 12, 2014, by and between the Registrant and Cummins Station, LLC; First Amendment to Lease dated June 24, 2014; Second Amendment to Lease dated May 22, 2016; Third Amendment to Lease dated September 29, 2016; Fourth Amendment to Lease dated January 28, 2018; Fifth Amendment to Lease dated April 25, 2018; Sixth Amendment to Lease dated June 24, 2019; Seventh Amendment to Lease dated December 19, 2019.
				Filed herewith
10.3#	Senior Executive Cash Incentive Bonus Plan.	S-1	10.4	August 23, 2018
10.4#	Non-Employee Director Compensation Policy.	S-1	10.5	August 23, 2018
10.5#	Eventbrite, Inc. (f/k/a Mollyguard Corporation) 2004 Stock Plan, as amended, and forms of agreements thereunder.	S-1	10.7	August 23, 2018
10.6#	Eventbrite, Inc. 2010 Stock Plan, as amended, and forms of agreements thereunder.	S-1/A	10.8	August 28, 2018
10.7#	Eventbrite, Inc. 2018 Stock Option and Incentive Plan and forms of agreements thereunder.	10-K	10.9	March 7, 2019
10.8#	Eventbrite, Inc. 2018 Employee Stock Purchase Plan.	S-1	10.10	August 23, 2018

10.9#	Form of Indemnification Agreement, between the Registrant and each of its directors.	S-1	10.11	August 23, 2018
10.10#	Promotion Letter, dated April 21, 2016, between the Registrant and Julia Hartz.	S-1	10.13	August 23, 2018
10.11#	Offer Letter, dated November 30, 2005, between Mollyguard Corporation and Julia (Steen) Hartz.	S-1	10.14	August 23, 2018
10.12#	Form of Executive Severance and Change in Control Agreement between the Registrant and each of its executives.	S-1/A	10.18	August 28, 2018
10.13#	Non-Employee Directors’ Deferred Compensation Program.	S-1/A	10.23	September 7, 2018
10.14#	Offer letter, dated October 26, 2015, between the Registrant and Samantha Harnett.	10-K	10.27	March 7, 2019
10.15#	Offer Letter, dated August 7, 2019, by and between the Registrant and Charles Baker.	8-K	10.1	August, 8 2019
10.16#	Independent Contractor Agreement between the Registrant and Lorrie Norrington, as amended	10-Q	10.2	August 7, 2019
10.17#	Offer letter, dated January 15, 2019, between the Registrant and Shane Crehan.	8-K	10.1	January 23, 2019
21.1	Subsidiaries of the Registrant.			Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP			Filed herewith
24.1	Power of Attorney (contained on signature page hereto)			Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

March 2, 2020	Eventbrite, Inc.

	By:	/s/ Julia Hartz
Julia Hartz
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Julia Hartz, Charles Baker and Samantha Harnett, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Julia Hartz	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2020
Julia Hartz

/s/ Charles Baker	Chief Financial Officer (Principal Financial Officer)	March 2, 2020
Charles Baker

/s/ Shane Crehan	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2020
Shane Crehan

/s/ Katherine August-deWilde	Director	March 2, 2020
Katherine August-deWilde

/s/ Roelof Botha	Lead Independent Director	March 2, 2020
Roelof Botha

/s/ Kevin Hartz	Chairman and Director	March 2, 2020
Kevin Hartz

/s/ Jane Lauder	Director	March 2, 2020
Jane Lauder

/s/ Sean P. Moriarty	Director	March 2, 2020
Sean P. Moriarty

/s/ Lorrie M. Norrington	Director	March 2, 2020
Lorrie M. Norrington

/s/ Helen Riley	Director	March 2, 2020
Helen Riley

/s/ Steffan C. Tomlinson	Director	March 2, 2020
Steffan C. Tomlinson