Form 10-Q
period 2020-03-31
Eventbrite, Inc.
filed 2020-05-11
CIK 1475115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
155 5th Street, 7th Floor
San Francisco, CA 94103
(Address of principal executive offices) (Zip Code)

(415) 692-7779
(Registrant's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock, $0.00001 par value	EB	New York Stock Exchange LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2020, 63,527,159 shares of Registrant's Class A common stock and 23,598,116 shares of Registrant's Class B common stock were outstanding.

EVENTBRITE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED
MARCH 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "appears," "shall," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements related to the impacts of the COVID-19 global health pandemic, including its impact on us, our operations, or our future financial or operational results; our expectations regarding restructuring charges with respect to the workforce reduction implemented in response to the COVID-19 global health pandemic; statements regarding our credit agreement and timing of the funding of the term loans under the credit agreement; statements about our future financial performance, including our revenue, costs of revenue and operating expenses; our anticipated growth and growth strategies and our ability to effectively manage that growth; our ability to achieve and grow profitability; the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs; our ability to maintain the security and availability of our platform; our predictions about industry and market trends; our ability to attract and retain creators; our ability to successfully operate internationally; our ability to maintain, protect and enhance our intellectual property; our ability to attract and retain qualified employees and key personnel; our ability to comply with modified or new laws and regulations applying to our business; and our ability to successfully defend litigation brought against us.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors, including those described in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events.

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

PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Interim Condensed Consolidated Financial Statements

EVENTBRITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$372,962	$420,712
Funds receivable	—	54,896
Accounts receivable, net	1,892	2,932
Creator signing fees, net	6,347	9,597
Creator advances, net	13,868	22,282
Prepaid expenses and other current assets	14,089	14,157
Total current assets	409,158	524,576
Property, plant and equipment, net	19,393	19,735
Operating lease right-of-use assets	20,403	22,160
Goodwill	170,560	170,560
Acquired intangible assets, net	46,548	49,158
Restricted cash	2,215	2,228
Creator signing fees, noncurrent	11,378	16,710
Creator advances, noncurrent	594	922
Other assets	1,768	1,966
Total assets	$682,017	$808,015
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, creators	$232,542	$307,871
Accounts payable, trade	2,143	1,870
Chargebacks and refunds reserve	89,734	2,699
Funds payable	3,381	—
Accrued compensation and benefits	6,377	6,347
Accrued taxes	2,661	5,409
Operating lease liabilities	9,202	9,115
Other accrued liabilities	12,757	16,997
Total current liabilities	358,797	350,308
Accrued taxes, noncurrent	15,381	15,173
Operating lease liabilities, noncurrent	13,812	16,162
Other liabilities	485	557
Total liabilities	388,475	382,200
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized; 86,651,939 shares issued and outstanding as of March 31, 2020; 85,718,860 shares issued and outstanding as of December 31, 2019	1	1
Additional paid-in capital	812,843	798,640
Accumulated deficit	(519,302)	(372,826)
Total stockholders’ equity	293,542	425,815
Total liabilities and stockholders’ equity	$682,017	$808,015

(See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net revenue	$49,086	$81,326
Cost of net revenue(1)	28,005	30,565
Gross profit	21,081	50,761
Operating expenses(1)
Product development	16,171	14,597
Sales, marketing and support	99,915	21,725
General and administrative	42,109	25,380
Total operating expenses	158,195	61,702
Loss from operations	(137,114)	(10,941)
Interest expense	(12)	(1,092)
Other income (expense), net	(9,285)	2,180
Loss before income taxes	(146,411)	(9,853)
Income tax provision	65	100
Net loss	$(146,476)	$(9,953)
Net loss per share, basic and diluted	$(1.71)	$(0.13)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	85,879	78,670

(1) Includes stock-based compensation as follows (in thousands):
	Three Months Ended March 31,
	2020	2019
Cost of net revenue	$423	$244
Product development	3,689	2,038
Sales, marketing and support	1,431	1,223
General and administrative	5,279	4,622

(See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2020	61,863,617	$1	23,855,243	$—	—	$—	$798,640	$(372,826)	$425,815
Issuance of common stock upon exercise of stock options	738,410	—	—	—	—	—	4,654	—	4,654
Issuance of restricted stock awards	480	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	304,600	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(110,411)	—	—	—	—	—	(1,713)	—	(1,713)
Conversion of common stock from Class B to Class A	262,483	—	(262,483)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	61	—	61
Stock-based compensation	—	—	—	—	—	—	11,201	—	11,201
Net loss	—	—	—	—	—	—	—	(146,476)	(146,476)
Balance at March 31, 2020	63,059,179	$1	23,592,760	$—	—	$—	$812,843	$(519,302)	$293,542

	Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2019	11,502,993	$—	66,855,401	$—	(188,480)	$(488)	$718,405	$(302,695)	$415,222
Issuance of common stock upon exercise of stock options	1,785,106	—	249,207	—	—	—	12,427	—	12,427
Issuance of restricted stock awards	4,402	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	62,263	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(24,249)	—	—	—	—	—	(560)	—	(560)
Conversion of common stock from Class B to Class A	21,095,075	—	(21,095,075)	—	—	—	—	—	—
Retirement of treasury shares	—	—	—	—	188,480	488	(488)	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	92	—	92
Cumulative effect adjustment upon adoption of ASU 2014-09	—	—	—	—	—	—	—	(600)	(600)
Stock-based compensation	—	—	—	—	—	—	8,330	—	8,330
Cumulative effect adjustment upon adoption of ASU 2016-02	—	—	—	—	—	—	—	(771)	(771)
Net loss	—	—	—	—	—	—	—	(9,953)	(9,953)
Balance at March 31, 2019	34,425,590	$—	46,009,533	$—	—	$—	$738,206	$(314,019)	$424,187

(See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(146,476)	$(9,953)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,213	6,012
Amortization of creator signing fees	3,130	2,393
Noncash operating lease expense	1,881	1,971
Accretion of term loan	—	104
Stock-based compensation	10,822	8,127
Provision for chargebacks and refunds	98,936	4,568
Impairment charges	13,932	463
Provision for bad debt and creator advances	6,549	580
Loss on disposal of equipment	—	22
Deferred income taxes	(120)	(174)
Changes in operating assets and liabilities:
Accounts receivable	(70)	(1,507)
Funds receivable	54,896	4,302
Creator signing fees, net	(3,894)	(4,621)
Creator advances, net	(1,284)	(4,120)
Prepaid expenses and other current assets	68	718
Other assets	200	117
Accounts payable, creators	(75,329)	81,470
Accounts payable, trade	411	285
Chargebacks and refunds reserve	(11,901)	(4,501)
Funds payable	3,381	—
Accrued compensation and benefits	30	1,571
Accrued taxes	(2,748)	(1,331)
Operating lease liabilities	(2,387)	(1,855)
Other accrued liabilities	(5,619)	3,225
Accrued taxes, noncurrent	328	27
Other liabilities	1	(1,343)
Net cash provided by (used in) operating activities	(49,050)	86,550
Cash flows from investing activities
Purchases of property and equipment	(1,033)	(1,285)
Capitalized internal-use software development costs	(1,909)	(2,105)
Net cash used in investing activities	(2,942)	(3,390)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Three Months Ended March 31,
	2020	2019
Cash flows from financing activities
Proceeds from exercise of stock options	4,654	12,427
Taxes paid related to net share settlement of equity awards	(364)	(175)
Payment of debt issuance costs	—	(457)
Payments of finance lease obligations	(61)	(69)
Payments of deferred offering costs	—	(413)
Net cash provided by financing activities	4,229	11,313
Net increase (decrease) in cash, cash equivalents and restricted cash	(47,763)	94,473
Cash, cash equivalents and restricted cash
Beginning of period	422,940	439,400
End of period	$375,177	$533,873
Supplemental cash flow data
Interest paid	$11	$10
Income taxes paid, net of refunds	406	184
Noncash investing and financing activities
Vesting of early exercised stock options	$61	$92
Purchases of property and equipment, accrued but unpaid	305	572
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	—	137

(See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
1. Overview and Basis of Presentation
Description of Business
Eventbrite, Inc. (Eventbrite or the Company) has built a powerful, broad technology platform to enable creators to solve the challenges associated with creating live and online experiences. The Company’s platform integrates components needed to seamlessly plan, promote and produce live events, thereby allowing creators to reduce friction and costs, increase reach and drive ticket sales.
Basis of Presentation
The accompanying interim condensed consolidated financial statements of the Company are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and the applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date.
The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal and recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations and cash flows for the interim periods. All intercompany transactions and balances have been eliminated. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other future annual or interim period.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K).
Use of Estimates
In order to conform with U.S. GAAP, the Company is required to make certain estimates, judgments and assumptions when preparing its consolidated financial statements. These estimates, judgments and assumptions affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. These estimates include, but are not limited to, the recoverability of creator signing fees and creator advances, the chargebacks and refunds reserve, the capitalization and estimated useful life of internal-use software, certain assumptions used in the valuation of equity awards, assumptions used in determining the fair value of business combinations, the allowance for doubtful accounts, indirect tax reserves and contra-revenue amounts related to fraudulent events, customer disputed transactions and refunds. The Company evaluates these estimates on an ongoing basis. Actual results could differ from those estimates and such differences could be material to the Company’s consolidated financial statements.
COVID-19 Impacts
During the three months ended March 31, 2020, a global health pandemic referred to as COVID-19 arose and has disrupted several industries around the world, including the live events industry. The effect of and uncertainties surrounding the COVID-19 pandemic has caused the Company to make significant estimates in its condensed consolidated financial statements as of and for the three months ended March 31, 2020, specifically related to chargebacks and refunds due to cancelled or postponed events, which impacts net revenue, advance payouts, creator signing fees and creator advances. The COVID-19 pandemic is ongoing in nature and the Company will revise such estimates in future reporting periods to reflect management's best estimates of future outcomes. The COVID-19 pandemic resulted in the worldwide cancellation or postponements of live events and adversely affected the Company’s results of operations in the three months ended March 31, 2020. There is significant uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on the Company’s business. The full extent to which COVID-19 impacts the Company’s business, results of operations and financial condition cannot be predicted at this time, and the impact of COVID-19 may persist for an extended period of time or become more pronounced.

SEC Filer and Emerging Growth Company Status
The Company became a large accelerated filer on December 31, 2019, based on the market value of the Company's Class A common stock held by non-affiliates as of the last day of the second quarter in 2019. Prior to that, the Company was an emerging growth company (EGC) as defined in the Jumpstart Our Business Startups Act (JOBS Act). Being an EGC allowed the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company had elected to use this extended transition period under the JOBS Act.
The Company lost the ability to delay adoption of new or revised accounting pronouncements when it became a large accelerated filer as of December 31, 2019. As a result, the financial statements included in this Quarterly Report on Form 10-Q reflect the adoption of new accounting standards effective for calendar year end public companies, including the adoption of ASU 2016-02, Leases (Topic 842) (ASC 842). The Company previously filed its 2019 quarterly interim financial statements on Form 10-Q by accounting for its leases under ASC 840, Leases (ASC 840), and has consequently recast its previously reported 2019 interim financial information to be reported under ASC 842 in this Quarterly Report on Form 10-Q. Refer to the sections titled Recently Adopted Accounting Pronouncements in Note 2 and Adoption of ASC 842 in Note 8 for more information.
Comprehensive Loss
For all periods presented, comprehensive loss equaled net loss. Therefore, the condensed consolidated statements of comprehensive loss have been omitted from the condensed consolidated financial statements.
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
2. Significant Accounting Policies
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued ASC 842, which supersedes the previous accounting guidance for leases included within ASC 840. The new guidance generally requires an entity to recognize on its balance sheet operating and finance lease liabilities and corresponding right-of-use assets, as well as to recognize the associated operating lease expenses on its statements of operations.
The Company adopted ASC 842 in the 2019 Form 10-K and retroactively applied its provisions to January 1, 2019 in accordance with ASU No. 2018-11, Targeted Improvements to ASC 842 using a modified retrospective approach, thereby recasting the results of operations for each of the first three quarters of 2019. The recast results for the three months ended March 31, 2019 are reflected as such in this Quarterly Report on Form 10-Q. The Company elected not to adjust comparative periods prior to 2019 and will continue to disclose reporting periods prior to January 1, 2019 under ASC 840.
The most significant impact of adopting ASC 842 was the derecognition of the Company's build-to-suit asset and improvements, including lessor-owned improvements, with a carrying amount of $26.7 million and the related lease financing obligation of $28.9 million related to the Company's San Francisco office lease. As of January 1, 2019, the Company ceased to allocate its lease payments to interest expense and the build-to-suit liability. Under ASC 842, the Company classifies this lease as an operating lease and recognizes lease expense in the consolidated statement of operations. Lease payments are recorded as a reduction of the operating lease liability, similar to all of the Company's other real estate leases. The Company recorded additional lease operating expense of $3.7 million, decreased depreciation expense of $0.5 million and decreased interest expense of $3.3 million during the year ended December 31, 2019 compared to the year ended December 31, 2018, related to its San Francisco office lease as a result of adopting ASC 842.
The adoption of ASC 842 resulted in the recognition of $25.7 million of operating lease right-of-use assets and $29.7 million of operating lease liabilities on the consolidated balance sheet as of January 1, 2019. The Company reclassified $1.7 million of previously recognized deferred rent obligations and lease incentives to operating lease right-of-use assets upon adoption of ASC 842. The Company also recorded finance lease right-of-use assets of $0.4 million and total finance lease liabilities of $0.5 million as of January 1, 2019.

The adoption of ASC Topic 842 had no income tax impact to the consolidated financial statements. The Company wrote-off its deferred tax asset related to its built-to-suit lease and grossed up its deferred taxes consistent with the new ASC 842 classifications: right-of-use asset and lease liability, recording a $2.5 million deferred tax liability related to the recognition of right-of-use assets and a $3.0 million deferred tax asset related to the recognition of lease liabilities upon adoption. The deferred taxes recognized upon the adoption of ASC 842 were offset by a valuation allowance, resulting in no income tax impact to the consolidated financial statements. Furthermore, in conjunction with the adoption entry, the Company adjusted its deferred rent deferred tax asset, fixed asset deferred tax liability and prepaid expenses deferred tax liability through retained earnings, which was offset by a valuation allowance.
For further information, see Note 8.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. The Company adopted this new standard effective January 1, 2020 and has considered forward-looking information in its measurement and recognition of expected credit losses for its accounts receivables, creator signing fees and creator advances, including consideration of the financial statement effects of the COVID-19 pandemic. Refer to Note 4, Note 5 and Note 6 for further information.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. This standard simplifies accounting for income taxes by removing certain exceptions to the general principles and amending existing guidance to improve consistent application. The Company adopted this new standard effective January 1, 2020. Its adoption had no material impact on the Company's financial reporting or results of operations.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. The Company adopted this new standard effective January 1, 2020. Its adoption had no material impact on the Company's financial reporting or results of operations.
Revenue Recognition
The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40) (ASC 606) on January 1, 2019.
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

The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether the Company obtains control of the specified goods or services by considering if it is primarily responsible for fulfillment of the promise, has inventory risk, and has the latitude in establishing pricing and selecting suppliers, among other factors. The Company determined the event creator is the party responsible for fulfilling the promise to the attendee, as the creator is responsible for providing the event for which a ticket is sold, is responsible for determining the price of the ticket and is responsible for providing a refund if the event is canceled. The Company's service provides a platform for the creator and event attendee to transact and the Company's performance obligation is to facilitate and process that transaction and issue the ticket. The amount that the Company earns for its services is fixed. For the payment processing service, the Company determined that it is the principal in providing the service as the Company is responsible for fulfilling the promise to process the payment and has discretion and latitude in establishing the price of its service. Based on management's assessment, the Company records revenue on a net basis related to its ticketing service and on a gross basis related to its payment processing service. As a result, costs incurred for processing the transactions are included in cost of net revenues in the condensed consolidated statements of operations.
Revenue is presented net of indirect taxes, value-added taxes, creator royalties and reserves for customer refunds, payment chargebacks and estimated uncollectible amounts, including estimates related to the effect of the COVID-19 pandemic. If an event is cancelled by a creator, then any obligations to provide refunds to event attendees are the responsibility of that creator. If a creator is unwilling or unable to fulfill their refund obligations, the Company may, at its discretion, provide attendee refunds. Revenue is also presented net of the amortization of creator signing fees. The benefit the Company receives by securing exclusive ticketing and payment processing rights with certain creators from creator signing fees is inseparable from the customer relationship with the creator and accordingly these fees are recorded as a reduction of revenue in the condensed consolidated statements of operations. See also the descriptions of the Company’s advance payouts under the sections Accounts Payable, Creators and Chargebacks and Refund Reserve below.
Cost of Net Revenue
Cost of net revenue consists primarily of payment processing fees, platform and website hosting fees and operational costs, amortization of acquired developed technology costs, amortization of capitalized internal-use software development costs, field operations costs and allocated customer support costs.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes bank deposits and money market funds held with financial institutions. Cash and cash equivalents balances include the face value of tickets sold on behalf of creators and their share of service charges, which are to be remitted to the creators. Such balances were $232.5 million and $256.8 million as of March 31, 2020 and December 31, 2019, respectively. Although creator cash is legally unrestricted, the Company does not utilize creator cash for its own financing or investing activities as the amounts are payable to creators on a regular basis. These amounts due to creators are included in accounts payable, creators on the consolidated balance sheets. The Company considers all highly liquid investments, including money market funds with an original maturity of three months or less at the date of purchase, to be cash equivalents.
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

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$372,962	$420,712
Restricted cash	2,215	2,228
Total cash, cash equivalents and restricted cash	$375,177	$422,940
Funds Receivable and Funds Payable
Funds receivable represents cash-in-transit from third-party payment processors that is received by the Company within approximately five business days from the date of the underlying ticketing transaction. The funds receivable balances include the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such amounts were zero and $51.1 million as of March 31, 2020 and December 31, 2019, respectively. The zero balance as of March 31, 2020 was a result of chargebacks and refunds owed to third-party payment processors in excess of funds owed to the Company from ticket sales. This excess amount has been classified as funds payable on the condensed consolidated balance sheets as of March 31, 2020.

Funds payable represents a liability for chargebacks and refunds to third-party payment processors relating largely to the effects of the COVID-19 pandemic, which caused significant event cancellations and postponements. Funds payable was $3.4 million and zero as of March 31, 2020 and December 31, 2019, respectively.
Accounts Payable, Creators
Accounts payable, creators consists of unremitted ticket sale proceeds, net of Eventbrite service fees and applicable taxes. Amounts are remitted to creators within five business days subsequent to the completion of the related event. Creators may apply to receive these proceeds prior to completion of their events as creators often need these funds to pay for event-related costs. For qualified creators, the Company passes ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, the Company refers to these payments as advance payouts. When an advance payout is made, the Company reduces its cash and cash equivalents with a corresponding decrease to its accounts payable, creators. As a result of the COVID-19 pandemic and its effect of causing creators to cancel, postpone or reschedule events, the Company suspended its advance payouts program effective March 11, 2020. As of that date, the total advance payouts to creators related to future events was approximately $354.0 million.
Chargebacks and Refunds Reserve
Under the Company's standard terms of service for creators using EPP, the Company settles a creator’s share of the proceeds from ticket sales within five business days after the successful completion of the event. The terms of the Company's standard merchant agreement obligate creators to reimburse attendees (or the Company, if it has processed the refund) who are entitled to refunds under the creator's refund policy and under the Company's refund policy requirement for ticket sales proceeds remitted to creators via advance payouts. When the Company provides advance payouts, it assumes risk that the event may be cancelled, fraudulent, materially not as described or removed from the Company's platform due to its failure to comply with the Company's terms of service or merchant agreement, resulting in significant chargebacks, refund requests and/or disputes between attendees and the creator, and risk that the creator will not be able to otherwise make the attendee whole. The Company may refund attendees if the creator is insolvent or has spent the proceeds of the ticket sales for event-related costs, among other circumstances. The Company may not be able to recover its losses from these events, and such unrecoverable amounts could equal the value of the transaction or transactions settled to the creator prior to the event that is disputed, plus any associated chargeback fees not assumed by the creator. The Company records estimates for refunds and chargebacks of its fees as contra-revenue. The Company records estimates for losses related to chargebacks and refunds of the face value of tickets as an operating expense classified within sales, marketing and support. The chargebacks and refunds reserve was $89.7 million and $2.7 million as of March 31, 2020 and December 31, 2019, respectively. The increase in the reserve balance during the three months ended March 31, 2020 was the result of estimated losses from the advance payout program and estimated future refunds of its fees, relating largely to the COVID-19 pandemic. Prior to March 31, 2020, the Company included its chargebacks and refunds reserve in other accrued liabilities on the consolidated balance sheets, and has reclassified the balance as of December 31, 2019 on the condensed consolidated balance sheets included in this Quarterly Report on Form 10-Q to be consistent with the presentation as of March 31, 2020.
Impairment of Long-lived Assets
The carrying amounts of long-lived assets, including property and equipment, capitalized internal-use software, acquired intangible assets and right-of-use operating lease assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future undiscounted net cash flows the asset is expected to generate over its remaining life.
If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the revised shorter useful life.
During the three months ended March 31, 2020, the Company determined that conditions resulting from the COVID-19 pandemic warranted an interim assessment of its long-lived assets balance. The Company performed a recoverability test and concluded no impairment of the carrying value was required.
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

The Company determined that the conditions resulting from the COVID-19 pandemic and the decline in the market value of the Company's common stock warranted an interim assessment of its goodwill carrying amount. On January 1, 2020, the Company adopted ASU 2017-04, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. During the three months ended March 31, 2020, the Company performed its analysis by comparing the estimated fair value of the Company to its carrying amount, including goodwill. The Company's analysis indicated that its estimated fair value, using the market price of its common stock, exceeded its carrying amount and therefore goodwill was not impaired and no additional steps were necessary.
Significant Accounting Policies
Other than as discussed above, there have been no material changes to the Company's significant accounting policies as described in the Company's 2019 Form 10-K.
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
The Company’s cash equivalents, funds receivable, accounts receivable, accounts payable, funds payable and other current liabilities approximate their fair value. All such financial assets and liabilities are Level 1. There were no other Level 1 assets or liabilities recorded at March 31, 2020 and December 31, 2019.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 for the periods ended March 31, 2020 and December 31, 2019.
4. Accounts Receivable, Net
Accounts receivable, net is comprised of invoiced amounts to customers who use FPP for payment processing as well as other invoiced amounts. In the three months ended March 31, 2020, the Company recorded $1.1 million of incremental allowance for doubtful accounts, including estimated future losses in consideration of the impact of the COVID-19 pandemic. The following table summarizes the Company’s accounts receivable balances as of the dates indicated (in thousands):

	March 31, 2020	December 31, 2019
Accounts receivable, customers	$4,244	$4,979
Allowance for doubtful accounts	(2,352)	(2,047)
Accounts receivable, net	$1,892	$2,932

5. Creator Signing Fees, Net
Creator signing fees are incentives paid by the Company to secure exclusive ticketing and payment processing rights with certain creators. Amortization of creator signing fees is recorded as a reduction of revenue in the consolidated statements of operations and was $3.1 million and $2.4 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the balance of creator signing fees, net is being amortized over a weighted-average remaining contract life of 3.4 years on a straight-line basis. The write-offs and other adjustments for the three months ended March 31, 2020 include estimated future losses in consideration of the COVID-19 pandemic. The following table summarizes the activity in creator signing fees for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$26,307	$17,005
Creator signing fees paid	3,894	4,558
Amortization of creator signing fees	(3,130)	(2,393)
Write-offs and other adjustments	(9,346)	(50)
Balance, end of period	$17,725	$19,120
Creator signing fees are classified as follows on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	March 31, 2020	December 31, 2019
Creator signing fees, net	$6,347	$9,597
Creator signing fees, noncurrent	11,378	16,710
Total creator signing fees	$17,725	$26,307
6. Creator Advances, Net
Creator advances provide the creator with funds in advance of the event and are subsequently recovered by withholding amounts due to the Company from the sale of tickets for the event until the creator payment has been fully recovered. The write-offs and other adjustments for the three months ended March 31, 2020 include estimated future losses in consideration of the COVID-19 pandemic. The following table summarizes the activity in creator advances for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$23,204	$23,142
Creator advances paid	7,646	9,768
Creator advances recouped	(6,362)	(5,749)
Write-offs and other adjustments	(10,026)	(427)
Balance, end of period	$14,462	$26,734
Creator advances, net are classified as follows on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	March 31, 2020	December 31, 2019
Creator advances, net	$13,868	$22,282
Creator advances, noncurrent	594	922
Total creator advances	$14,462	$23,204

7. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following as of the dates indicated (in thousands):

	March 31, 2020	December 31, 2019
Capitalized internal-use software development costs	$46,482	$44,194
Furniture and fixtures	3,891	3,861
Computers and computer equipment	15,554	14,836
Leasehold improvements	8,539	8,393
Finance lease right-of-use assets	1,066	1,005
Property, plant and equipment	75,532	72,289
Less: Accumulated depreciation and amortization	(56,139)	(52,554)
Property, plant and equipment, net	$19,393	$19,735
The Company recorded the following amounts related to depreciation of fixed assets and capitalized internal-use software development costs during the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Depreciation expense	$1,514	$1,637
Internal-use software development costs capitalized	2,287	2,308
Stock-based compensation costs included in capitalized internal-use software development costs	378	203
Amortization of capitalized internal-use software development costs	2,089	1,701

8. Leases
Adoption of ASC 842
The Company adopted ASC 842 in the fourth quarter of 2019, effective as of January 1, 2019 and applied a modified retrospective transition approach. The Company will continue to account for comparative reporting periods prior to that date under ASC 840.
Upon the adoption of ASC 842, the Company derecognized the build-to-suit asset and related lease financing obligation in their entirety, with the exception of the remaining net book value of lessee-owned tenant improvement assets which will be depreciated over the remaining term of the lease. The Company reclassified the San Francisco office lease as an operating lease consistent with the adoption ASC 842. The adoption effect of derecognizing the build-to-suit assets and lease financing obligation and recognizing operating lease right-of-use assets and operating lease liabilities on the consolidated balances sheets was as follows (in thousands):

	December 31, 2019	January 1, 2019	December 31, 2018
Property, plant and equipment, net	$814	$(26,676)	$28,101
Other accrued liabilities	—	(552)	552
Build-to-suit lease financing obligation	—	(28,510)	28,510
Operating lease right-of-use assets	5,953	10,130	—
Operating lease liabilities	5,580	5,167	—
Operating lease liabilities, noncurrent	1,446	7,026	—
Accumulated deficit	135	135	—

As a result of the derecognition of the San Francisco office lease as a build-to-suit lease and reclassification to an operating lease under ASC 842, the Company recast its previously reported results for the three months ended March 31, 2019 as follows (in thousands):

	Three Months Ended March 31, 2019
	Initially As Reported	Effect of ASC 842 Adoption	Recast As Reported
Net Revenue	$81,326	$—	$81,326
Cost of Net Revenue	30,518	47	30,565
Gross Profit	50,808	(47)	50,761
Operating Expenses:
Product Development	14,264	333	14,597
Sales, marketing and support	21,562	163	21,725
General and administrative	25,127	253	25,380
Total operating expenses	60,953	749	61,702
Loss from operations	(10,145)	(796)	(10,941)
Interest expense	(1,933)	841	(1,092)
Other income, net	2,180	—	2,180
Loss before income taxes	(9,898)	45	(9,853)
Income tax provision	100	—	100
Net loss	$(9,998)	$45	$(9,953)
The Company has also recast its previously reported consolidated cash flows in this Quarterly Report on Form 10-Q for the three months ended March 31, 2019. The derecognition of the build-to-suit lease resulted in a reclassification of $0.2 million of cash outflow in financing activities to cash outflow in operating activities. The $0.2 million was reclassified to cash flows from operating activities amongst net loss, depreciation and amortization, noncash operating lease expense, prepaid expenses and other current assets, operating lease liabilities, other current liabilities and other liabilities in the condensed consolidated statements of cash flows for the three months ended March 31, 2019.
Operating Leases
The Company leases its office facilities under operating lease arrangements with varying expiration dates through 2029. Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Right-of-use assets also include adjustments related to prepaid or deferred lease payments and lease incentives. As most of the Company's leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The incremental borrowing rate is calculated based on hypothetical fully-secured borrowings to fund each respective lease over the lease term as of the lease commencement date, based on an assessment of the company's implied credit rating. As of March 31, 2020 and December 31, 2019, total operating lease right-of-use assets were $20.4 million and $22.2 million, respectively. Operating lease liabilities were $23.0 million as of March 31, 2020, $9.2 million current and $13.8 million non-current, respectively. Operating lease liabilities were $25.3 million as of December 31, 2019, $9.1 million current and $16.2 million non-current, respectively.
Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Company will exercise such options. As of March 31, 2020, the remaining lease term of the Company's operating leases ranges from less than one year to ten years.
The components of operating lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease costs	$1,881	$1,971
Sublease income	(995)	(965)
Total operating lease costs, net	$886	$1,006

The Company made cash payments of $2.4 million and $1.9 million for operating lease liabilities during the three months ended March 31, 2020 and 2019, respectively, which is included within the operating activities section on the condensed consolidated statements of cash flows.
As of March 31, 2020, the Company's operating leases had a weighted-average remaining lease term of 4.44 years and a weighted-average discount rate of 3.7%.
As of March 31, 2020, maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
The remainder of 2020	$7,303
2021	5,003
2022	3,405
2023	3,121
2024	2,024
Thereafter	4,149
Total operating lease payments	25,005
Less: Imputed interest	(1,991)
Total operating lease liabilities	$23,014
Finance Leases
The Company leases certain computer equipment under finance leases. Finance lease right-of-use assets had a carrying amount of $0.4 million as of December 31, 2019 and are included in property, plant and equipment, net on the consolidated balance sheets. Finance lease liabilities totaled $0.7 million as of December 31, 2019, with $0.4 million and $0.3 million included in other accrued liabilities and other noncurrent liabilities, respectively, on the condensed consolidated balance sheets. The Company made cash payments of $0.1 million for finance lease liabilities during each of the three months ended March 31, 2020 and 2019, which are included within the financing activities section on the consolidated statements of cash flows.
9. Goodwill and Acquired Intangible Assets, Net
The carrying amounts of the Company's goodwill was $170.6 million as of March 31, 2020 and December 31, 2019.
During the three months ended March 31, 2020, the Company determined that conditions resulting from the COVID-19 pandemic warranted an interim assessment of the carrying amount of goodwill. The assessment was performed as of March 31, 2020 and the Company concluded no impairment of the carrying value of goodwill was required.
Acquired intangible assets consisted of the following (in thousands):

	March 31, 2020
	Cost	Accumulated Amortization	Net Book Value	Weighted- average remaining useful life (years)
Developed technology	$19,096	$19,084	$12	0.2
Customer relationships	74,484	27,948	46,536	5.0
Tradenames	1,600	1,600	—
Acquired intangible assets, net	$95,180	$48,632	$46,548

	December 31, 2019
	Cost	Accumulated Amortization	Net Book Value	Weighted- average remaining useful life (years)
Developed technology	$19,096	$19,062	$34	0.2
Customer relationships	74,484	25,360	49,124	5.2
Tradenames	1,600	1,600	—
Acquired intangible assets, net	$95,180	$46,022	$49,158

The Company recorded amortization expense related to acquired intangible assets as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of net revenue	$22	$229
Sales, marketing and support	2,588	2,571
Total amortization of acquired intangible assets	$2,610	$2,800
As of March 31, 2020, the total expected future amortization expense of acquired intangible assets by year is as follows (in thousands):

The remainder of 2020	7,833
2021	10,197
2022	8,202
2023	7,709
2024	7,583
Thereafter	5,024
Total expected future amortization expense	$46,548

10. Commitments and Contingencies
Letters of Credit
The Company has issued letters of credit under lease and other banking agreements, which have been collateralized with cash. This cash is classified as noncurrent restricted cash on the condensed consolidated balance sheets based on the term of the underlying agreements. Restricted cash was $2.2 million as of March 31, 2020 and December 31, 2019.
Creator Signing Fees and Creator Advances
Creator signing fees and creator advances represent contractual amounts paid to customers pursuant to event ticketing and payment processing agreements. Certain of the Company’s contracts include terms where future payments to creators are committed to, based on performance, as part of the overall ticketing arrangement. The Company's contracts state that these future payments require the customer to meet certain revenue milestones or minimum ticket sales provisions in order to earn the payment, and if that milestone or minimum is not met, the Company is not required to make such payment. The following table presents, by year, the future creator payments not yet paid as of March 31, 2020 (in thousands):

	Creator Advances	Creator Signing Fees	Total

The remainder of 2020	$13,147	$3,822	$16,969
2021	12,629	2,987	15,616
2022	5,167	409	5,576
2023	3,526	260	3,786
Thereafter	766	—	766
Total	$35,235	$7,478	$42,713

Purchase Commitments
The following table presents, by year, the future contractual purchase commitments as of March 31, 2020 (in thousands):

The remainder of 2020	$3,000
2021 and thereafter	—
Total	$3,000
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
On August 22, 2019, the federal court consolidated the two pending actions and appointed lead plaintiffs and lead counsel (the Federal Action). On October 11, 2019, the lead plaintiffs in the Federal Action filed their amended consolidated complaint. The amended complaint generally alleges that the Company misrepresented and/or omitted material information in its IPO offering documents in violation of the Securities Act of 1933. The amended complaint also challenges public statements made after the IPO in violation of the Securities Exchange Act of 1934. The amended complaint seeks unspecified monetary damages and other relief on behalf of investors who purchased the Company's Class A common stock issued pursuant and/or traceable to the IPO offering documents, or between September 20, 2018 and May 1, 2019, inclusive. On December 11, 2019, the defendants filed a motion to dismiss the amended complaint. On March 18, 2020, the court vacated the hearing on the defendants' motion to dismiss set for April 16, 2020. On April 28, 2020, the court granted defendants’ motion to dismiss in its entirety with leave to amend. Lead plaintiffs’ deadline to file a second amended consolidated complaint is June 24, 2020.
On June 24, 2019, the state court consolidated two state actions pending at that time (the State Action). On July 24, 2019, the two plaintiffs in the State Action filed a consolidated complaint. The consolidated complaint generally alleged that the Company misrepresented and/or omitted material information in the IPO offering documents, in violation of the Securities Act of 1933. The amended complaint sought unspecified monetary damages and other relief on behalf of investors who purchased the Company's Class A common stock issued pursuant and/or traceable to the IPO offering documents. On August 23, 2019, defendants filed demurrers to the consolidated complaint. A third state-court action was filed on August 23, 2019. On September 11, 2019, that complaint was consolidated into the operative complaint filed on July 24, 2019, and the court ordered that the arguments in defendants’ pending demurrers would apply to that newly filed complaint. At the hearing on defendants’ demurrers on November 1, 2019, the court sustained the demurrer with leave to amend. On December 13, 2019, the court granted requests by two plaintiffs to voluntarily dismiss their claims without prejudice. The remaining plaintiff and two new named plaintiffs filed a first amended consolidated complaint (FAC) on February 10, 2020. Defendants' filed demurrers to the FAC on March 26, 2020. On April 14, 2020, the court indefinitely vacated the May 1, 2020 hearing on the demurrers given the novel coronavirus pandemic, stating it would reschedule the hearing once regular court proceedings are allowed to resume.
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
The Company is currently under audit in certain jurisdictions with regard to indirect tax matters. The Company establishes reserves for indirect tax matters when it determines that the likelihood of a loss is probable, and the loss is reasonably estimable. Accordingly, the Company has established a reserve for the potential settlement of issues related to sales and other indirect taxes in the amount of $14.2 million and $14.8 million as of March 31, 2020 and December 31, 2019, respectively. These amounts, which represent management’s best estimates of its potential liability, include potential interest and penalties of $1.5 million and $1.4 million as of March 31, 2020 and December 31, 2019, respectively.
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
11. Stockholders' Equity
Common Stock
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
2004 and 2010 Stock Option Plans
In 2004, the board of directors and stockholders of the Company authorized and ratified the 2004 Stock Plan (2004 Plan), as amended. The 2004 Plan allowed for the issuance of incentive stock options (ISOs), non-statutory stock options (NSOs) and stock purchase rights. The 2004 Plan states the maximum aggregate number of shares that may be subject to options or stock purchase rights and sold under the plan is 6,000,000.
In 2010, the board of directors and stockholders of the Company authorized and ratified the 2010 Stock Plan (2010 Plan), as amended. The 2010 Plan allowed for the issuance of ISOs, NSOs and stock purchase rights. The 2010 Plan states the maximum aggregate number of shares that may be subject to options or stock purchase rights and sold under the plan is 30,663,761 shares. The Company no longer grants awards under the 2004 Plan or the 2010 Plan.

2018 Stock Option and Incentive Plan
The 2018 Stock Option and Incentive Plan (2018 Plan) allows for the granting of ISOs, NSOs, stock appreciation rights, restricted stock, restricted stock units (RSUs), unrestricted stock awards, dividend equivalent rights and cash-based awards. The 2018 Plan replaces the 2010 Plan, but the 2010 Plan will continue to govern outstanding equity awards granted thereunder. The Company initially reserved 7,672,600 shares of Class A common stock for the issuance of awards under the 2018 Plan and 9,972,355 shares of Class A common stock were reserved as of March 31, 2020.
As of March 31, 2020, there were 14,726,087 options issued and outstanding under the 2004 Plan, 2010 Plan and 2018 Plan (collectively, the Plans) and 15,515,408 shares available for issuance under the 2018 Plan.
Stock options granted typically vest over a four-year period from the date of grant. Options awarded under the plan may be granted at an exercise price per share not less than the fair value at the date of grant and are exercisable up to ten years.
Stock option activity under the Plans is as follows:

	Outstanding options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance at December 31, 2019	15,684,021	$9.28	6.3	$170,847
Granted	133,333	7.50
Exercised	(738,410)	6.30		9,734
Cancelled	(352,857)	10.60
Balance at March 31, 2020	14,726,087	9.39	5.7	14,548

Vested and exercisable as of March 31, 2020	9,845,948	7.45	4.7	14,372
Vested and expected to vest as of March 31, 2020	14,338,031	9.29	5.6	14,540
Vested and exercisable as of December 31, 2019	9,913,182	7.14	5.1	129,341
Vested and expected to vest as of December 31, 2019	15,197,994	9.16	6.3	167,439
2018 Employee Stock Purchase Plan
As of March 31, 2020, a total of 2,318,083 shares of the Company's Class A common stock were authorized for issuance under the 2018 Employee Stock Purchase Plan (ESPP). No shares were purchased under the ESPP during the three months ended March 31, 2020 and, as of that date, 2,046,789 shares of Class A common stock were available for future issuance under the plan.
Common Stock Subject to Repurchase
At March 31, 2020 and December 31, 2019, outstanding common stock included 10,724 and 18,665 shares, respectively, subject to repurchase related to stock options early exercised and unvested. The Company had a liability of $0.2 million as of March 31, 2020 and December 31, 2019, related to early exercises of stock options. The liability is reclassified into stockholders’ equity as the awards vest.
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

The following assumptions presented as weighted averages were used to estimate the fair value of stock options granted to employees:

	Three Months Ended March 31,
	2020	2019
Expected dividend yield	—%	—%
Expected volatility	64.6%	49.7%
Risk-free interest rate	0.67%	2.58%
Expected term (years)	6.02	6.08
The weighted-average fair value of stock options granted was $4.35 and $16.01 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, the total unrecognized stock-based compensation related to unvested options outstanding was $32.8 million and $38.2 million, respectively, to be recognized over a weighted-average period of 2.29 years and 2.39 years, respectively.
Restricted Stock Units
Restricted stock unit activity for the periods indicated is presented as follows:

	Outstanding RSUs and RSAs	Weighted-average grant date fair value per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance at December 31, 2019	3,791,543	$20.44	1.8	$76,596
Awarded	458,891	12.65
Released	(245,962)	24.24
Cancelled	(179,667)	22.34
Balance at March 31, 2020	3,824,805	19.17	1.7	27,921

Vested and expected to vest as of March 31, 2020	3,162,636	19.22	1.6	23,087
Vested and expected to vest as of December 31, 2019	3,126,182	20.46	1.6	63,055
The Company recognized $5.1 million and $2.3 million of stock-based compensation expense related to RSUs during the three months ended March 31, 2020 and 2019, respectively. Total unrecognized stock-based compensation related to RSUs outstanding was $55.1 million and $57.3 million as of March 31, 2020 and December 31, 2019, respectively, which is recognized over a weighted-average period of 3.28 years and 3.41 years, respectively.
12. Net Loss Per Share
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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net loss	$(146,476)	$(9,953)
Weighted-average shares used in computing net loss per share, basic and diluted	85,879	78,670
Net loss per share, basic and diluted	$(1.71)	$(0.13)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect (in thousands):

	March 31,
	2020	2019
Stock-options to purchase common stock	14,726	19,880
Restricted stock and restricted stock units	3,912	1,285
Early exercised options	11	44
Total shares of potentially dilutive securities	18,649	21,209

13. Income Taxes

The Company recorded income tax expense of $0.1 million for each of the three months ended March 31, 2020 and 2019.
The differences in the tax provision for the periods presented and the U.S. federal statutory rate is primarily due to foreign taxes in profitable jurisdictions and the recording of a full valuation allowance on our net deferred tax assets.
The Company applies the discrete method provided in ASC 740 to calculate its interim tax provision.
14. Geographic Information

The following table presents the Company's total net revenue by geography based on the currency of the underlying transaction (in thousands):

	Three Months Ended March 31,
	2020	2019
United States	$35,377	$59,780
International	13,709	21,546
Total net revenue	$49,086	$81,326

No individual country included in International net revenue represented more than 10% of the total consolidated net revenue for any of the periods presented. Substantially all of the Company's long-lived assets are located in the United States.

15. Subsequent Events

The Company has evaluated events from March 31, 2020 through May 11, 2020, the date these financial statements were issued.
On April 8, 2020, the Board of Directors of the Company approved a global workforce reduction impacting approximately 45% of the Company’s employees as part of an expense reduction plan related to the impact of the COVID-19 pandemic and its effect on the Company's reported paid ticket volume and net revenue. The Company expects to incur total restructuring charges related to the workforce reduction of $10.0 - 14.0 million on a pre-tax basis. The Company expects the majority of these costs to be recorded in the second quarter of 2020 with the balance expected to be recorded in the third and fourth quarters of 2020.
On May 9, 2020, the Company entered into a credit agreement (Credit Agreement) with FP EB Aggregator, L.P. and FP Credit Partners, L.P., as the administrative agent. The Credit Agreement provides for initial term loans (Initial Term Loans) in the aggregate principal amount of $125.0 million, and delayed draw term loans (Delayed Draw Term Loans, and together with the Initial Term Loans, New Term Loans) in an aggregate principal amount of $100.0 million. The Delayed Draw Term Loans may only be accessed from December 31, 2020 until September 30, 2021, subject to certain conditions. The full amount of the Initial Term Loans are expected to be drawn on May 13, 2020, but in any event, no later than May 25, 2020 (Initial Funding Date). Borrowings under the Credit Agreement bear interest at a rate per annum equal to (i) 4.0% payable in Cash Pay Interest (as defined in the Credit Agreement) and (ii) 8.5% PIK Interest (as defined in the Credit Agreement). The New Term Loans mature on the fifth anniversary of the Initial Funding Date, and there are no amortization payments with respect to the New Term Loans.

On May 9, 2020, in connection with the execution of the Credit Agreement described above, the Company entered into a Stock Purchase Agreement (Stock Purchase Agreement) with FP EB Aggregator, L.P. (Purchaser). Subject to the terms and conditions of the Stock Purchase Agreement, the Company is obligated to issue and sell 2,599,174 shares of Class A Common Stock to the Purchaser for a purchase price of $0.01 per share. The closing of the purchase and sale of the shares is expected to occur on the Initial Funding Date.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (2019 Form 10-K) filed with the United States Securities and Exchange Commission (SEC) on March 2, 2020. In addition to historical condensed consolidated financial information, the following discussion and analysis contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in this Quarterly Report on Form 10-Q. References herein to "Eventbrite," "the Company," "we," "us" or "our" refer to Eventbrite, Inc. and its subsidiaries, unless the context requires otherwise.
Overview
We built a powerful, broad technology platform to enable event creators to solve the challenges associated with creating live experiences. Our platform integrates components needed to seamlessly plan, promote and produce live and online events, thereby allowing event creators to reduce friction and costs, increase reach and drive ticket sales.
We were founded in 2006 and our mission is to bring the world together through live and online experiences. We succeed when our creators succeed. We charge creators on a per-ticket basis when an attendee purchases a paid ticket for an event. We grow with creators as they plan, promote and produce more events and grow attendance. In 2019, we helped more than 949,000 creators issue approximately 309 million free and paid tickets across approximately 4.7 million events in over 180 countries.

Our platform meets the complex needs of creators through a modular and extensible design. It can be accessed from Eventbrite.com, our mobile apps and through other websites, and is designed to be used without training, support or professional services. This modularity facilitates product development and allows third-party developers to integrate features and functionality from Eventbrite into their environment. Our platform also allows developers to seamlessly integrate services from third-party partners such as Salesforce, Facebook and HubSpot. This platform approach has allowed us to pioneer a powerful business model that drives our go-to-market strategy and allows us to efficiently serve a large number and variety of creators. To reach new creators, we plan to capitalize on creators' experiences as attendees, word of mouth from other creators, our prominence across the live events landscape, targeted marketing and our presence in search engine results.
In the first quarter of 2020, an unprecedented global health pandemic referred to as COVID-19 drastically changed the landscape of the live events industry. The COVID-19 pandemic resulted in the worldwide cancellation or postponements of live events and adversely affected our paid ticket volume and results of operations in the three months ended March 31, 2020. Creators with published events in the second half of 2020 or in 2021 may postpone or cancel these events, and there is significant uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on our business. The full extent to which COVID-19 impacts our business, results of operations and financial condition cannot be predicted at this time, and the impact of COVID-19 may persist for an extended period of time or become more pronounced.
On April 8, 2020, our Board of Directors approved a global workforce reduction impacting approximately 45% of our employees as part of an expense reduction plan related to the impact of the COVID-19 pandemic and its effect on the Company's reported paid ticket volume and net revenue. We expect this initiative to be substantially complete in the second quarter of 2020 and that, together with other cost-savings measures, we expect it will yield annualized operating expense savings of at least $100 million. With this reduction in workforce, we are repositioning our platform to focus on self-sign on and sales creators who use our platform with limited training, support or professional services. We intend to strategically re-grow our business by delivering a robust self-service platform experience and driving demand to our event creators.
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

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Paid Ticket Volume	22,237	27,026
Our paid ticket volume for events outside of the United States represented 35.9% and 35.0% for the three months ended March 31, 2020 and 2019, respectively.

Non-GAAP Financial Measures
We believe that the use of Adjusted EBITDA and free cash flow is helpful to our investors as they are metrics used by management in assessing the health of our business and our operating performance. These measures are not prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results of operations as reported under GAAP. In addition, other companies may not calculate these financial measures in the same manner as we calculate them, limiting their usefulness as comparative measures. You are encouraged to evaluate the adjustments and the reasons we consider them appropriate.
Adjusted EBITDA
Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes and in evaluating acquisition opportunities.
We calculate Adjusted EBITDA as net loss adjusted to exclude depreciation and amortization, stock-based compensation expense, interest expense, direct and indirect acquisition-related costs, employer taxes related to employee equity transactions, other income (expense), which consisted of interest income, foreign exchange rate gains and losses and income tax provision. Our net loss for the three months ended March 31, 2020 includes $113.7 million in impact resulting from COVID-19, related to increased actual refunds of our fees, increased reserves for estimated future refunds and chargebacks and impairment charges for creator signing fees and creator advances. Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP.
The following table presents our Adjusted EBITDA for the periods indicated and a reconciliation of our Adjusted EBITDA to the most comparable GAAP measure, net loss, for each of the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net loss	$(146,476)	$(9,953)
Add:
Depreciation and amortization	6,213	6,012
Stock-based compensation	10,822	8,127
Interest expense	12	1,092
Direct and indirect acquisition related costs (1)	—	673
Employer taxes related to employee equity transactions	479	187
Other (income) expense, net	9,285	(2,180)
Income tax provision	65	100
Adjusted EBITDA	$(119,600)	$4,058

(1) Direct and indirect acquisition related costs consist primarily of transaction and transition-related fees and expenses incurred within one year of the acquisition date, including legal, accounting, tax and other professional fees as well as personnel-related costs such as severance and retention bonuses for completed, pending and attempted acquisitions.

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
The following table presents our free cash flow and a reconciliation of our free cash flow to the most comparable GAAP measure, net cash provided by operating activities, for each of the periods indicated:

	Twelve Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$(106,942)	$7,406
Purchases of property and equipment and capitalized internal-use software development costs	(13,150)	(13,048)
Free cash flow	$(120,092)	$(5,642)

Although we believe free cash flow provides another important lens into the business, free cash flow is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP. Free cash flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities. Some of the limitations of free cash flow is that it may not properly reflect capital commitments to creators that need to be paid in the future or future contractual commitments that have not been realized in the current period.
Components of Results of Operations
Net Revenue
We generate revenues primarily from service fees and payment processing fees from the sale of paid tickets on our platform. We also generate revenues from fees for providing certain creators with account management services and customer support services. Our fee structure typically consists of a fixed fee and a percentage of the price of each ticket sold by a creator. Revenue is recognized when control of promised goods or services is transferred to the creator, which for service fees and payment processing fees is when the ticket is sold. For account management services and customer support, revenue is recognized over the period from the date of the sale of the ticket to the date of the event. Net revenue excludes sales taxes and value added taxes (VAT) and is presented net of estimated customer refunds, chargebacks and amortization of creator signing fees. In the first quarter of 2020, our actual refunds of our fees and our estimates for future customer refunds were significantly higher than previous periods as a result of refund activity largely related to the COVID-19 pandemic.
We also generate a small portion of our net revenue from complementary solutions, such as day-of-event on-site product and services, web presence development and branding, software solutions to manage event venue administration and marketing services that we provide to creators. These complementary solutions represented less than five percent of our net revenue in the aggregate in each of the three months ended March 31, 2020 and 2019 and we do not expect significant revenue in the future from these complementary solutions.

Cost of Net Revenue
Cost of net revenue consists of fixed costs related to making our platform generally available and variable costs related to activities on our platform. Our fixed costs consist primarily of expenses associated with the operation and maintenance of our platform, including website hosting fees and platform infrastructure costs, amortization of capitalized software development costs, onsite operations costs and allocated customer support costs. Cost of net revenue also includes the amortization expense related to our acquired developed technology assets, which may be incurred in future periods related to future acquisitions. Variable costs relate to creator activity and primarily consist of payment processing fees.
Generally, we expect cost of net revenue to fluctuate as a percentage of net revenue in the near- to mid-term primarily as a result of both our geographical revenue mix and our total net revenue. Our payment processing costs for credit and debit card payments are generally lower outside of the United States due to a number of factors, including lower card network fees and lower cost alternative payment networks. Consequently, if we generate more revenue internationally than in the United States, we expect that our payment processing costs will decline as a percentage of revenue. As our total net revenue increases or decreases and our fixed costs are unaffected, our cost of net revenue as a percentage of net revenue will similarly fluctuate. Consequently, the effects of the COVID-19 pandemic and our increased refunds and revenue reserves for estimated future refunds in the three months ended March 31, 2020 resulted in a significant increase in our cost of net revenue as a percentage of net revenue.
Operating Expenses
Operating expenses consist of product development, sales, marketing and support and general and administrative expenses. Direct and indirect personnel costs, including stock-based compensation expense, are the most significant recurring component of operating expenses. We also include sublease income as a reduction of our operating expenses.
As our total net revenue increases or decreases and to the extent our operating expenses are not equally affected, our operating expenses as a percentage of net revenue will similarly fluctuate. The effect of the COVID-19 pandemic and its effect on our operating expenses, along with the related decrease in net revenue resulted in a significant increase in our operating expenses as a percentage of our net revenue in the three months ended March 31, 2020.
In April 2020, our Board of Directors approved a global workforce reduction impacting approximately 45% of our employees as part of an expense reduction plan related to the impact of the COVID-19 pandemic and its effect on the Company's reported paid ticket volume and net revenue. With this reduction in workforce, we are repositioning our platform to focus on self-sign on and sales creators who use our platform with limited training, support or professional services.
Product development. Product development expenses consist primarily of costs associated with our employees in product development and product engineering activities. We expect our product development expenses to continue to increase in absolute dollars over the long term. In the near-term, we anticipate our product development expenses will increase as we focus on enhancing, improving and expanding the capabilities of our platform. We also expect to continue investing in building Eventbrite's infrastructure to enhance and support development of new technologies. Over the long-term, we anticipate that product development expenses will decrease as a percentage of net revenue as our revenue recovers and grows and as we continue to expand our development staff in lower cost markets.
Sales, marketing and support. Sales, marketing and support expenses consist primarily of costs associated with our employees involved in selling and marketing our products, public relations and communication activities, marketing programs, travel and customer support costs associated with free events on our platform. For our sales teams, this also includes commissions. Sales, marketing and support expenses are driven by investments to grow and retain creators and attendees on our platform. Additionally, we classify certain creator-related expenses, such as refunds of the ticket price paid by us on behalf of a creator as sales, marketing and support expense. In April 2020, we reduced our sales, marketing and support personnel by 64%, consistent with our increased priority on delivering a self-service platform experience to our creators. We expect the majority of the related headcount reduction costs to be recorded in the second quarter of 2020 with the balance expected to be recorded in the third and fourth quarters of 2020. As a result of the workforce reduction, we expect personnel-related sales, marketing and support expenses to decrease over the near-term.
In the three months ended March 31, 2020, as a result of the COVID-19 pandemic, we increased our chargebacks and refunds reserve by $76.5 million to account for estimated losses related to event cancellations and postponements, recorded within sales, marketing and support expense. This reserve is an estimate and requires significant judgement. Due to the nature of the COVID-19 situation and the limited amount of currently available data, there is a high degree of uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our recorded reserves in the future to reflect our best estimates of future outcomes.

General and administrative. General and administrative expenses consist of personnel costs, including stock-based compensation, for finance, accounting, legal, risk, human resources and administrative personnel. It also includes professional fees for legal, accounting, finance, human resources and other corporate matters. Our general and administrative expenses also include accruals for sales tax and VAT, as well as impairment charges related to creator upfront payments, which increased in the three months ended March 31, 2020 as a result of the effects of the COVID-19 pandemic. Our general and administrative expenses have increased on an actual dollar basis over time. Over the long-term, we anticipate general and administrative expenses to decline as a percentage of net revenue as we expect to re-grow our net revenues and scale our business.
Interest Expense
Interest expense relates primarily to our outstanding debt, which historically has been related to acquisitions, either as part of consideration or to finance cash consideration. In September 2018, we entered into a senior secured credit facility with a syndicate of banks consisting of $75.0 million aggregate principal amount of term loans, which was fully repaid in September 2019.
Interest expense is directly related to the Company's level of borrowing. The Company began 2020 with no debt outstanding and had no debt outstanding during the three months ended March 31, 2020.
In May 2020, we entered into a credit agreement (Credit Agreement) with FP EB Aggregator, L.P. (Lender) and FP Credit Partners, L.P., as the administrative agent. The Credit Agreement provides for initial term loans (Initial Term Loans) in the aggregate principal amount of $125.0 million, and delayed draw term loans (Delayed Draw Term Loans, and together with the Initial Term Loans, New Term Loans) in an aggregate principal amount of $100.0 million. The Delayed Draw Term Loans may only be accessed from December 31, 2020 until September 30, 2021, subject to certain conditions. The full amount of the Initial Term Loans is required to be funded no later than May 25, 2020, provided that the Lender must use commercially reasonable efforts to fund by May 13, 2020. Upon the funding of the New Term Loans, we expect to record interest expense related to this debt so long as it remains outstanding.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and foreign exchange rate remeasurement gains and losses recorded from consolidating our subsidiaries each period-end. The primary driver of our other income (expense), net is fluctuation in the value of the U.S. dollar against the local currencies of our foreign subsidiaries.
Income Tax Provision
Income tax provision consists primarily of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. The differences in the tax provision and benefit for the periods presented and the U.S. federal statutory rate is primarily due to foreign taxes in profitable jurisdictions and the recording of a full valuation allowance on our deferred tax assets. We apply the discrete method provided in ASC Topic 740 to calculate our interim tax provision.
Results of Operations
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included in Part I, Item 1, "Financial Information" of this Quarterly Report on Form 10-Q.
As discussed in the Overview above, in the first quarter of 2020, an unprecedented global health pandemic referred to as COVID-19 drastically changed the landscape of the live events industry. The COVID-19 pandemic and the self-imposed social distancing and government mandates to restrict gatherings of people have negatively impacted our results of operations for the three months ended March 31, 2020 compared to the same period in 2019. We experienced a significant decrease in our net revenues as a result of decreased paid ticket volume, increased refunds of our fees and increased estimated future refunds of our fees. We also recorded a significant increase in our reserves for estimated chargebacks and refunds related to advance payouts and higher impairment charges for creator signing fees and creator advances.

The following tables set forth our consolidated results of operations data and such data as a percentage of net revenue for the periods presented (in thousands):

Consolidated Statements of Operations	Three Months Ended March 31,
	2020	2019
Net revenue	$49,086	$81,326
Cost of net revenue	28,005	30,565
Gross profit	21,081	50,761
Operating expenses:
Product development	16,171	14,597
Sales, marketing and support	99,915	21,725
General and administrative	42,109	25,380
Total operating expenses	158,195	61,702
Loss from operations	(137,114)	(10,941)
Interest expense	(12)	(1,092)
Other income (expense), net	(9,285)	2,180
Loss before income taxes	(146,411)	(9,853)
Income tax provision	65	100
Net loss	$(146,476)	$(9,953)

Consolidated Statements of Operations, as a percentage of net revenue	Three Months Ended March 31,
	2020	2019
Net revenue	100.0%	100.0%
Cost of net revenue	57.1%	37.6%
Gross profit	42.9%	62.4%
Operating expenses:
Product development	32.9%	17.9%
Sales, marketing and support	203.6%	26.7%
General and administrative	85.8%	31.2%
Total operating expenses	322.3%	75.9%
Loss from operations	(279.3)%	(13.5)%
Interest expense	—%	(1.3)%
Other income (expense), net	(18.9)%	2.7%
Loss before income taxes	(298.3)%	(12.1)%
Income tax provision	0.1%	0.1%
Net loss	(298.4)%	(12.2)%

Comparison of the Three Months Ended March 31, 2020 and 2019
Net revenue

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Net revenue	$49,086	$81,326	(32,240)	(39.6)%

The decrease in net revenue during the three months ended March 31, 2020 compared to 2019 was primarily driven by the effects of the COVID-19 pandemic. The effects of COVID-19 drove a decrease of 17.7% in our paid ticket volume, from 27.0 million paid tickets in the three months ended March 31, 2019 to 22.2 million paid tickets in the three months ended March 31, 2020.
In the three months ended March 31, 2020, largely as a result of COVID-19 and its effect on our creators' events, we incurred actual refunds of our fees of $7.6 million, increased our estimated revenue reserves for future refunds by $11.0 million and recorded a $0.5 million increase to our allowance for doubtful accounts.
Reported net revenue per paid ticket was $2.21 in the three months ended March 31, 2020 compared to $3.01 in the same period in 2019. The decrease in net revenue per paid ticket in the three months ended March 31, 2020 was driven by increases in actual and estimated refunds of our fees resulting largely from COVID-19.
Cost of net revenue

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Cost of net revenue	28,005	30,565	(2,560)	(8.4)%
Percentage of total net revenue	57.1%	37.6%
Gross margin	42.9%	62.4%
The decrease in cost of net revenue during the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to a decrease in payment processing costs of $4.1 million, largely driven by the reductions in our paid ticket volume resulting from the effects of the COVID-19 pandemic. This decrease was partially offset by increases in platform hosting and operation costs of $1.0 million and allocated customer support costs of $0.7 million. Our decrease in net revenue resulting from increased estimated refunds of our fees was the primary cause of the decrease of our gross margin in the three months ended March 31, 2020 compared to the same period in 2019, and is largely attributable to conditions caused by COVID-19.
Operating expense
Product development

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Product development	16,171	14,597	1,574	10.8%
Percentage of total net revenue	32.9%	17.9%
The increase in product development expense during the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to increased personnel-related expenses, including stock-based compensation, of $1.3 million, resulting from increased average headcount in 2020 compared to 2019.
Sales, marketing and support

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Sales, marketing and support	99,915	21,725	78,190	359.9%
Percentage of total net revenue	203.6%	26.7%
The increase in sales, marketing and support expenses of $78.2 million during the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to an increase in our chargebacks and refunds reserve of $76.5 million, which is largely attributable to the conditions and effects of the COVID-19 pandemic and our estimated losses from advance payouts. Additionally, personnel-related expenses, including stock-based compensation, increased $0.9 million driven by higher average headcount in the three months ended March 31, 2020 compared to the same period in 2019.

General and administrative

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
General and administrative	42,109	25,380	16,729	65.9%
Percentage of total net revenue	85.8%	31.2%
The increase in general and administrative expenses of $16.7 million during the three months ended March 31, 2020 compared to the same period in 2019 was driven by impairment charges and increased reserves of $19.1 million related to creator signing fees and creator advances, as a result of the effects of the COVID-19 pandemic. This increase was partially offset by a decrease in personnel-related expenses of $2.0 million, driven by a lower average headcount in the three months ended March 31, 2020 compared to the same period in 2019.
Interest expense

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Interest expense	12	1,092	(1,080)	98.9%
Percentage of total net revenue	—%	(1.3)%
The decrease in interest expense during the three months ended March 31, 2020 compared to the same period of 2019 was the result of lower amounts of interest-bearing outstanding debt. We had no outstanding debt in the three months ended March 31, 2020 whereas we had outstanding debt of $73.8 million as of March 31, 2019.
Other (expense) income, net

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Other income (expense), net	(9,285)	2,180	(11,465)	525.9%
Percentage of total net revenue	(18.9)%	2.7%
The decrease in other income (expense), net during the three months ended March 31, 2020 compared to the same period of 2019 was driven by foreign currency rate fluctuations. We recognized foreign currency rate remeasurement losses during the three months ended March 31, 2020 as a result of the strengthening of the U.S. dollar compared to the currencies with which we operate and process transactions. We recognized foreign currency rate remeasurement gains in the three months ended March 31, 2019 as a result of an overall weakening U.S. dollar compared to the currencies with which we operate and process transactions.
Also included in other income (expense), net is interest income of $0.7 million in the three months ended March 31, 2020 compared to $1.3 million in the three months ended March 31, 2019.
Income tax provision

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Income tax provision	65	100	(35)	35.0%
Percentage of total net revenue	0.1%	0.1%
The provision for income taxes decreased by $35 thousand during the three months ended March 31, 2020 compared to the same period in 2019 and was primarily attributable to changes in our valuation allowance.

Liquidity and Capital Resources
As of March 31, 2020, we had cash and cash equivalents of $373.0 million. Our cash and cash equivalents includes bank deposits and money market funds held by financial institutions and is held for working capital purposes. Collectively, our cash and cash equivalents balances represent a mix of cash that belongs to us and cash that is due to creators. The amounts due to creators, which was $232.5 million as of March 31, 2020, are captioned on our consolidated balance sheets as accounts payable, creators. Although creator cash is legally unrestricted, the Company does not utilize creator cash for its own financing or investing activities as the amounts are payable to creators on a regular basis.
We make payments of our funds to creators to provide the creator with short-term liquidity in advance of ticket sales. These amounts are recovered by us as tickets are sold by the respective creator, and are typically expected to be recovered within 12 months of the payment date. Amounts expected to be recovered within 12 months of the balance sheet date are classified as creator advances, net, and any remaining amounts are classified as creator advances, noncurrent. We maintain an allowance for estimated creator advances that are not recoverable and present the creator advances balances net on our condensed consolidated balance sheets. Creator advances, net was $13.9 million and $22.3 million as of March 31, 2020 and December 31, 2019, respectively, and creator advances, noncurrent was $0.6 million and $0.9 million as of March 31, 2020 and December 31, 2019, respectively.
Until March 11, 2020, for qualified creators who applied to receive their funds in advance of their events, we passed proceeds from ticket sales to the creators prior to the events, subject to certain limitations. We refer to these payments as advance payouts. When we provide advance payouts, we assume significant risk that the event may be cancelled, postponed, fraudulent, materially not as described or removed from our platform due to its failure to comply with our terms of service or our merchant agreement, which could result in significant chargebacks, refund requests and/or disputes between attendees and creators. This risk has been significantly exacerbated by the unprecedented nature of the COVID-19 pandemic. The terms of our standard merchant agreement obligate creators to repay us for ticket sales advanced under such circumstances. However, we may not be able to recover our losses from these events, and COVID-19 has significantly increased the likelihood that we will not recover these losses. Such unrecoverable amounts could equal up to the value of the transaction or transactions settled to the creator prior to the event that has been postponed or cancelled or is otherwise disputed. This amount could be many multiples of the fees we collected from such transaction. In light of the COVID-19 pandemic, we suspended the advance payout program effective March 11, 2020. As of March 31, 2020, our chargebacks and refunds reserve increased to $89.7 million from $2.7 million at December 31, 2019, an increase of $87.0 million. This increase was largely driven by the effects of the COVID-19 pandemic and related event cancellations and postponements and our estimated costs related to chargebacks and refunds, in part driven by our advance payouts program. Due to the nature of the COVID-19 situation and the limited amount of currently available data, there is a high degree of uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our recorded reserves in the future to reflect our best estimates of future outcomes, and we may pay in cash a portion of, all, or a greater amount than the $89.7 million provision recorded as of March 31, 2020.
Since our inception, and prior to our IPO, we financed our operations and capital expenditures primarily through the issuance of unregistered redeemable convertible preferred stock and common stock, cash flows generated by operations and issuances of debt.
In September 2019, we elected to prepay the outstanding principal balance of all of our then outstanding term loans and terminated all of our credit facilities. We paid $63.0 million, which consisted of $62.2 million of outstanding principal and $0.8 million of accrued interest and fees. We recorded a loss on debt extinguishment of $1.7 million during the year ended December 31, 2019 related to the repayment of our term loans. As of March 31, 2020, we had no outstanding debt.
As described above, in May 2020, we entered into the Credit Agreement. The Credit Agreement provides for the Initial Term Loans in the aggregate principal amount of $125.0 million and the Delayed Draw Term Loans in an aggregate principal amount of $100.0 million. The Delayed Draw Term Loans may only be accessed from December 31, 2020 until September 30, 2021, subject to certain conditions. The full amount of the Initial Term Loans is required to be funded no later than May 25, 2020, provided that the Lender must use commercially reasonable efforts to fund by May 13, 2020 (Initial Funding Date).
Optional prepayments of borrowings under the Credit Agreement are permitted at any time, in whole or in part, but are subject to a prepayment premium or penalty as set forth in Credit Agreement during the first four years of the term of the Credit Agreement. Subject to certain exceptions, we will be required to prepay certain amounts outstanding under the New Term Loans with the net cash proceeds (as customarily defined in the Credit Agreement) of certain asset sales, certain casualty events, certain issuances of non-permitted debt and other customary prepayment events.

Borrowings under the Credit Agreement bear interest at a rate per annum equal to (i) 4.0% payable in cash and (ii) 8.5% payable in kind. The New Term Loans mature on the fifth anniversary of the Initial Funding Date, and there are no amortization payments with respect to the New Term Loans.
The borrowings under the Credit Agreement are guaranteed by our existing and future direct and indirect domestic subsidiaries (Guarantors). Obligations under the Credit Agreement are secured, subject to certain customary exceptions and excluded assets, on a first-priority basis by substantially all of our and the Guarantors’ current and future assets, including a pledge of the capital stock of subsidiaries held by us or the Guarantors.
The Credit Agreement includes financial maintenance covenants, consisting of: (1) a minimum consolidated adjusted EBITDA covenant, commencing with the fiscal quarter ending December 31, 2021, that requires us to maintain a specified minimal amount of Consolidated Adjusted EBITDA for each fiscal quarter thereafter (as provided for in the Credit Agreement), and (2) a Minimum Excess Cash covenant, commencing with the first fiscal quarter ending December 31, 2020, that requires Excess Cash at the end of fiscal quarters at levels set forth in Credit Agreement.
The Credit Agreement contains customary negative covenants, including negative covenants that impose limitations on: (1) debt; (2) liens; (3) mergers and consolidations; (4) dispositions; (5) changes in line of business; (6) investments and acquisitions; (7) restricted payments; (8) transactions with affiliates; (9) restrictive agreements; (10) prepayments and modifications of subordinated debt; (11) sale-leasebacks; (12) changes in fiscal periods; and (13) use of proceeds. The Credit Agreement also contains customary affirmative covenants, including covenants relating to: (a) financial reporting and other obligations; (b) notices of defaults, litigation and other material events; (c) continuation of business and maintenance of existence; (d) payment of taxes and other obligations; (e) maintenance of property; (f) maintenance of insurance; (g) maintenance of books and records; (h) rights of inspection; (i) compliance with laws and regulations; (j) use of proceeds; (k) additional subsidiary guarantors and other further assurances; and (l) fulfillment of certain post-closing obligations.
The Credit Agreement provides for customary events of default including non-payment of obligations, inaccuracy of representations or warranty, non-performance of covenants and obligations, default on other material debt, bankruptcy or insolvency events, material judgments, change of control, material ERISA events and certain customary events of default relating to collateral or guarantees. Upon the occurrence of any event of default, subject to the terms of the Credit Agreement including any cure periods specified therein, customary remedies may be exercised by the lenders under the Credit Agreement against us and our properties.
The foregoing summary of the Credit Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to, the Credit Agreement, which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 11, 2020.
We believe that our existing cash, including the Initial Term Loans expected to be funded under the Credit Agreement, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through debt, equity and equity-linked arrangements.
As of March 31, 2020, approximately 40.2% of our cash was held outside of the United States, which was held primarily on behalf of, and to be remitted to, creators and to fund our foreign operations. We do not expect to incur significant taxes related to these amounts.
Cash Flows
Our cash flow activities were as follows for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(49,050)	$86,550
Investing activities	(2,942)	(3,390)
Financing activities	4,229	11,313
Net increase (decrease) in cash, cash equivalents and restricted cash	$(47,763)	$94,473

Cash Flows from Operating Activities
The net cash used in operating activities of $49.1 million for the three months ended March 31, 2020 was due primarily to a net loss of $146.5 million with adjustments for our provision for chargebacks and refunds of $98.9 million, impairment charges of $13.9 million related to creator advances and creator signing fees, stock-based compensation expense of $10.8 million, an increase in the provision for bad debt and creator advances of $6.5 million, depreciation and amortization of $6.2 million, amortization of creator signing fees of $3.1 million and noncash operating lease expense of $1.9 million. Additionally, the changes in our operating assets and liabilities consisted of a decrease in accounts payable to creators of $75.3 million, cash paid for refunds and chargebacks of $11.9 million, a decrease in other accrued liabilities of $5.6 million, cash paid for creator signing fees of $3.9 million, cash paid for operating lease liabilities of $2.4 million and a decrease in accrued taxes of $2.4 million, partially offset by a decrease in funds receivable of $54.9 million and an increase in funds payable of $3.4 million.
The net cash provided by operating activities of $86.6 million for the three months ended March 31, 2019 was due primarily to a net loss of $10.0 million with adjustments for stock-based compensation expense of $8.1 million, depreciation and amortization of $6.0 million, provisions for chargebacks and refunds of $4.6 million, amortization of creator signing fees of $2.4 million and noncash operating lease expense of $2.0 million. Additionally, the changes in our operating assets and liabilities consisted of an increase in accounts payable to creators of $81.5 million, a decrease in funds receivable of $4.3 million, cash paid for refunds and chargebacks of $4.5 million and an increase in other accrued liabilities of $3.2 million, partially offset by cash paid for creator signing fees of $4.6 million, cash paid for creator advances of $4.1 million, cash paid for operating lease liabilities of $1.9 million and an increase in accounts receivable of $1.5 million.
Cash Flows from Investing Activities
The net cash used in investing activities of $2.9 million for the three months ended March 31, 2020 consisted of capitalized internal-use software development costs of $1.9 million and cash paid for purchases of property and equipment of $1.0 million.
The net cash used in investing activities of $3.4 million for the three months ended March 31, 2019 consisted of capitalized software development costs of $2.1 million and purchases of property and equipment of $1.3 million.
Cash Flows from Financing Activities
The net cash provided by financing activities of $4.2 million during the three months ended March 31, 2020 was due primarily to proceeds from the exercise of stock options of $4.7 million, partially offset by cash paid for employer taxes related to the net share settlement of equity awards of $0.4 million.
The net cash provided by financing activities of $11.3 million during the three months ended March 31, 2019 was due primarily to proceeds from the exercise of stock options of $12.4 million, partially offset by the payment of debt issuance costs of $0.5 million, the payment of deferred offering costs of $0.4 million and cash paid for employer taxes related to the net share settlement of equity awards of $0.2 million.
Concentrations of Credit Risk
As of March 31, 2020 and December 31, 2019, there were no customers that represented 10% or more of our accounts receivable balance. There were no customers that individually exceeded 10% of our net revenue during the three months ended March 31, 2020 and 2019.

Contractual Obligations and Commitments
Our principal commitments consist of our operating lease obligations (partially offset by sublease income), capital commitments to creators and purchase commitments. We had no outstanding debt as of March 31, 2020.
Future creator signing fees and creator advances represent contractual amounts paid in advance to customers pursuant to event ticketing and payment processing agreements. Certain of the Company’s contracts include terms where future payments to creators are committed to, based on performance, as part of the overall ticketing arrangement. The Company's contracts state that these future payments require the customer to meet certain revenue milestones or minimum ticket sales provisions in order to earn the payment, and if that milestone or minimum is not met, the Company is not required to make such payment.
The following table summarizes our consolidated principal contractual cash obligations and rights as of March 31, 2020 (in thousands):

	Payments due by Period
	Total	Less than 1 year	Between 1-3 years	Between 3-5 years	More Than 5 Years
Operating lease obligations	$25,005	$9,720	$6,826	$4,760	$3,699
Sublease income	(4,413)	(4,236)	(177)	—	—
Future creator signing fees and creator advances	42,713	16,969	21,192	4,552	—
Purchase commitments	3,000	3,000	—	—	—
Total	$66,305	$25,453	$27,841	$9,312	$3,699

See also Liquidity and Capital Resources for information regarding the Credit Agreement that we entered into in May
2020.
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements and did not have any such arrangements during the year ended December 31, 2019 or the three months ended March 31, 2020.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).
Use of Estimates
In order to conform with GAAP, we are required to make certain estimates, judgments and assumptions when preparing our consolidated financial statements. These estimates, judgments and assumptions affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. These estimates include, but are not limited to, the recoverability of creator signing fees and creator advances, the chargebacks and refunds reserves, the capitalization and estimated useful life of internal-use software, certain assumptions used in the valuation of equity awards, assumptions used in determining the fair value of business combinations, the allowance for doubtful accounts, indirect tax reserves and contra-revenue amounts related to fraudulent events, customer disputed transactions and refunds. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates and such differences could be material to our consolidated financial statements.
COVID-19 Impacts
During the three months ended March 31, 2020, a global health pandemic referred to as COVID-19 arose and has disrupted several industries around the world, including the live events industry. The effect of and uncertainties surrounding the COVID-19 pandemic has caused the Company to make significant estimates in its condensed consolidated financial statements as of and for the three months ended March 31, 2020, specifically related to chargebacks and refunds due to cancelled or postponed events, which impacts net revenue, advance payouts, creator signing fees and creator advances. The COVID-19 pandemic is ongoing in nature and the Company will revise such estimates in future reporting periods to reflect management's best estimates of future outcomes. The COVID-19 pandemic resulted in the worldwide cancellation or postponements of live events and adversely affected the Company’s results of operations in the three months ended March 31, 2020. There is significant uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on the Company’s business. The full extent to which COVID-19 impacts the Company’s business, results of operations and financial condition cannot be predicted at this time, and the impact of COVID-19 may persist for an extended period of time or become more pronounced.
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
We evaluate whether it is appropriate to recognize revenue on a gross or net basis based upon our evaluation of whether we obtain control of the specified goods or services by considering if we are primarily responsible for fulfillment of the promise, have inventory risk, and have the latitude in establishing pricing and selecting suppliers, among other factors. We determined the event creator is the party responsible for fulfilling the promise to the attendee, as the creator is responsible for providing the event for which a ticket is sold, is responsible for determining the price of the ticket and is responsible for providing a refund if the event is canceled. Our service provides a platform for the creator and event attendee to transact, and our performance obligation is to facilitate and process that transaction and issue the ticket. The amount that we earn for our services is fixed. For the payment processing service, we determined that we are the principal in providing the service as we are responsible for fulfilling the promise to process the payment and we have discretion and latitude in establishing the price of our service. Based on our assessment, we record revenue on a net basis related to our ticketing service and on a gross basis related to our payment processing service. As a result, costs incurred for processing the transactions are included in cost of net revenues in the consolidated statements of operations.
Revenue is presented net of indirect taxes, value-added taxes, creator royalties and reserves for customer refunds, payment chargebacks and estimated uncollectible amounts, including estimates related to the effect of the COVID-19 pandemic. If an event is cancelled by a creator, then any obligations to provide refunds to event attendees are the responsibility of that creator. If a creator is unwilling or unable to fulfill their refund obligations, we may, at our discretion, provide attendee refunds. Revenue is also presented net of the amortization of creator signing fees. The benefit we receive by securing exclusive ticketing and payment processing rights with certain creators from creator signing fees is inseparable from the customer relationship with the creator and accordingly these fees are recorded as a reduction of revenue in the consolidated statements of operations.
Creator Signing Fees, Net and Creator Advances, Net
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
Events or changes in circumstances which could trigger an impairment review include significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant underperformance relative to historical or projected future results of operations, a significant adverse change in the business climate, an adverse action or assessment by a regulator or unanticipated competition or a loss of key personnel.
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
The effects of the COVID-19 pandemic and the decline in the market value of our common stock triggered an interim impairment review of our goodwill carrying amount. We adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. We performed our analysis by comparing the estimated fair value of the Company to our carrying amount, including goodwill. Our analysis indicated that our estimated fair value, using the market price of our common stock, exceeds our carrying amount and therefore goodwill was not impaired and no additional steps were necessary.
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
We evaluate the recoverability of our acquired intangible assets for potential impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to the fair value. The effects of the COVID-19 pandemic and its impact on the live events industry triggered a review of our acquired intangible assets (and other long-lived assets) for potential impairment. We performed a recoverability test which indicated that the recoverable amount was in excess of the carrying amount and we concluded that our acquired intangible assets were not impaired.

Accounts Payable, Creators
Accounts payable, creators consists of unremitted ticket sale proceeds, net of Eventbrite service fees and applicable taxes. Amounts are remitted to creators within five business days subsequent to the completion of the related event. Creators may apply to receive these proceeds prior to completion of their events as creators often need these funds to pay for event-related costs. For qualified creators, we pass ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, we refer to these payments as advance payouts. When an advance payout is made, we reduce our cash and cash equivalents with a corresponding decrease to our accounts payable, creators. As a result of the COVID-19 pandemic and its effect of causing creators to cancel, postpone or reschedule events, we suspended our advance payouts program effective March 11, 2020. As of that date, the total advance payouts to creators related to future events was approximately $354.0 million.
Chargebacks and Refunds Reserve
Under our standard terms of service for creators using EPP, we settle a creator’s share of the proceeds from ticket sales within five business days after the successful completion of the event. The terms of our standard merchant agreement obligate creators to reimburse attendees (or us, if we have processed the refund) who are entitled to refunds under the creator's refund policy and under our refund policy requirement for ticket sales proceeds remitted to creators via advance payouts. When we provide advance payouts, we assume risk that the event may be cancelled, fraudulent, materially not as described or removed from our platform due to its failure to comply with our terms of service or merchant agreement, resulting in significant chargebacks, refund requests and/or disputes between attendees and the creator, and risk that the creator will not be able to otherwise make the attendee whole. We may refund attendees if the creator is insolvent or has spent the proceeds of the ticket sales for event-related costs, among other circumstances. We may not be able to recover our losses from these events, and such unrecoverable amounts could equal the value of the transaction or transactions settled to the creator prior to the event that is disputed, plus any associated chargeback fees not assumed by the creator. We record estimates for refunds and chargebacks of our fees as contra-revenue. We record estimates for losses related to chargebacks and refunds of the face value of tickets as an operating expense classified within sales, marketing and support expense. Our chargebacks and refunds reserve was $89.7 million and $2.7 million as of March 31, 2020 and December 31, 2019, respectively. The increase in the reserve balance during the three months ended March 31, 2020 was the result of cancelled, rescheduled and postponed events largely relating to the COVID-19 pandemic. Prior to March 31, 2020, we included the chargebacks and refunds reserve in other accrued liabilities on the consolidated balance sheets, and we have reclassified the balance as of December 31, 2019 on the condensed consolidated balance sheets included in this Quarterly Report on Form 10-Q to be consistent with the presentation as of March 31, 2020. Due to the rapidly evolving COVID-19 situation and the limited amount of currently available data, there is a high degree of uncertainty around these reserves and uncertainties around future events. We may pay in cash a portion of, all, or a greater amount than the $89.7 million provision recorded as of March 31, 2020.
Historically, our advance payout losses have been less than 2%-3% of the advanced amount. The developments related to the COVID-19 pandemic have resulted in a large volume of event cancellations and postponements driven by travel restrictions and global government recommendations and mandates to limit gatherings of people, and we expect to incur significant advance payout losses as a result of event cancellations and postponements. We have increased our chargebacks and refunds reserve on the condensed consolidated balance sheets by $87.0 million as of March 31, 2020 compared to December 31, 2019, of which $76.5 million relates to estimated losses from our advance payout program. Due to the nature of the COVID-19 situation and the limited amount of currently available data, there is a high degree of uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our recorded reserves in the future to reflect our best estimates of future outcomes.
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
Recent Accounting Pronouncements
Refer to Note 2 of our Notes to Unaudited Interim Condensed Consolidated Financial Statements included in Part I, Item 1, "Unaudited Interim Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
As of March 31, 2020, the Company had no outstanding debt. A 10% increase or decrease in interest rates would therefore have no material effect on interest expense.
Foreign Currency Risk
Many creators live or operate outside the United States, and therefore, we have significant ticket sales denominated in foreign currencies, most notably the British Pound, Euro, Canadian Dollar, Australian Dollar, Brazilian Real and Argentinian Peso. If currency exchange rates remain at current levels, currency translation could continue to negatively affect net revenue growth for events that are not listed in U.S. dollars and could also reduce the demand for U.S. dollar denominated events from attendees outside of the United States. Because the functional currency of our foreign subsidiaries is the U.S. dollar, fluctuations due to changes in currency exchange rates cause a recognition of transaction gains and losses in the statement of operations. A 10% increase or decrease in current exchange rates would not have a material impact on our consolidated results of operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.
Based on that evaluation, the principal executive officer and the principal financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required for disclosure in reports filed or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to Company management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On August 22, 2019, the federal court consolidated the two pending actions and appointed lead plaintiffs and lead counsel. The consolidated federal case is titled In re Eventbrite, Inc. Securities Litigation, 5:19-cv-02019-EJD (the Federal Action). On October 11, 2019, the lead plaintiffs in the Federal Action filed their amended consolidated complaint. The amended complaint generally alleges that we misrepresented and/or omitted material information in our IPO offering documents in violation of the Securities Act of 1933. The amended complaint also challenges public statements made after the IPO in violation of the Securities Exchange Act of 1934. The amended complaint seeks unspecified monetary damages and other relief on behalf of investors who purchased our Class A common stock issued pursuant and/or traceable to the IPO offering documents, or between September 20, 2018 and May 1, 2019, inclusive. On December 11, 2019, defendants filed a motion to dismiss the amended complaint. On March 18, 2020, the court vacated the hearing on the defendants' motion to dismiss set for April 16, 2020. On April 28, 2020, the court granted defendants’ motion to dismiss in its entirety with leave to amend. Lead plaintiffs’ deadline to file a second amended consolidated complaint is June 24, 2020.
On June 24, 2019, the state court consolidated two state actions pending at that time. The consolidated state case is titled In re Eventbrite, Inc. Securities Litigation, Lead Case No, 19-CIV-02798 (the State Action). On July 24, 2019, the two plaintiffs in the State Action filed a consolidated complaint. The consolidated complaint generally alleged that we misrepresented and/or omitted material information in our IPO offering documents, in violation of the Securities Act of 1933. The amended complaint sought unspecified monetary damages and other relief on behalf of investors who purchased our Class A common stock issued pursuant and/or traceable to the IPO offering documents. On August 23, 2019, defendants filed demurrers to the consolidated complaint. A third state-court action was filed on August 23, 2019. On September 11, 2019, that complaint was consolidated into the operative complaint filed on July 24, 2019, and the court ordered that the arguments in defendants’ pending demurrers would apply to that newly filed complaint. At the hearing on defendants’ demurrers on November 1, 2019, the court sustained the demurrer with leave to amend. On December 13, 2019, the court granted requests by two plaintiffs to voluntarily dismiss their claims without prejudice. The remaining plaintiff and two new named plaintiffs filed a first amended consolidated complaint (FAC) on February 10, 2020. Defendants' filed demurrers to the FAC on March 26, 2020. On April 14, 2020, the court indefinitely vacated the May 1, 2020 hearing on the demurrers given the novel coronavirus pandemic, stating it would reschedule the hearing once regular court proceedings are allowed to resume.
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

Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and other documents that we file with the U.S. Securities and Exchange Commission. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, results of operations, financial condition and prospects could be harmed. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
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
The global COVID-19 pandemic and the preventative and protective actions that governments, other third parties or we have taken or may in the future take in respect of COVID-19, including the shelter-in-place mandates, have resulted, and will continue to result, in a period of business disruption and reduced operations. Further, during the three months ended March 31, 2020, our net revenue decreased by 39.6% and our paid ticket volume decreased by 17.7% compared to the same period in 2019. There is significant uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on our business. We expect our net revenue trends to experience a meaningful deterioration from those achieved in fiscal 2019 and to experience a material adverse impact on our fiscal 2020 results. The extent to which COVID-19 impacts our business, result of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. The full extent to which COVID-19 impacts our business, results of operations and financial condition cannot be predicted at this time and the impact of COVID-19 may persist for an extended period of time or become more pronounced.

In addition, the COVID-19 pandemic may adversely impact the business and operations of third party service providers who perform critical services for our business, which in turn may adversely affect our business, results of operations and financial condition.
Further, our business depends on discretionary consumer and corporate spending. During periods of economic slowdown and recession, such as the worldwide recession triggered by the COVID-19 pandemic and the resulting high levels of unemployment, consumers have historically reduced their discretionary spending. The impact of economic slowdowns on our business is difficult to predict, but they may result in reductions in ticket and registration sales and our ability to generate revenue. Many factors related to discretionary consumer and corporate spending, including employment, fuel prices, interest and tax rates and inflation, can adversely impact our results of operations.
In addition, the occurrence and threat of extraordinary events, such as public health concerns, epidemics and pandemics (including the COVID-19 pandemic), terrorist attacks, mass-casualty incidents, natural disasters or similar events, or loss or restriction of individuals’ rights to assemble, may deter creators from producing large events and substantially decrease the attendance at live events. For example, in January 2017, five people were killed at a music festival in Mexico ticketed by us, and in July 2019, four people were killed at a community festival in Gilroy, California, which was ticketed by us. Terrorism and security incidents, military actions in foreign locations and periodic elevated terrorism alerts have increased public concerns regarding air travel, military actions and national or local catastrophic incidents. These concerns have led to numerous challenging operating factors at live events, including additional logistics for event safety and increased costs of security. These challenges may impact the creator and attendee experience and lead to fewer events by creators and as a result may harm our results of operations.
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

Our business may be subject to significant chargebacks and other losses for various reasons, including due to fraud or unsuccessful, postponed or cancelled events. These chargebacks and other losses may harm our results of operations and business.

We have experienced, and will continue to experience, chargebacks related to postponed or cancelled events and claims from attendees that creators have not performed their obligations or that events did not match their descriptions. These claims could arise from creator fraud or misuse, an unintentional failure of the event, which includes reschedules, indefinite postponements and cancellations, or from fraudulent claims by an attendee. We have experienced a high volume of event reschedules, postponements and cancellations because of the COVID-19 pandemic, which has significantly increased attendee claims and related reversals of payments received by us from payment card networks (known as chargebacks) and losses as a result of advance payment of ticket fees to creators. We expect we will experience a high volume of event reschedules, postponements and cancellations in the event of future global health crises, epidemics and pandemics.

Until March 11, 2020, for qualified creators who applied for payments in advance of their events to fund event-related costs, we passed proceeds from ticket sales to the creators prior to the events as we received the ticket sales proceeds, subject to certain limitations. We refer to these payments as advance payouts. When we provide advance payouts, we assume significant risk that the event may be cancelled, postponed, fraudulent, materially not as described or removed from our platform due to its failure to comply with our terms of service or merchant agreement, resulting in significant chargebacks, refund requests and/or disputes between attendees and creators. This risk has been significantly exacerbated by the unprecedented nature of the COVID-19 pandemic. The terms of our standard merchant agreement obligate creators to repay us for ticket sales advanced under such circumstances. However, we may not be able to recover our losses from these events, and COVID-19 has significantly increased the likelihood that we will not recover these losses. Such unrecoverable amounts could equal up to the value of the transaction or transactions settled to the creator prior to the event that has been postponed or cancelled or is otherwise disputed. This amount could be many multiples of the fees we collected from such transaction.
In March 2020, in light of the COVID-19 pandemic, we stopped making advance payouts to creators, which has increased the risk of creator contract claims against us and has put us at a competitive disadvantage to other ticketing providers that continue to make advance payouts to event creators on their platforms. Our potential advance payout exposure was approximately $293 million as of early May 2020. Since mid-March 2020, creators and the funds we hold on their behalf have covered more than 99% of the advanced payout refunds requested. As of March 31, 2020, we have recorded estimated chargebacks and refunds reserves of $89.7 million on the condensed consolidated balances sheets, but it is possible that that amount will not be sufficient. Due to the nature of the COVID-19 situation and the limited amount of currently available data, there is a high degree of uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our reserves in the future to reflect our best estimates of future outcomes.
We cannot predict the outcome of or estimate the possible recovery or range of recovery from these matters. The total write-off from all lost advance payouts and other chargebacks was $13.0 million and $6.1 million for the years ended December 31, 2019 and 2018, respectively. During the three months ended March 31, 2020, we increased our reserves for estimated chargebacks and refunds by $87.0 million, of which $76.5 million relates to our advance payouts program.
Further, we have experienced fraudulent activity on our platform in the past, including fake events in which a person sells tickets to an event but does not intend to hold an event or fulfill the ticket, email spam being sent through our platform, a third party taking over the account of a creator to receive payments owed to such creator or orders placed with fraudulent or stolen credit card data and other erroneous transmissions. Although we have measures in place to detect and reduce the occurrence of fraudulent activity on our platform, those measures are not always effective. These measures must be continually improved and may not be effective against evolving methods of fraud or in connection with new platform offerings. If we cannot adequately control the risk of fraudulent activity on our platform, it could harm our business, results of operations and financial condition.

We have in the past, and may in the future, pay up front creator signing fees and creator advances to certain creators when entering into exclusive ticketing or services agreements and if these arrangements do not perform as we expect or the scheduled events are cancelled, our business, results of operations and financial condition may be harmed.
We have in the past, and may in the future, pay up front non-recoupable or recoupable signing fees to certain creators in order to incentivize them to organize certain events on our platform or obtain exclusive rights to ticket their events. These payments are common practice in certain segments of the ticketing industry and are typically made to a creator upon entering into a multi-year exclusive ticketing or service contract with us. In March 2020, in light of the COVID-19 pandemic, we stopped offering up front payments to creators entering into new or renewed ticketing arrangements with us. We do not know when, or if, we will offer up front payments to new or renewing creators in the future, and we believe this lack of up front payments will put us at a competitive disadvantage to ticketing solutions that offer cash incentives to newly acquired creators.
The multi-year exclusive arrangements that we entered into between 2014 and 2019 had an average term of 37 months and were typically for exclusive ticketing rights. A creator who receives a non-recoupable upfront payment, which we refer to as creator signing fees, keeps the entire signing upfront payment, so long as the creator complies with the terms of the creator’s contract with us, including performance of an event. If a creator does not comply with the terms of the contract or perform an event, generally the creator is obligated to repay the fees to us, although there is no guarantee that we will be able to collect such repayment. Creator signing fees, including noncurrent balances, were $17.7 million and $26.3 million as of March 31, 2020 and December 31, 2019, respectively, and, as of March 31, 2020, these payments are being amortized over a weighted-average remaining life of 3.4 years on a straight-line basis.
For recoupable fees, which we refer to as creator advances, we are entitled to recoup the entire advance by withholding all or a portion of the ticket sales sold by the creator to whom the advance was previously paid. Creator advances, including noncurrent balances, were $14.5 million and $23.2 million as of March 31, 2020 and December 31, 2019, respectively. We pay these advances based on the expectations of future ticket sales on our platform by such creators. We make the decision to make these payments based on our assessment of the past success of the creator, past event data, future events the creator is producing and other financial information. We include commercial and legal protections in our contracts that may include signing fees, such as issuing the advance only after the creator begins selling tickets on our platform and requiring a third-party to guarantee the obligations and liabilities of the creator receiving such a payment, to mitigate the financial risk of making these payments. However, event performance may vary greatly from year-to-year and from event to event. If our assumptions and expectations with respect to event performance prove wrong or if a counterparty defaults or an event is not successful or is cancelled, our return on these advances will not be realized and our business, results of operations and financial condition could be harmed.
Our corporate strategy and restructuring plan may not be successful.
In April 2020, in response to the COVID-19 pandemic, we decided to refocus our strategy on acquiring and retaining creators who use our platform without training, support or professional services, rather than creators who require significant event success and customer support. As of December 31, 2019, creators acquired through our sales channel, many of whom expected significant customer support, made up approximately half of our gross ticket fees. As part of this effort, we have reduced the size of our customer support and event success teams. We announced a global workforce reduction impacting approximately 45% of our employees as part of an expense reduction plan related to the impact of COVID-19. The success of this restructuring will depend on, among other things, our ability to implement the refocused strategy, reduce operating expenses and retain senior management and other highly qualified personnel. Our workforce after this restructuring may not be sufficient to fully execute our strategy, and we may not be able to effectively attract or retain senior management or other qualified employees needed to implement this strategy. If we are unable to successfully execute our strategy, our business, results of operations and financial condition may be adversely affected.

Our success depends on our ability to attract new creators and retain existing creators.
In April 2020, in response to the COVID-19 pandemic, we decided to refocus our strategy on acquiring and retaining creators who use our platform without training, support or professional services, rather than creators who required significant event success and customer support. As of December 31, 2019, creators acquired through our sales channel, many of whom expected significant customer support, made up approximately half of our gross ticket fees. As part of this effort, we have reduced the size of our customer support and event success teams. We anticipate creators who require a higher level of customer support will leave our platform to find a different ticketing solution.

Our success depends on our ability to attract new creators and retain existing creators. In addition to risks related to our refocused strategy on self-service creators, we may fail to attract new creators and retain existing creators due to a number of factors outlined in this section, including:
•COVID-19 and other global health conditions and related government prohibitions, limitations or recommendations on in-person gatherings, and creators’ and consumers’ perceived safety of in-person gatherings;
•our ability to maintain and continually enhance our platform and provide services that are valuable and helpful to creators, which maintenance and enhancements may take place at a slower pace because of our reduced workforce;
•our ability to offer customer support to creators and consumers, which has been significantly limited by our strategy shift and reduced workforce;
•competitive factors, including the actions of new and existing competitors in our industry, such as competitors buying exclusive ticketing rights or entering into or expanding within the market in which we operate;
•our ability to convince creators to migrate to our platform from their current practices, which include online ticketing platforms, venue box offices and do-it-yourself spreadsheets and forms;
•changes in our relationships with third parties, including our partners, developers and payment processors, that make our platform less effective for and attractive to creators;
•the quality and availability of key payment and payout methods;
•our ability to manage fraud risk that negatively impacts creators; and
•our ability to adapt to changes in market practices or economic incentives for creators, including larger or more frequent signing fees.
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
We incurred net losses of $146.5 million and $10.0 million in the three months ended March 31, 2020 and 2019, respectively, and as of March 31, 2020, we had an accumulated deficit of $519.3 million. Our net revenues were $49.1 million and $81.3 million in the three months ended March 31, 2020 and 2019, respectively. Because of the impact of the COVID-19 pandemic, our revenue decreased significantly in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, and we expect that our revenue will decrease significantly in the near-term and for the year ending December 31, 2020. We do not know when our net revenue will return to its pre-COVID-19 levels, if ever.
As of March 31, 2020, our chargebacks and refunds reserve increased to $89.7 million from $2.7 million at December 31, 2019. The increase was driven by the effects of the COVID-19 pandemic and related event cancellations and postponements and our estimated costs related to chargebacks and refunds, driven primarily by our advance payouts program. Due to the rapidly evolving COVID-19 situation and the limited amount of currently available data, there is a high degree of uncertainty around these reserves and future events, and our actual losses could materially differ from these estimates. We may pay in cash a portion of, all, or a greater amount than the $89.7 million provision recorded as of March 31, 2020.
You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Although we anticipate our costs to decrease in the short-term, we expect to continue to incur losses due to the impact of the COVID-19 pandemic on our business, the future of live events and the global economy. If we are unable to return to revenue growth and manage our expenses effectively, we will not be able to achieve and maintain profitability.
We may not be able to generate sufficient cash flows or raise the additional capital necessary to fund our operations or other liquidity needs.
As of March 31, 2020, we had cash and cash equivalents of $373.0 million, of which $232.5 million was cash held on behalf of and due to our creators. The remaining cash and cash equivalents balance is available to us to fund our operating, investing and financing activities. In addition, due to the COVID-19 pandemic, which has drastically changed the landscape of the live events industry, we experienced a significant decrease in our net revenues as a result of decreased paid ticket volume and a significant increase in our operating expenses as a result of reserves recorded for our advanced payouts program and higher impairments of creator signing fees and creator advances. Our net revenues were $49.1 million and $81.3 million for the three months ended March 31, 2020 and 2019, respectively, and the net cash (used in) provided by operating activities was $(49.1) million and $86.6 million for the three months ended March 31, 2020 and 2019, respectively. There is significant uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on our business, and we could exhaust our available financial resources sooner than we expect.

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. Our ability to obtain financing will depend on a number of factors, including:
•general economic and capital market conditions, including as a result of the COVID-19 pandemic;
•the availability of credit from banks or other lenders;
•investor confidence in us; and
•our results of operations
We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to obtain financing, in an amount sufficient to fund our operations or other liquidity needs.
If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock and Class B common stock. In connection with the credit agreement we entered into in May 2020, we entered into a stock purchase agreement, pursuant to which we are obligated to issue and sell 2,599,174 shares of Class A common stock for a purchase price of $0.01 per share, resulting in dilution to our equity holders.
The credit agreement we entered into in May 2020 provides for initial term loans in the aggregate principal amount of $125.0 million and delayed draw term loans in an aggregate principal amount of $100.0 million, which delayed draw term loans may only be accessed from December 31, 2020 until September 30, 2021, subject to certain conditions. These term loans and any additional funding from debt financings may make it more difficult for us to operate our business because a portion of our cash generated from internal operations will be used to make principal and interest payments on the indebtedness and we are, or will be, obligated to abide by restrictive covenants contained in the debt financing agreements. See the risk factors below titled “We recently entered into a credit agreement and the indebtedness we incur under the credit agreement could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness” and “The terms of our debt covenants limit our discretion in operating our business and any failure to comply with such covenants could result in the default of all of our debt.”
If we need additional capital and cannot raise it on acceptable terms, if at all, we may not be able to, among other things:
•develop and enhance our platform and solutions;
•continue to expand our technology development, sales and marketing organizations;
•hire, train and retain employees;
•respond to competitive pressures or unanticipated working capital requirements; or
•pursue acquisition opportunities.
Our inability to do any of the foregoing could reduce our ability to compete successfully and could have an adverse effect on our business.
We recently entered into a credit agreement and the indebtedness we incur under the credit agreement could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness.
In May 2020 we entered into a credit agreement that provides for initial term loans in the aggregate principal amount of $125.0 million and delayed draw term loans in an aggregate principal amount of $100.0 million. The delayed draw term loans may only be accessed from December 31, 2020 until September 30, 2021, subject to certain conditions. Substantial levels of indebtedness would increase the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to long-term indebtedness include:
•increased vulnerability to general adverse economic and industry conditions;
•a need to divert a significant portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes;
•limited ability to obtain additional financing, on terms we find acceptable, if needed, for working capital, capital expenditures, expansion plans and other investments, which may adversely affect our ability to implement our business strategy;
•limited flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate or to take advantage of market opportunities; and
•a competitive disadvantage compared to our competitors that have less debt.

The terms of our debt covenants limit our discretion in operating our business and any failure to comply with such covenants could result in the default of all of our debt.
The credit agreement we entered into in May 2020 contains various covenants that limit our discretion in operating our business, including financial maintenance covenants and negative covenants that restrict our or our subsidiaries’ ability to, among other things:
• incur liens on our property or assets;
• borrow money, and guarantee or provide other support for the indebtedness of third parties;
• pay dividends or make other distributions on, redeem or repurchase our capital stock;
• prepay, redeem or repurchase certain of our indebtedness;
• enter into certain change of control transactions;
• make investments in entities that we do not control, including joint ventures;
• enter into certain asset sale transactions, including divestiture of certain company assets and divestiture of capital stock of wholly-owned subsidiaries;
• enter into certain transactions with affiliates;
• change our fiscal year; and
• enter into substantially different lines of business.
Agreements governing any future indebtedness will likely contain similar covenants. These covenants may limit our ability to effectively operate our businesses or maximize stockholder value.
In addition, our credit agreement requires that we meet certain financial tests, including a liquidity covenant that will be tested beginning in the fiscal quarter ending December 31, 2020 and a minimum EBIDTA covenant that will be tested on a consolidated basis beginning in the fiscal quarter ending December 2021. Our ability to satisfy these tests may be affected by factors and events beyond our control, and we may be unable to meet such tests in the future.
Any failure to comply with the restrictions of our credit agreement or any agreement governing any future indebtedness may result in an event of default under those agreements. Such default under our current credit agreement allows the lenders to accelerate, which may trigger cross-acceleration or cross-default provisions in other debt. In addition, the lenders would be able to terminate its commitment to fund us with the second tranche of funding under the credit agreement. Similar provisions would likely be included in any agreement governing future indebtedness.

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
The COVID-19 pandemic and its impact on the events industry and global economy has and will make it extremely difficult for us to forecast the level or source of our revenue accurately. On March 16, 2020, we withdrew our first quarter and full year 2020 financial guidance, and we do not know if and when we will be able to reliably provide full year financial guidance. Further, our April 2020 decision to refocus our strategy on acquiring and retaining self-service creators, rather than creators who require significant event success and customer support, will make period-to-period comparisons of our results of operations less meaningful.
Because our results may vary significantly from quarter-to-quarter and year-to-year, our financial results for one quarter or year cannot necessarily be compared to another quarter or year and may not be indicative of our future financial performance in subsequent quarters or years. Period-to-period comparisons of our results of operations may not be meaningful, and you should not rely upon them as an indication of future performance. In addition to other risk factors listed in this “Risk Factors” section, factors that may cause our results of operations to fluctuate include:
•COVID-19 and other global health conditions, epidemics or pandemics and related government prohibitions, limitations or recommendations on in-person gatherings, and creators’ and consumers’ perceived safety of in-person gatherings;
•changes in business or macroeconomic conditions;
•creator acquisition and retention;
•new solution introductions and expansions, or challenges with introduction;
•acquisition of companies and the success, or lack thereof, of migration of such companies’ creators;
•changes in pricing or packages;
•the development and introduction of new products or services by us or our competitors;
•increases in operating expenses that we may incur to grow and expand our operations and to remain competitive;

•system failures or breaches of security or privacy;
•changes in stock-based compensation expenses;
•adverse litigation judgments, settlements or other litigation-related costs;
•changes in the legislative or regulatory environment, including with respect to privacy or data protection, or enforcement by government regulators, including fines, orders or consent decrees;
•fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•fluctuations in the market values of our portfolio investments and interest rates;
•changes in our effective tax rate;
•announcements by competitors or other third parties of significant new products or acquisitions or entrance into certain markets;
•our ability to make accurate accounting estimates and appropriately recognize revenue for our solutions for which there are no relevant comparable products; and
•changes in accounting standards, policies, guidance, interpretations, or principles.
In addition, historically, before the COVID-19 pandemic, we experienced more cash flow generally in the first and third quarters of a fiscal year. The seasonality of our business could create cash flow management risks if we do not adequately anticipate and plan for periods of decreased activity, which could harm our business, results of operations and financial condition.
If we do not continue to maintain and improve our platform or develop successful new solutions and enhancements or improve existing ones, our business will suffer.
Our ability to attract and retain creators depends in large part on our ability to provide a user-friendly and effective platform, develop and improve our platform and introduce compelling new solutions and enhancements. Our industry is characterized by rapidly changing technology, new service and product introductions and changing demands of creators. We spend substantial time and resources understanding creators’ needs and responding to them. Building new solutions is costly and complex, and the timetable for commercial release is difficult to predict and may vary from our historical experience. In response to the COVID-19 pandemic, we shifted our focus to attracting and retaining creators who use our platform without training, support or professional services and reduced our workforce by approximately 45%, including engineering and development personnel. This shift in focus and decrease in our workforce will likely result in fewer, more targeted product enhancements and a slower product development timetable than we have experienced in the past. In addition, after development, creators may not be satisfied with our enhancements or perceive that the enhancements do not adequately meet their needs. The success of any new solution or enhancement to our platform depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with our platform, creator awareness and overall market acceptance and adoption. If we do not continue to maintain and improve our platform or develop successful new solutions and enhancements or improve existing ones, our business, results of operations and financial condition could be harmed.
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
Our ability to attract and retain creators depends on the reliable performance of our technology, including our websites, applications, information and related systems. System interruptions, slow-downs and a lack of integration and redundancy in our information systems and infrastructure may adversely affect our ability to operate our technology, handle sales for high-

demand events, process and fulfill transactions, respond to creator and attendee inquiries and generally maintain cost-efficient operations.
We also rely on affiliate and third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in our systems and infrastructures, our businesses, our affiliates’ and/or third-party systems we use, or deterioration in the performance of these systems and infrastructures, could impair our ability to provide services, fulfill orders and/or process transactions. We have experienced, and may in the future experience, occasional system interruptions caused by outages by our partners that made, or may make, some or all systems or data unavailable or prevented, or may prevent, us from efficiently providing services or fulfilling orders. For example, in March 2020, most of our website experienced a 35 minute outage because of a hardware failure at one of our infrastructure partners, and in October 2019, our homepage experienced an outage for approximately 6.4 hours. Neither of these events had a material impact on the Company but such events may reduce consumer trust in our platform.
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
If we cannot attract and retain attendees, our business will be harmed.
The global COVID-19 pandemic and the preventative and protective actions that governments, other third parties or we have taken or may in the future take in respect of COVID-19, including the shelter-in-place mandates, have resulted, and will continue to result, a significant decrease in the number of events ticketed by our platform. With this significant drop in event inventory, it is extremely difficult for us to attract and retain attendees. After shelter-in-place and social distancing policies are relaxed, consumers may not immediately feel safe gathering in-person. We do not expect large-scale gatherings to occur in the near-term. The extent to which COVID-19 impacts our ability to retain and attract new attendees will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. The full extent to which COVID-19 impacts our business, results of operations and financial condition cannot be predicted at this time and the impact of COVID-19 may persist for an extended period of time or become more pronounced.

Further, in order to continue to support creators, we need to continue to provide a compelling platform for creators to attract and retain attendees. Several factors may impact an attendee’s experience with our platform, including:
•our ability to provide an easy solution for attendees to buy tickets or register for an event;
•outages or delays in our platform and other services, including delays in getting into events;
•compatibility with other third-party services, such as Facebook and Spotify, and our ability to connect with other applications through our application programming interface (API);
•fraudulent or unsuccessful events that may result in a bad experience for attendees;
•breaches and other security incidents that could compromise the data of attendees; and
•quality of our customer service and our ability to respond to complaints and other issues in a timely and effective manner.
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
We face significant competition for personnel, particularly in the San Francisco Bay Area where our headquarters is located. To attract top talent, we have had to offer, and believe we will need to continue to offer, competitive compensation and benefits packages. We may also need to increase our employee compensation levels in response to competition. In April 2020, as a result of the COVID-19 pandemic, we reduced our global workforce by approximately 45%. This workforce reduction may hurt our employment brand and may make it more difficult to hire employees in the future. Further, as the economy recovers from the COVID-19 pandemic, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and our employee morale, productivity and retention could suffer, which may harm our business.
Our corporate culture has contributed to our success, and if we cannot maintain this culture, we could lose the innovation, creativity and teamwork fostered by our culture, which could harm our business.
We believe that our corporate culture has been an important contributor to our success, which we believe fosters innovation, teamwork and passion for creators. As a result of the COVID-19 pandemic, our global workforce has moved to a remote working environment. With our employees working remotely, we could face operational difficulties that could impair our ability to conduct and manage our business effectively. It is also possible that the nature of in-person work will change as a result of COVID-19. As we work from home, we may find it difficult to maintain our corporate culture, which could limit our ability to innovate and operate effectively. Further, to mitigate the impact of COVID-19 on our business, in April 2020 we reduced our workforce by approximately 45% and temporarily froze hiring, promotions and compensation increases. These actions are expected to negatively impact employee morale in the near term and our productivity and retention could suffer, which may harm our business. Further, most of our employees have been with us for fewer than three years as a result of our rapid growth in the past. If we return to growth, we must effectively integrate, develop and motivate a growing number of new employees. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, maintain our performance or execute on our business strategy, which may harm our business, results of operations and financial condition.

We face potential liability, expenses for legal claims and harm to our business based on the nature of the events business.
We face potential liability and expenses for legal claims relating to the events business, including potential claims related to event injuries allegedly caused by us, creators, service providers, partners or unrelated third parties. For example, third parties have asserted in the past, and may assert in the future, legal claims against us in connection with personal injuries, which may include deaths, related to occurrences at an event. See the risk factor above titled “Factors adversely affecting the live event market could impact our business and results of operations.” Even if our personnel are not involved in these occurrences, we may face legal claims and incur substantial expenses to resolve such claims. Further, if we provide resources regarding event safety, or onsite personnel to support ticketing at an event, we may face liability related to our provision of such services, including legal claims against us in connection with personal injuries, which may include deaths, which may harm our business, results of operations and financial condition.
As a result of our March 11, 2020 decision to suspend our advance payout program, we may face legal claims from such creators, which may harm our business, results of operations and financial condition. Further, as a result of our April 2020 decision to refocus our strategy on acquiring and retaining creators who use our platform without training, support or professional services, we may face legal claims from creators for whom we are no longer providing certain services, which may harm our business, results of operations and financial condition. We have also been named as a defendant in an employment lawsuit, and we may experience an increase in employment claims against us as a result of our April 2020 global workforce reduction, which may harm our business, results of operations and financial condition. In addition, class action lawsuits were recently filed against other players in the live events space, including StubHub and Live Nation, over their refund policies in response to events cancelled due to COVID-19. It is possible that we will become subject to similar claims, which may harm our business, results of operations and financial condition. Such actions, and other actions we may have taken or may take in the future in response to the COVID-19 pandemic and its impact on our business, may open us up to additional legal claims or additional liability, which may harm our business, results of operations and financial condition.
Unfavorable outcomes in legal proceedings may harm our business and results of operations.
Our business and results of operations may be affected by the outcome of pending and future litigation, claims, investigations, legal and administrative cases and proceedings, whether civil or criminal, or lawsuits by governmental agencies or private parties. For example, in April 2019, purported stockholders of our company filed putative securities class actions in state and federal court in California against Eventbrite, certain of our executives and directors, our underwriters for our initial public offering (IPO), and/or certain of our venture capital investors, on behalf of a putative class of persons who purchased or acquired Eventbrite securities traceable to our IPO and/or who purchased or acquired Eventbrite securities after the IPO. These actions allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 based on alleged material misrepresentations and/or omissions in our IPO offering documents and subsequent statements. The actions seek unspecified monetary damages and other relief. Regardless of whether or not there is merit to the claims underlying these class actions, any similar future litigation, or any other legal proceedings to which we are subject, and regardless of whether or not we are found as a result of such proceedings to have violated any applicable laws, such proceedings can be expensive to defend or respond to, and could result in substantial costs and diversion of management's attention and resources, which could harm our business, and potentially could cause substantial and irreparable harm to our public reputation. Moreover, if the results or settlement of these legal proceedings are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have an adverse effect on our business, results of operations, financial condition and reputation. Further, our liability insurance coverage may not be sufficient to satisfy, or may not cover, any expenses or liabilities that may arise. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, results of operations and financial condition.
Our industry is highly fragmented. We compete against traditional solutions to event management and may face significant competition from both established and new companies. If we are not able to maintain or improve our competitive position, our business could suffer.
We operate in a market that is highly fragmented. We compete with a variety of competitors to secure new and retain existing creators, including traditional solutions to event management, such as offline, internal or ad hoc solutions, local or specialized market competitors, products offered by large technology companies that have entered into or may enter the market, or other ticketing competitors. If we cannot successfully compete in the future with existing or potential competitors, our business, results of operations and financial condition will be harmed.
Some of our current and potential competitors have significantly more financial, technical, marketing and other resources, are able to devote greater resources to the development, promotion, sale and support of their services, have more extensive customer bases and broader customer relationships, have longer operating histories and greater name recognition than we do. For example, in certain segments of the event market, event creators are accustomed to upfront payments and advance payouts to incentivize them to join an event platform and to balance their cash flow needs. In March 2020, in light of the COVID-19 pandemic, we stopped offering up front payments to creators entering into new or renewed ticketing arrangements with us, and we stopped making advance payouts to creators. We do not know when, or if, we will offer these incentives to new or renewing creators, and we believe this will put us at a competitive disadvantage to ticketing solutions that offer these incentives to their creators.
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
We have acquired or entered into commercial arrangements with a number of businesses in the past. For example, since 2015, we have acquired eight companies, including ticketscript and Ticketfly in 2017 and Ticketea and Picatic in 2018. Our future growth may depend, in part, on future acquisitions, investments or significant commercial arrangements, any of which could be material to our results of operations and financial condition. Financial and operational risks related to acquisitions, investments and significant commercial arrangements that may have an impact on our business include:
•use of cash resources and the incurrence of debt and contingent liabilities in funding acquisitions may limit other potential uses of our cash, including for retirement of outstanding indebtedness and any future stock repurchases or dividend payments;
•difficulties and expenses in assimilating the operations, products, data, technology, privacy, data protection systems and information security systems, information systems or personnel of the acquired company;
•failure of the acquired company to achieve anticipated benefits, revenue, earnings or cash flows or our failure to retain key employees from an acquired company;
•the assumption of known and unknown risks, debt and liabilities of the acquired company, deficiencies in systems or internal controls and costs associated with litigation or other claims arising in connection with the acquired company;
•potential accounting charges to the extent intangibles recorded in connection with an acquisition, such as goodwill, trademarks, customer relationships, developed technology or intellectual property, are later determined to be impaired and written down in value;
•failure to properly and timely integrate acquired companies and their operations, reducing our ability to achieve, among other things, anticipated returns on our acquisitions through cost savings and other synergies;
•adverse market reaction to acquisitions;
•failure to consummate such transactions; and
•other expected and unexpected risks with pursuing acquisitions, including, but not limited to, litigation or regulatory exposure, unfavorable accounting treatment, increases in taxes due, a loss of anticipated tax benefits, costs or delays to obtain governmental approvals, diversion of management’s attention or other resources from our existing business and other adverse effects on our business, results of operations or financial condition.
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
Security breaches, computer malware and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers or partners. Despite the implementation of security measures, our internal computer systems and those of our third-party service providers and partners are vulnerable to damage from computer viruses, hacking and other means of unauthorized access, denial of service and other attacks, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. In addition to unauthorized access to or acquisition of personal data, confidential information, intellectual property or other sensitive information, such attacks could include the deployment of harmful malware and ransomware, and may use a variety of methods, including denial-of-service attacks, social engineering and other means, to attain such unauthorized access or acquisition or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information. Furthermore, the prevalent use of mobile devices increases the risk of data security incidents. In addition, misplaced, stolen or compromised mobile devices used at events for ticket scanning, or otherwise, could lead to unauthorized access to the device and data stored on or accessible through such device. We have in the past experienced breaches of our security measures, and our platform and systems are at risk for future breaches as a result of third-party action or employee, service provider, partner or contractor error or malfeasance. For example, in June 2018, we publicly announced that a criminal was able to penetrate the Ticketfly website and access certain consumer data, including names, email addresses, shipping addresses, billing addresses and phone numbers. For a short time, we disabled the Ticketfly platform to contain the risk of the cyber incident, which disabled ticket sales through Ticketfly during that period. We have incurred costs related to responding to and remediating this incident and have suffered a loss of revenue for the period during which the Ticketfly platform was disabled. In the year ended December 31, 2018, we recorded $7.0 million for costs associated with this incident, of which $6.7 million was recorded as a reduction to net revenue and $0.3 million was recorded as an operating expense. We also recorded $6.6 million related to insurance proceeds to be received from the Ticketfly incident as a reduction in general and administrative expenses in the year ended December 31, 2018. Such proceeds were a partial reimbursement for accommodations to creators which were recorded as contra revenue. This cyber incident delayed the completion of the integration of Ticketfly, which resulted in extended customer migration time and slower realization of synergies. We may be subject to litigation and experience reputational harm, and have been subject to claims and suffered customer loss, related to this incident. In the future, our financial performance may be impacted further if we face additional costs and expenses from customer compensation and retention incentives, creator loss, regulatory inquiries, litigation and further remediation and upgrades to our security infrastructure. Although we have insurance coverage, our policy may not cover all financial expenses related to this matter.
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

Examples of situations which have in the past and may in the future lead to unauthorized access of data may include:
•employees inadvertently sending financial information of one creator, attendee or employee to another creator, attendee or employee;
•employee malfeasance;
•creators’ failure to properly password protect their leased ticket scanning and site operations devices leaving the data available to anyone using the device;
•a device stolen from an event and data access, alteration or acquisition occurring prior to our remote wiping of the data;
•an employee losing their computer or mobile device or otherwise, allowing for access to our email and/or administrative access, including access to guest lists to events;
•external breaches leading to the circulation of “dark web” lists of user name and password combinations openly vulnerable to attack without immediate detection;
•a hack of one of our databases;
•account takeovers;
•a hack of a third-party service provider’s or partner’s database; and
•unauthorized access to our offices or other properties.
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
We receive, transmit and store a large volume of personal data and other user data. Numerous federal, state and international laws address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of personal data and other user data. In the United States, numerous states already have, and are looking to expand, data protection legislation requiring companies like ours to consider solutions to meet differing needs and expectations of creators and attendees. For example, California enacted the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020. The CCPA establishes a new privacy framework for covered businesses such as ours, and may require us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides new and enhanced data privacy rights to California residents, such as affording consumers the right to opt out of certain sales of personal information and prohibits covered businesses from discriminating against consumers (e.g., charging more for services) for exercising any of their CCPA rights. The CCPA provides for potentially severe statutory penalties, and a private right of action for data breaches resulting from a failure to implement reasonable security procedures and practices. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Moreover, the state of Nevada enacted a law that went into force on October 1, 2019 and requires companies to honor consumers’ requests to no longer sell their data. Violators may be subject to injunctions and civil penalties of up to $5,000 per violation.
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

We also depend on our platform of integrated product partners connecting through our API to create applications that will integrate with our platform, such as Salesforce, HubSpot and MailChimp, and to allow them to integrate with our solutions. This presents certain risks to our business, including:
•our inability to provide any assurance that these third-party applications and products meet the same quality and security standards that we apply to our own development efforts, and to the extent that they contain bugs or defects, they may create disruptions in the use of our platform by creators or negatively affect our brand;
•our lack of support for software applications developed by our developer partners, which could cause creators and attendees to be left without support and consequently could cease using our services if these developers do not provide adequate support for their applications;
•our inability to assure that our partners will be able to successfully integrate with our products or that our partners will continue to do so;
•our inability to confirm if our partners comply with all applicable laws and regulations; and
•the risk that these partners and developers may not possess the appropriate intellectual property rights to develop and share their applications.
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
If we do not manage the risks of operating internationally effectively, our business, results of operations and financial condition could be harmed.
In 2019 and 2018, we derived 27.5% and 27.4%, respectively, of our net revenue from outside of the United States. During the three months ended March 31, 2020 and 2019, we derived 27.9% and 35.0%, respectively, of our net revenue from outside of the United States. In response to the COVID-19 pandemic, we implemented a restructuring plan, which included the reduction of offices outside of the United States. We currently have six offices outside the United States, including offices in the United Kingdom, Ireland, Spain, Australia, and Argentina. We have concentrated engineering and business development teams in Argentina and Spain. Our international operations and results are subject to a number of risks, including:
•currency exchange restrictions or costs and exchange rate fluctuations, particularly in Argentina, and the risks and costs inherent in hedging such exposures;
•new and modified laws and regulations regarding data privacy, data protection, ticketing and information security;
•exposure to local economic or political instability, threatened or actual acts of terrorism and violence and changes in the rights of individuals to assemble;
•exposure to regional or global public health concerns, epidemics and pandemics, such as the COVID-19 pandemic;
•compliance with U.S. and non-U.S. regulations, laws and requirements relating to anti-corruption, antitrust or competition, economic sanctions, data content and privacy, consumer protection, employment and labor laws, health and safety and advertising and promotions;
•compliance with additional U.S. laws applicable to U.S. companies operating internationally and interpretations of U.S. and international tax laws;
•weaker enforcement of our contractual and intellectual property rights;
•preferences by local populations for local providers;

•laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses; and
•slower adoption of the Internet as a ticketing, advertising and commerce medium, which could limit our ability to migrate international operations to our existing systems.
Despite our experience operating internationally, any future expansion efforts into new countries may not be successful. Our international expansion has placed, and any future international growth may increasingly place, a significant strain on our management, customer service, product development, sales and marketing, administrative, financial and other resources. We cannot be certain that the investment and additional resources required in expanding our international operations will be successful or produce desired levels of revenue or profitability in a timely manner, or at all. Furthermore, certain international markets in which we operate have lower margins than more mature markets, which could have a negative impact on our margins as our revenue from these markets grows over time.
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
A significant number of our employees are located in Argentina, and any favorable or unfavorable developments in Argentina could have an impact on our results of operations.
A significant number of our employees, including engineers, are located in Argentina, and therefore, a portion of our operating expenses are denominated in Argentine pesos. As of April 24, 2020, we had a total of 165 employees located in Argentina, of which 110 are engineers. If the Argentine peso strengthens against the U.S. dollar, it could have a negative impact on our results of operations as it would increase our operating expenses. Our business activities in Argentina also subject us to risks associated with changes in and interpretations of Argentine law, including laws related to employment, the protection and ownership of intellectual property and U.S. ownership of Argentine operations. Furthermore, if we had to scale down or close our Argentine operations, there would be significant time and cost required to relocate those operations elsewhere, which could have an adverse impact on our overall cost structure.
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
Additionally, Argentina’s economy and legal and regulatory framework have at times suffered radical changes, due to significant political influence and uncertainties. In the past, government policies in Argentina included expropriation, nationalization, forced renegotiation or modification of existing contracts, suspension of the enforcement of creditors’ rights, new taxation policies, including royalty and tax increases and retroactive tax claims, and/or changes in laws and policies affecting foreign trade and investment. Currently, Argentina's federal government and certain provinces are conducting negotiations with respect to the restructuring of their sovereign debt. Such policies, and the ongoing restructuring negotiations, could destabilize the country and adversely affect our business and operating expenses.
In addition, Argentina has experienced labor unrest over wages and benefits paid to workers. In the past, the Argentine government has passed laws, regulations and decrees requiring companies in the private sector to maintain minimum wage levels and provide specified benefits to employees and may do so again in the future. Employers have also experienced significant pressure from their employees and labor organizations to increase wages and to provide additional employee benefits. Any disruptions, labor unrest, or increased personnel-related expenses in Argentina could have an adverse effect on our business and operating expenses.
Doing business in Argentina poses additional challenges, such as finding and retaining qualified employees, particularly management-level employees, navigating local bureaucracy and infrastructure-related issues and identifying and retaining qualified service providers, among other risks. Specifically, the operating environment in Argentina continues to be a challenging business environment, including the continuing significant devaluation of Argentina's currency, high inflation and economic recession. Argentina's fragile economic environment is currently challenged by the COVID-19 pandemic. The long-term effects to the Argentine economy of the on-going COVID-19 pandemic are difficult to assess or predict, and may include risks to citizens’ health and safety, as well as reduced economic activity. In March and April 2020, the Argentine government introduced several measures designed to address the COVID-19 pandemic, which so far have resulted in a significant slowdown in economic activity that will adversely affect economic growth in 2020 and possibly 2021 and cannot be currently quantified. Furthermore, despite recent enactments of local anti-corruption and anti-bribery legislation in a number of developing markets such as Argentina, it may still be more common than in the United States for others to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act or similar local anti-bribery laws. For example, the Argentine Government announced a large-scale corruption investigation in Argentina in August 2018. The investigation relates to payments over the past decade to government officials from businesses who had been awarded large government contracts. Depending on the results of such investigations and the time it takes to conclude them, they could affect the investment levels in infrastructure in Argentina, as well as the continuation, development and completion of public works, which could ultimately lead to lower growth in the Argentine economy. In turn, the decrease in investors’ confidence, among other factors, could have a significant adverse impact on the development of the Argentine economy, which could harm our business, results of operations and financial condition. Our commitment to legal compliance could put us at a competitive disadvantage, and any lapses in our compliance could subject us to civil and criminal penalties that could harm our business, results of operations and financial condition.
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
Creator and attendee acquisition and retention depend upon effective interoperation with operating systems, networks, devices, web browsers and standards that we do not control.
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
There is considerable patent and other intellectual property development activity in our industry. Our success depends on our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities, including non-practicing entities and individuals, may own or claim to own intellectual property rights relating to our industry and may challenge the validity or scope of our intellectual property rights. From time to time, third parties, including our competitors and non-practicing entities, have claimed and may in the future claim that our products or technologies may infringe their intellectual property rights and may assert patent, copyright, trade secret and other claims based on intellectual property rights against us and our customers, suppliers and channel partners. A claim may also be made relating to technology or intellectual property rights that we acquire or license from third parties. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:
•require costly litigation to resolve and the payment of substantial damages;
•require significant management time;
•cause us to enter into unfavorable royalty or license agreements;
•require us to discontinue the sale of products and solutions through our platform;
•require us to indemnify creators or third-party service providers or partners; and/or
•require us to expend additional development resources to redesign our platform.
The United Kingdom’s withdrawal from the European Union could have a negative effect on global economic conditions and financial markets, European Union regulatory procedures and our business.
Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union on January 31, 2020 and entered into a transition period until the end of 2020 during which it will continue its ongoing and complex negotiations with the European Union relating to the future trading relationship between the parties. Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-called “no deal” separation will occur if negotiations are not completed by the end of the transition period. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict access to capital, and increase compliance costs and regulatory exposure, which could have a material adverse effect on our business, financial condition and results of operations.
Our failure to comply with the various export controls and trade and economic sanctions laws and regulations to which we are subject could subject us to liability, including civil and criminal penalties.
Economic and trade sanctions programs (Sanctions) that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) prohibit or restrict transactions and dealings involving specified countries, their governments, and certain individuals and entities, including those that are specially designated sanctions targets, majority-owned by the same, narcotics traffickers and terrorists or terrorist organizations. As federal, state and foreign legislative regulatory scrutiny and enforcement actions in these areas increase, we expect our compliance costs to increase, perhaps substantially. Failure to comply with any of these requirements could result in the limitation, suspension or termination of our platform, imposition of significant civil and criminal penalties, including fines, and/or the seizure and/or forfeiture of our assets. Although we maintain policies and procedures reasonably designed to ensure compliance with these Sanctions, certain technical and other challenges, including the absence or reliability of identifying information regarding certain users, may from time to time prevent us from achieving full compliance.
We endeavor to conduct our business in compliance with Sanctions. The development, implementation and maintenance of protective policies and procedures may be time-consuming or result in the delay or loss of sales opportunities or impose other costs. Further, we cannot guarantee that these measures will be fully effective in deterring unlawful activity on our platform. Violations of Sanctions may expose us to negative legal consequences, including the imposition of civil penalties of up to $302,584 per violation for most sanctions programs, or twice the value of the underlying transaction, or criminal penalties of up to $1,000,000 per violation (and/or possible imprisonment for individual actors). Reputational harm and government investigations may also result.

Further, our products incorporate encryption technology. These encryption products may be exported from the United States only with the required export authorizations, including by a license, a license exception or other appropriate government authorizations. Such products may also be subject to certain regulatory reporting requirements. Various countries also regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our customers’ ability to import our services into those countries. Governmental regulation of encryption technology and of exports and imports of encryption products, or our failure to obtain required approval for our products and services, when applicable, could subject us to legal penalties, harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the provision of our products and services, including with respect to new products and services, may delay the introduction of our products and services in various markets or, in some cases, prevent the provision of our products and services to some countries altogether.
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
We face sales and use tax and value-added tax audits in certain states and international jurisdictions and it is possible that we could face additional sales and use tax and value-added tax audits in the future in additional jurisdictions and that our liability for these taxes could exceed our reserves as state or international tax authorities could assert that we are obligated to collect additional amounts as taxes from creators and remit those taxes to those authorities. We could also be subject to audits and assessments with respect to states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales or other taxes could result in substantial tax liabilities for past sales, discourage creators from using our platform or otherwise harm our business and results of operations. Although we have reserved for potential payments of possible past tax liabilities in our financial statements as disclosed in Note 10 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements, if these liabilities exceed such reserves, our financial condition will be harmed.
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

We may be subject to income taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have an adverse effect on our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or assert that benefits of tax treaties are not available to us, any of which could have a negative impact on us or our results of operations. As we earn an increasing portion of our revenue and accumulate a greater portion of our cash flow in foreign jurisdictions, we could face a higher effective tax rate and incremental cash tax payments.
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
In general, under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” (generally, a greater than 50 percentage point change in our equity ownership by certain stockholders or groups of stockholders) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have undergone ownership changes in the past, which have resulted in limitations on our ability to utilize our NOLs, and future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. The existing NOLs of some of our subsidiaries may be subject to limitations arising from ownership changes prior to, or in connection with, their acquisition by us. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that, due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize some portion of our NOLs even if we attain profitability.
On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), the bipartisan $2 trillion economic relief package aimed at helping American workers and businesses impacted by the COVID-19 pandemic. The CARES Act, among other things, temporarily removes the current-law taxable income limitation established under the Tax Cuts and Jobs Act of 2017, and permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years. The NOL provisions of the CARES Act is not expected to result in a cash benefit to the Company nor did it impact our NOL balance upon enactment.
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
Prior to our initial public offering, there was no public market for shares of our Class A common stock. The market prices of the securities of other newly public companies have historically been highly volatile. The market price of our Class A common stock has in the past, and may in the future, fluctuate significantly in response to numerous factors, many of which are beyond our control, including, but not limited to:
•overall performance of the equity markets and/or publicly-listed technology companies;
•actual or anticipated fluctuations in our net revenue or other operating metrics;
•changes in the financial projections we provide to the public or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our failure to meet the estimates or the expectations of investors;
•the economy as a whole and market conditions in our industry;
•rumors and market speculation involving us or other companies in our industry;
•announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•lawsuits threatened or filed against us;
•recruitment or departure of key personnel; and
•other events or factors, including those resulting from war, public health concerns and epidemics, incidents of terrorism or responses to these events.

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. The global stock markets have experienced, and may continue to experience, significant volatility as a result of the COVID-19 pandemic, and the price of our Class A common stock has been volatile and has decreased significantly in recent months. The COVID-19 pandemic and the significant uncertainties it has caused for the global economy, business activity, and business confidence have had, and is likely to continue to have, a significant effect on the market price of securities generally, including our Class A common stock. In the past, stockholders have filed securities class action litigation following periods of market volatility. For example, beginning on April 15, 2019, purported stockholders of our company filed putative securities class action against Eventbrite, certain of our executives and directors, and our underwriters for the IPO, on behalf of a putative class of persons who purchased or acquired Eventbrite securities traceable to our IPO and/or who purchased or acquired Eventbrite securities between September 20, 2018 and May 1, 2019, inclusive. During this period, the closing price of our Class A common stock ranged from a high of $37.97 to a low of $19.06. See the risk factor above titled “Unfavorable outcomes in legal proceedings may harm our business and results of operations.”
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of March 31, 2020, our directors, executive officers and stockholders holding more than 5% of our outstanding shares, and their affiliates, beneficially owned in the aggregate 81.4% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until September 20, 2028, the date that is the ten-year anniversary of the closing of our IPO. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
As of June 28, 2019, the market value of our common stock that was held by non-affiliates exceeded $700 million, so we no longer qualified for emerging growth company status as of December 31, 2019. As a large-accelerated filer, we are now subject to certain disclosure requirements that are applicable to other public companies that were not applicable to us as an emerging growth company. These requirements include:
•compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•full disclosure obligations regarding executive compensation; and
•compliance with the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. As of May 1, 2020 we had 63,527,159 shares of Class A common stock outstanding and 23,598,116 shares of Class B common stock outstanding.
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
In connection with the execution of the credit agreement we entered into in May 2020, we entered into a stock purchase agreement, pursuant to which we are obligated to issue and sell 2,599,174 shares of Class A common stock for a purchase price of $0.01 per share, resulting in dilution to our equity holders. In addition, we granted the purchaser of these shares certain registration rights and are required to register the resale of the shares. We may also raise capital through additional equity or equity-linked financings. We expect to grant equity awards to employees, directors and consultants under our stock incentive plans. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•provide that our board of directors be classified into three classes of directors with staggered three-year terms;
•permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;
•require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and amended and restated bylaws;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•provide that only the Chairperson of our board of directors, our Chief Executive Officer, or a majority of our board of directors is authorized to call a special meeting of stockholders;
•provide for a dual class common stock structure in which holders of our Class B common stock have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Class A and Class B common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and
•advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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
Our amended and restated bylaws provide that a state or federal court located within the State of Delaware will be the exclusive forum for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a breach of fiduciary duty;
•any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; or
•any action asserting a claim against us that is governed by the internal affairs doctrine.
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
There were no sales of unregistered equity securities during the three months ended March 31, 2020.
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

Item 6. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Index

	Description of Exhibits	Incorporated by Reference
Exhibit Number		Form	Exhibit Number	Date Filed

3.2	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	August 28, 2018
3.4	Amended and Restated Bylaws.	S-1/A	3.4	August 28, 2018
4.1	Form of Class A Common Stock Certificate.	S-1/A	4.1	September 7, 2018
10.1	Strategic Advisory agreement between the registrant and Randy Befumo, as amended			Filed herewith
10.2	Advisory Agreement between the registrant and Patrick Poels, as amended			Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)			Filed herewith

*The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eventbrite, Inc.

May 11, 2020	By:	/s/ Julia Hartz
Julia Hartz
Chief Executive Officer
(Principal Executive Officer)

May 11, 2020	By:	/s/ Charles Baker
Charles Baker
Chief Financial Officer
(Principal Financial Officer)

May 11, 2020	By:	/s/ Shane Crehan
Shane Crehan
Chief Accounting Officer
(Principal Accounting Officer)