Form 10-Q
period 2020-06-30
Eventbrite, Inc.
filed 2020-08-10
CIK 1475115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 15, 2020, 67,466,394 shares of Registrant's Class A common stock and 23,383,917 shares of Registrant's Class B common stock were outstanding.

EVENTBRITE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED
JUNE 30, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "appears," "shall," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements related to the impacts of the COVID-19 global health pandemic, including its impact on us, our operations, or our future financial or operational results; our expectations regarding restructuring charges with respect to the workforce reduction implemented in response to the COVID-19 global health pandemic; statements regarding our credit agreement and our convertible senior notes, including the intended use of the net proceeds; statements about our future financial performance, including our revenue, costs of revenue and operating expenses; our anticipated growth and growth strategies and our ability to effectively manage that growth; our ability to achieve and grow profitability; the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs; our ability to maintain the security and availability of our platform; our predictions about industry and market trends; our ability to attract and retain creators; our ability to successfully operate internationally; our ability to maintain, protect and enhance our intellectual property; our ability to attract and retain qualified employees and key personnel; our ability to comply with modified or new laws and regulations applying to our business; and our ability to successfully defend litigation brought against us.

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

PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Interim Condensed Consolidated Financial Statements

EVENTBRITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$546,863	$420,712
Funds receivable	5,659	54,896
Accounts receivable, net	829	2,932
Creator signing fees, net	1,511	9,597
Creator advances, net	10,532	22,282
Prepaid expenses and other current assets	11,702	14,157
Total current assets	577,096	524,576
Property, plant and equipment, net	15,083	19,735
Operating lease right-of-use assets	18,342	22,160
Goodwill	170,560	170,560
Acquired intangible assets, net	43,948	49,158
Restricted cash	2,230	2,228
Creator signing fees, noncurrent	15,239	16,710
Creator advances, noncurrent	886	922
Other assets	12,291	1,966
Total assets	$855,675	$808,015
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, creators	$203,222	$307,871
Accounts payable, trade	4,144	1,870
Chargebacks and refunds reserve	65,907	2,699
Accrued compensation and benefits	7,068	6,347
Accrued taxes	1,489	5,409
Operating lease liabilities	7,538	9,115
Other accrued liabilities	13,110	16,997
Total current liabilities	302,478	350,308
Accrued taxes, noncurrent	14,444	15,173
Operating lease liabilities, noncurrent	12,998	16,162
Long-term debt	196,581	—
Other liabilities	155	557
Total liabilities	526,656	382,200
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized; 90,811,061 shares issued and outstanding as of June 30, 2020; 85,718,860 shares issued and outstanding as of December 31, 2019	1	1
Additional paid-in capital	886,904	798,640
Accumulated deficit	(557,886)	(372,826)
Total stockholders’ equity	329,019	425,815
Total liabilities and stockholders’ equity	$855,675	$808,015
(See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$8,394	$80,758	$57,480	$162,084
Cost of net revenue(1)	10,094	31,119	38,099	61,684
Gross profit	(1,700)	49,639	19,381	100,400
Operating expenses(1)
Product development	15,047	16,628	31,218	31,225
Sales, marketing and support	(3,073)	26,053	96,842	47,778
General and administrative	22,472	22,287	64,581	47,667
Total operating expenses	34,446	64,968	192,641	126,670
Loss from operations	(36,146)	(15,329)	(173,260)	(26,270)
Interest expense	(3,625)	(1,033)	(3,637)	(2,125)
Other income (expense), net	1,186	375	(8,099)	2,555
Loss before income taxes	(38,585)	(15,987)	(184,996)	(25,840)
Income tax provision (benefit)	(1)	(1,193)	64	(1,093)
Net loss	$(38,584)	$(14,794)	$(185,060)	$(24,747)
Net loss per share, basic and diluted	$(0.44)	$(0.18)	$(2.12)	$(0.31)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	88,410	81,369	87,174	80,049

(1) Includes stock-based compensation as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of net revenue	$207	$325	$630	$569
Product development	3,366	2,187	7,055	4,225
Sales, marketing and support	901	1,246	2,332	2,469
General and administrative	5,137	4,948	10,416	9,570

(See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock-Class A		Common Stock-Class B		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	61,863,617	$1	23,855,243	$—	$798,640	$(372,826)	$425,815
Issuance of common stock upon exercise of stock options	738,410	—	—	—	4,654	—	4,654
Issuance of restricted stock awards	480	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	304,600	—	—	—	—	—	—
Shares withheld related to net share settlement	(110,411)	—	—	—	(1,713)	—	(1,713)
Conversion of common stock from Class B to Class A	262,483	—	(262,483)	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	61	—	61
Stock-based compensation	—	—	—	—	11,201	—	11,201
Net loss	—	—	—	—	—	(146,476)	(146,476)
Balance at March 31, 2020	63,059,179	1	23,592,760	$—	812,843	(519,302)	293,542
Issuance of common stock upon exercise of stock options	1,290,333	—	13,004	—	6,837	—	6,837
Issuance of restricted stock awards	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	228,233	—	—	—	—	—	—
Shares withheld related to net share settlement	(70,098)	—	—	—	(616)	—	(616)
Conversion of common stock from Class B to Class A	221,847	—	(221,847)	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	180	—	180
Equity component of convertible notes, net of issuance costs	—	—	—	—	45,452	—	45,452
Purchase of convertible senior notes capped calls	—	—	—	—	(15,600)	—	(15,600)
Issuance of common stock for ESPP Purchase	98,476	—	—	—	721	—	721
Shares issued in connection with term loans stock purchase agreement	2,599,174	—	—	—	27,369	—	27,369
Stock-based compensation	—	—	—	—	9,718	—	9,718
Net loss	—	—	—	—	—	(38,584)	(38,584)
Balance at June 30, 2020	67,427,144	$1	23,383,917	$—	$886,904	$(557,886)	$329,019

(See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2019	11,502,993	$—	66,855,401	$—	(188,480)	$(488)	$718,405	$(302,695)	$415,222
Issuance of common stock upon exercise of stock options	1,785,106	—	249,207	—	—	—	12,427	—	12,427
Issuance of restricted stock awards	4,402	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	62,263	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(24,249)	—	—	—	—	—	(560)	—	(560)
Conversion of common stock from Class B to Class A	21,095,075	—	(21,095,075)	—	—	—	—	—	—
Retirement of treasury shares	—	—	—	—	188,480	488	(488)	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	92	—	92
Stock-based compensation	—	—	—	—	—	—	8,330	—	8,330
Cumulative effect adjustment upon adoption of ASU 2014-09	—	—	—	—	—	—	—	(600)	(600)
Cumulative effect adjustment upon adoption of ASU 2016-02	—	—	—	—	—	—	—	(771)	(771)
Net loss	—	—	—	—	—	—	—	(9,953)	(9,953)
Balance at March 31, 2019	34,425,590	—	46,009,533	—	—	—	738,206	(314,019)	424,187
Issuance of common stock upon exercise of stock options	1,785,361	—	—	—	—	—	10,526	—	10,526
Issuance of restricted stock awards	21,016	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	52,204	—	—	—	—	—	—	—	—
Issuance of common stock for ESPP Purchase	167,706	—	—	—	—	—	2,234	—	2,234
Shares withheld related to net share settlement	(11,858)	—	—	—	—	—	(253)	—	(253)
Conversion of common stock from Class B to Class A	11,491,455	—	(11,491,455)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	92	—	92
Stock-based compensation	—	—	—	—	—	—	9,154	—	9,154
Net loss	—	—	—	—	—	—	—	(14,794)	(14,794)
Balance at June 30, 2019	47,931,474	$—	34,518,078	$—	—	$—	$759,959	$(328,813)	$431,146

(See accompanying Notes to Unaudited Interim Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(185,060)	$(24,747)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,909	11,969
Amortization of creator signing fees	5,301	4,915
Noncash operating lease expense	3,894	3,933
Accretion of debt discounts and issuance costs	2,688	223
Stock-based compensation	20,433	16,833
Provision for chargebacks and refunds	84,533	9,951
Impairment charges	8,227	1,899
Provision for bad debt and creator advances	16,224	2,380
Loss on disposal of assets	2,159	58
Deferred income taxes	(82)	(745)
Changes in operating assets and liabilities:
Accounts receivable	(1,001)	(1,061)
Funds receivable	49,237	12,115
Creator signing fees, net	(3,901)	(9,251)
Creator advances, net	(913)	(8,513)
Prepaid expenses and other current assets	1,964	1,783
Other assets	259	(2)
Accounts payable, creators	(104,649)	50,769
Accounts payable, trade	1,440	956
Chargebacks and refunds reserve	(21,325)	(9,590)
Accrued compensation and benefits	721	(308)
Accrued taxes	(3,920)	(3,525)
Operating lease liabilities	(4,876)	(4,105)
Other accrued liabilities	(9,338)	3,702
Accrued taxes, noncurrent	(647)	(1,334)
Other liabilities	8	(974)
Net cash provided by (used in) operating activities	(126,715)	57,331
Cash flows from investing activities
Purchases of property and equipment	(1,230)	(3,566)
Capitalized internal-use software development costs	(2,538)	(4,271)
Net cash used in investing activities	(3,768)	(7,837)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Six Months Ended June 30,
	2020	2019
Cash flows from financing activities
Proceeds from issuance of common stock under ESPP	721	2,234
Proceeds from exercise of stock options	11,491	22,954
Taxes paid related to net share settlement of equity awards	(453)	(706)
Principal payments on debt obligations	—	(11,406)
Proceeds from issuance of debt and common stock, net of issuance costs paid	260,777	(457)
Purchase of convertible notes capped calls	(15,600)	—
Payments on finance lease obligations	(300)	(138)
Payments of deferred offering costs	—	(413)
Net cash provided by financing activities	256,636	12,068
Net increase in cash, cash equivalents and restricted cash	126,153	61,562
Cash, cash equivalents and restricted cash
Beginning of period	422,940	439,400
End of period	$549,093	$500,962
Supplemental cash flow data
Interest paid	$613	$1,876
Income taxes paid, net of refunds	475	367
Noncash investing and financing activities
Vesting of early exercised stock options	$241	$184
Purchases of property and equipment, accrued but unpaid	226	338

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal and recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations and cash flows for the interim periods. All intercompany transactions and balances have been eliminated. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other future annual or interim period.
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
COVID-19 Impacts
During the six months ended June 30, 2020, a global health pandemic referred to as COVID-19 arose and has disrupted many industries around the world, including the live events industry, resulting in the cancellation or postponement of live events. The effect of and uncertainties surrounding the COVID-19 pandemic has caused the Company to make significant estimates in its condensed consolidated financial statements as of and for the three and six months ended June 30, 2020, specifically related to chargebacks and refunds due to cancelled or postponed events, which impacts net revenue, advance payouts, creator signing fees and creator advances. The COVID-19 pandemic is ongoing in nature and the Company will continue to revise such estimates in future reporting periods to reflect management's best estimates of future outcomes. The COVID-19 pandemic has adversely affected the Company’s results of operations in the three and six months ended June 30, 2020. Significant uncertainty remains regarding the extent and duration of the impact that the COVID-19 pandemic will have on the Company’s business. The full extent to which COVID-19 impacts the Company’s business, results of operations and financial condition cannot be predicted at this time, and the impact of COVID-19 may persist for an extended period of time or become more pronounced.

2020 Restructuring
During the three months ended June 30, 2020, the Company's board of directors approved a program to reduce the Company's global workforce personnel by approximately 45% (the RIF). This reduction in the global workforce was substantially completed in the second quarter of 2020. Restructuring and other charges by type for the RIF for the period were as follows (in thousands):

Three Months Ended June 30, 2020
Employee severance and post-termination benefit arrangements	$7,498
Asset impairments and loss on disposals	1,879
Other charges	144
Total restructuring and other charges	$9,521
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
The Company adopted ASC 842 in the 2019 Form 10-K and retroactively applied its provisions to January 1, 2019 in accordance with ASU No. 2018-11, Targeted Improvements to ASC 842 using a modified retrospective approach, thereby recasting the results of operations for each of the first three quarters of 2019. The recast results for the three and six months ended June 30, 2019 are reflected as such in this Quarterly Report on Form 10-Q. The Company elected not to adjust comparative periods prior to 2019 and will continue to disclose reporting periods prior to January 1, 2019 under ASC 840.

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
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain of the amendments are to be applied prospectively while others are to be applied retrospectively. There was not a material impact on the Company’s consolidated financial statements as a result of the adoption of ASU 2018-13.

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

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes bank deposits and money market funds held with financial institutions. Cash and cash equivalents balances include the face value of tickets sold on behalf of creators and their share of service charges, which are to be remitted to the creators. Such balances were $198.0 million and $256.8 million as of June 30, 2020 and December 31, 2019, respectively. Although creator cash is legally unrestricted, the Company does not utilize creator cash for its own financing or investing activities as the amounts are payable to creators on a regular basis. These amounts due to creators are included in accounts payable, creators on the consolidated balance sheets. The Company considers all highly liquid investments, including money market funds with an original maturity of three months or less at the date of purchase, to be cash equivalents.
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

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$546,863	$420,712
Restricted cash	2,230	2,228
Total cash, cash equivalents and restricted cash	$549,093	$422,940
Funds Receivable
Funds receivable represents cash-in-transit from third-party payment processors that is received by the Company within approximately five business days from the date of the underlying ticketing transaction. The funds receivable balances include the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such amounts were $5.3 million and $51.1 million as of June 30, 2020 and December 31, 2019, respectively.
Accounts Payable, Creators
Accounts payable, creators consists of unremitted ticket sale proceeds, net of Eventbrite service fees and applicable taxes. Amounts are remitted to creators within five business days subsequent to the completion of the related event. Creators may apply to receive these proceeds prior to completion of their events as creators often need these funds to pay for event-related costs. For qualified creators, the Company passes ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, the Company refers to these payments as advance payouts. When an advance payout is made, the Company reduces its cash and cash equivalents with a corresponding decrease to its accounts payable, creators. As a result of the COVID-19 pandemic and its effect of causing creators to cancel, postpone or reschedule events, the Company temporarily suspended its advance payouts program on March 11, 2020, at which date the total advance payouts to creators related to future events was approximately $354.0 million. As of June 30, 2020, the advance payouts outstanding had reduced to approximately $253.3 million, as a result of creators fulfilling their refund obligations with creator funds as well as events taking place. The Company is exploring new ways to make advance payouts to qualified creators who meet strict guidelines and has started making advance payouts available to a small number of low risk creators on a trial basis.

Chargebacks and Refunds Reserve
Under the Company's standard terms of service for creators using EPP, the Company settles a creator’s share of the proceeds from ticket sales within five business days after the successful completion of the event. The terms of the Company's standard merchant agreement obligate creators to reimburse attendees (or the Company, if it has processed the refund) who are entitled to refunds under the creator's refund policy and under the Company's refund policy requirement for ticket sales proceeds remitted to creators via advance payouts. When the Company provides advance payouts, it assumes risk that the event may be cancelled, fraudulent, materially not as described or removed from the Company's platform due to its failure to comply with the Company's terms of service or merchant agreement, resulting in significant chargebacks, refund requests and/or disputes between attendees and the creator, and risk that the creator will not be able to otherwise make the attendee whole. The Company may refund attendees if the creator is insolvent or has spent the proceeds of the ticket sales for event-related costs, among other circumstances. The Company may not be able to recover its losses from these events, and such unrecoverable amounts could equal the value of the transaction or transactions settled to the creator prior to the event that is disputed, plus any associated chargeback fees not assumed by the creator. The Company records estimates for refunds and chargebacks of its fees as contra-revenue. The Company records estimates for losses related to chargebacks and refunds of the face value of tickets as an operating expense classified within sales, marketing and support. The chargebacks and refunds reserve was $65.9 million and $2.7 million as of June 30, 2020 and December 31, 2019, respectively. The increase in the reserve balance during the six months ended June 30, 2020 was the result of estimated losses from the advance payout program and estimated future refunds of its fees, relating largely to the COVID-19 pandemic. Prior to March 31, 2020, the Company included its chargebacks and refunds reserve in other accrued liabilities on the consolidated balance sheets, and has reclassified the balance as of December 31, 2019 on the condensed consolidated balance sheets included in this Quarterly Report on Form 10-Q to be consistent with the presentation as of June 30, 2020.
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
During the six months ended June 30, 2020, the Company determined that conditions resulting from the COVID-19 pandemic warranted an interim assessment of its long-lived assets balance. The Company performed a recoverability test and concluded no impairment of the carrying value was required.
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
The Company determined that the conditions resulting from the COVID-19 pandemic and the decline in the market value of the Company's common stock warranted an interim assessment of its goodwill carrying amount. On January 1, 2020, the Company adopted ASU 2017-04, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. During the six months ended June 30, 2020, the Company performed its analysis by comparing the estimated fair value of the Company to its carrying amount, including goodwill. The Company's analysis indicated that its estimated fair value, using the market price of its common stock, exceeded its carrying amount and therefore goodwill was not impaired and no additional steps were necessary.
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
The Company’s cash equivalents, funds receivable, accounts receivable, accounts payable, funds payable and other current liabilities approximate their fair value. All such financial assets and liabilities are Level 1 and are measured at fair value on a recurring basis. There were no other Level 1 assets or liabilities recorded at June 30, 2020 and December 31, 2019.
Refer to Note 9 “Debt” for details regarding the fair value of our term loans and convertible senior notes.
There were no transfers of financial assets or liabilities into or out of Level 1, Level 2 or Level 3 for the periods ended June 30, 2020 and December 31, 2019.
4. Accounts Receivable, Net
Accounts receivable, net is comprised of invoiced amounts to customers who use FPP for payment processing as well as other invoiced amounts. During the three and six months ended June 30, 2020, the Company recorded $2.5 million and $3.6 million, respectively, of incremental allowance for doubtful accounts, including estimated future losses in consideration of the impact of the COVID-19 pandemic. The following table summarizes the Company’s accounts receivable balances as of the dates indicated (in thousands):

	June 30, 2020	December 31, 2019
Accounts receivable, customers	$3,216	$4,979
Allowance for doubtful accounts	(2,387)	(2,047)
Accounts receivable, net	$829	$2,932

5. Creator Signing Fees, Net
Creator signing fees are incentives paid by the Company to secure exclusive ticketing and payment processing rights with certain creators. As of June 30, 2020, the balance of creator signing fees, net is being amortized over a weighted-average remaining contract life of 3.19 years on a straight-line basis. The write-offs and other adjustments for the three and six months ended June 30, 2020 include estimated future losses in consideration of the COVID-19 pandemic. The following table summarizes the activity in creator signing fees for the periods indicated (in thousands):

	Three Months Ended June 30,
	2020	2019
Balance, beginning of period	$17,725	$19,120
Creator signing fees paid	7	4,630
Amortization of creator signing fees	(2,171)	(2,522)
Write-offs and other adjustments	1,189	(465)
Balance, end of period	$16,750	$20,763

	Six Months Ended June 30,
	2020	2019
Balance, beginning of period	$26,307	$17,005
Creator signing fees paid	3,901	9,188
Amortization of creator signing fees	(5,301)	(4,915)
Write-offs and other adjustments	(8,157)	(515)
Balance, end of period	$16,750	$20,763
Creator signing fees are classified as follows on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	June 30, 2020	December 31, 2019
Creator signing fees, net	$1,511	$9,597
Creator signing fees, noncurrent	15,239	16,710
Total creator signing fees	$16,750	$26,307
6. Creator Advances, Net
Creator advances provide the creator with funds in advance of the event and are subsequently recovered by withholding amounts due to the Company from the sale of tickets for the event until the creator payment has been fully recovered. The write-offs and other adjustments for the three and six months ended June 30, 2020 include estimated future losses in consideration of the COVID-19 pandemic. The following table summarizes the activity in creator advances for the periods indicated (in thousands):

	Three Months Ended June 30,
	2020	2019
Balance, beginning of period	$14,462	$26,734
Creator advances paid	20	9,316
Creator advances recouped	(391)	(4,914)
Write-offs and other adjustments	(2,673)	(2,420)
Balance, end of period	$11,418	$28,716

	Six Months Ended June 30,
	2020	2019
Balance, beginning of period	$23,204	$23,142
Creator advances paid	7,666	19,084
Creator advances recouped	(6,753)	(10,663)
Write-offs and other adjustments	(12,699)	(2,847)
Balance, end of period	$11,418	$28,716
Creator advances, net are classified as follows on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	June 30, 2020	December 31, 2019
Creator advances, net	$10,532	$22,282
Creator advances, noncurrent	886	922
Total creator advances	$11,418	$23,204

7. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following as of the dates indicated (in thousands):

	June 30, 2020	December 31, 2019
Capitalized internal-use software development costs	$47,218	$44,194
Furniture and fixtures	3,654	3,861
Computers and computer equipment	9,265	14,836
Leasehold improvements	8,207	8,393
Finance lease right-of-use assets	619	1,005
Property, plant and equipment	68,963	72,289
Less: Accumulated depreciation and amortization	(53,880)	(52,554)
Property, plant and equipment, net	$15,083	$19,735
The Company recorded the following amounts related to depreciation of fixed assets and capitalized internal-use software development costs during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation expense	$977	$1,599	$2,491	$3,236
Capitalized internal-use software development costs	737	2,614	3,024	4,922
Stock-based compensation costs included in capitalized internal-use software development costs	106	448	486	651
Amortization of capitalized internal-use software development costs	2,118	1,799	4,207	3,499

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
As a result of the derecognition of the San Francisco office lease as a build-to-suit lease and reclassification to an operating lease under ASC 842, the Company recast its previously reported results for the three and six months ended June 30, 2019 as follows (in thousands):

	Three Months Ended June 30, 2019
	Initially As Reported	Effect of ASC 842 Adoption	Recast As Reported
Net Revenue	$80,758	$—	$80,758
Cost of Net Revenue	31,073	46	31,119
Gross Profit	49,685	(46)	49,639
Operating Expenses:
Product Development	16,295	333	16,628
Sales, marketing and support	25,872	181	26,053
General and administrative	22,051	236	22,287
Total operating expenses	64,218	750	64,968
Loss from operations	(14,533)	(796)	(15,329)
Interest expense	(1,868)	835	(1,033)
Other income, net	375	—	375
Loss before income taxes	(16,026)	39	(15,987)
Income tax provision	(1,193)	—	(1,193)
Net loss	$(14,833)	$39	$(14,794)

	Six Months Ended June 30, 2019
	Initially As Reported	Effect of ASC 842 Adoption	Recast As Reported
Net Revenue	$162,084	$—	$162,084
Cost of Net Revenue	61,591	93	61,684
Gross Profit	100,493	(93)	100,400
Operating Expenses:
Product Development	30,559	666	31,225
Sales, marketing and support	47,434	344	47,778
General and administrative	47,178	489	47,667
Total operating expenses	125,171	1,499	126,670
Loss from operations	(24,678)	(1,592)	(26,270)
Interest expense	(3,801)	1,676	(2,125)
Loss on debt extinguishment	—	—	—
Other income, net	2,555	—	2,555
Loss before income taxes	(25,924)	84	(25,840)
Income tax provision	(1,093)	—	(1,093)
Net loss	$(24,831)	$84	$(24,747)

The Company has also recast its previously reported consolidated cash flows in this Quarterly Report on Form 10-Q for the six months ended June 30, 2019. The derecognition of the build-to-suit lease resulted in a reclassification of $0.4 million of cash outflow in financing activities to cash outflow in operating activities. The $0.4 million was reclassified to cash flows from operating activities amongst net loss, depreciation and amortization, noncash operating lease expense, prepaid expenses and other current assets, operating lease liabilities, other current liabilities and other liabilities in the condensed consolidated statements of cash flows for the six months ended June 30, 2019.

Operating Leases
The Company leases its office facilities under operating lease arrangements with varying expiration dates through 2029. Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Right-of-use assets also include adjustments related to prepaid or deferred lease payments and lease incentives. As most of the Company's leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The incremental borrowing rate is calculated based on hypothetical fully-secured borrowings to fund each respective lease over the lease term as of the lease commencement date, based on an assessment of the company's implied credit rating. As of June 30, 2020 and December 31, 2019, total operating lease right-of-use assets were $18.3 million and $22.2 million, respectively. Operating lease liabilities were $20.5 million as of June 30, 2020, $7.5 million current and $13.0 million non-current, respectively. Operating lease liabilities were $25.3 million as of December 31, 2019, $9.1 million current and $16.2 million non-current, respectively.
Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Company will exercise such options. As of June 30, 2020, the remaining lease term of the Company's operating leases ranges from less than one year to ten years.
The components of operating lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease costs	$2,013	$1,962	$3,894	$3,933
Sublease income	(1,047)	(979)	(2,042)	(1,944)
Total operating lease costs, net	$966	$983	$1,852	$1,989

The Company made cash payments of $2.5 million and $4.9 million for operating lease liabilities during the three and six months ended June 30, 2020 respectively and $2.3 million and $4.1 million during the three and six months ended June 30, 2019, respectively, which is included within the operating activities section on the condensed consolidated statements of cash flows.
As of June 30, 2020, the Company's operating leases had a weighted-average remaining lease term of 2.21 years and a weighted-average discount rate of 7.8%.
As of June 30, 2020, maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
The remainder of 2020	$4,640
2021	5,258
2022	3,677
2023	3,499
2024	2,495
Thereafter	4,723
Total operating lease payments	24,292
Less: Imputed interest	(3,756)
Total operating lease liabilities	$20,536
Finance Leases
The Company leases certain computer equipment under finance leases. Finance lease right-of-use assets had a carrying amount of $0.4 million as of December 31, 2019 and are included in property, plant and equipment, net on the consolidated balance sheets. Finance lease liabilities totaled $0.7 million as of December 31, 2019, with $0.4 million and $0.3 million included in other accrued liabilities and other noncurrent liabilities, respectively, on the condensed consolidated balance sheets. The Company made cash payments of $0.3 million and $0.1 million for finance lease liabilities during the six months ended June 30, 2020 and 2019 respectively, which are included within the financing activities section on the consolidated statements of cash flows.
9. Debt
The Company had no outstanding debt as of December 31, 2019.
As of June 30, 2020, long-term debt consisted of the following (in thousands):

	Term Loans	Convertible Notes (2025 Notes)	Total
Outstanding principal balance	$125,000	$150,000	$275,000
Less: Unamortized discount	(22,363)	(47,015)	(69,378)
Less: Debt issuance costs	$(5,150)	$(3,891)	(9,041)
Carrying amount, long-term debt	$97,487	$99,094	$196,581

Term Loans
In May 2020, the Company entered into a credit agreement (Credit Agreement) with FP EB Aggregator, L.P. and FP Credit Partners, L.P., as the administrative agent, which Credit Agreement was amended on June 15, 2020 to, among other things, appoint Wilmington Trust, National Association as administrative agent in place of FP Credit Partners, L.P. The Credit Agreement provides for initial term loans (Initial Term Loans) in the aggregate principal amount of $125.0 million, and delayed draw term loans (Delayed Draw Term Loans, and together with the Initial Term Loans, Term Loans) in an aggregate principal amount of $100.0 million. The Delayed Draw Term Loans may only be accessed from December 31, 2020 until September 30, 2021 (Delayed Draw Termination Date), subject to certain conditions. In accordance with the terms of the Credit Agreement, the amount currently available under the Delayed Draw Term Loans is $50.0 million as a result of the Company issuing $150.0 million in convertible senior notes, discussed in further detail below. The full amount of the Initial Term Loans were drawn on May 19, 2020 (Initial Funding Date). Borrowings under the Credit Agreement bear interest at a rate per annum equal to (i) 4.0% payable in Cash Pay Interest (as defined in the Credit Agreement) and (ii) 8.5% Payment in Kind (PIK) Interest (as defined in the Credit Agreement). PIK interest is payable by increasing the principal amount over the term of the Initial Term Loans. The Initial Term Loans mature on the fifth anniversary of the Initial Funding Date, and there are no periodic payments with respect to the principal of the Initial Term Loans. Cash interest payments are due quarterly on each of June 30, September 30, December 31, and March 31. The Company made its first cash interest payment on June 30, 2020 for $0.6 million. The Company incurred total cash costs of $13.2 million, of which $7.6 million were debt issuance costs and the remaining $5.6 million debt discount.
In May 2020, in connection with the execution of the Credit Agreement, the Company entered into a stock purchase agreement (Stock Purchase Agreement) with FP EB Aggregator, L.P. (Purchaser) to issue and sell 2,599,174 shares of Class A Common Stock to the Purchaser for a purchase price of $0.01 per share. These shares were purchased on the Initial Funding Date. The Company accounted for these shares at fair value and recorded $27.4 million as additional debt discount, resulting in total debt issuance costs and discount of $40.6 million.
The Company allocated $29.0 million of the total debt discount and issuance costs to the Initial Term Loans and $11.6 million of the total debt discount and issuance costs to the Delayed Draw Term Loans. The amount allocated to the Initial Term Loans is recorded as a reduction to the carrying amount of the debt and is being accreted over the contractual term of the loans using the effective interest rate method. The effective interest rate of the Initial Term Loans is 18.5%. The amount allocated to the Delayed Draw Term Loans is recorded in Other assets on the condensed consolidated balance sheets and is being amortized straight-line through the Delayed Draw Termination Date. Once the Delayed Draw Term Loans are drawn, the Company will derecognize the associated asset and record a discount on Delayed Draw Term Loans equal to the unamortized fee. If the Company borrows a portion of Delayed Draw Term Loans, only a proportionate amount of the asset should be recognized as debt discount.
Optional prepayments of borrowings under the Credit Agreement are permitted at any time, in whole or in part, but are subject to a prepayment premium during the first four years following the Initial Funding Date at a Make-Whole Amount (as defined in the Credit Agreement) in year one, 12% in year two, 10% in year three and 8% in year four as more fully set forth in the Credit Agreement. Subject to certain exceptions, the Company will be required to prepay certain amounts outstanding under the Term Loans with the net cash proceeds (as customarily defined in the Credit Agreement) of certain asset sales, certain casualty events, certain issuances of non-permitted debt and certain excess cash flow (as customarily defined in the Credit Agreement). The Credit Agreement provides for customary events of default including non-payment of obligations, inaccuracy of representations or warranties, non-performance of covenants and obligations, default on other material debt, bankruptcy or insolvency events, material judgments, change of control, material ERISA events and certain customary events of default relating to collateral or guarantees. Upon the occurrence of any event of default, subject to the terms of the Credit Agreement including any cure periods specified therein, customary remedies may be exercised by the lenders under the Credit Agreement against the Company and its properties. The Company was in compliance with all covenants as of June 30, 2020.

As of June 30, 2020, the total estimated fair value of the Term Loan was approximately $133.2 million. The fair value is considered a Level 3 valuation input.

Convertible Senior Notes
In June 2020, the Company issued the 2025 Notes, which consisted of $150.0 million aggregate principal amount of 5.000% convertible senior notes due 2025 in a private offering, inclusive of the initial purchaser's exercise in full of their option to purchase additional notes. The 2025 Notes are senior, unsecured obligations of the Company and bear interest at a fixed rate of 5.000% per year. Interest is payable in cash semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. The 2025 Notes mature on December 1, 2025 unless earlier repurchased, redeemed or converted. The total net proceeds from the 2025 Notes, after deducting the initial purchasers' discounts and debt issuance costs of $5.7 million, was $144.3 million.
The terms of the 2025 Notes are governed by an Indenture by and between the Company and Wilmington Trust, National Association, as Trustee (the Indenture). Upon conversion, the 2025 Notes may be settled in cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at the Company's election. It is the Company's current intent to settle the principal amount of the 2025 Notes with cash and remaining conversion value, if any, in shares of the Class A common stock.
The 2025 Notes are convertible at an initial conversion rate of 79.3903 shares of Class A common stock per $1,000 principal amount of 2025 Notes, which is equal to an initial conversion price of approximately $12.60 per share of Class A common stock. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. Holders of the 2025 Notes may convert all or a portion of their 2025 Notes only in multiples of $1,000 principal amount, under the following circumstances:

•during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of our Class A common stock exceeds 130% of the conversion price of the 2025 Notes for each of the at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
•during the five consecutive business days immediately after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of 2025 Notes for each trading day of that 10 consecutive trading day period was less than 98% of the product of the last reported sale price of Class A common stock and the conversion rate on such trading day;
•upon the occurrence of certain corporate events or distributions on the Company's Class A common stock, as described in the Indenture;
•if the Company calls the 2025 Notes for redemption; or
•at any time from, and including, June 2, 2025 until the close of business on the second scheduled trading day immediately before the maturity date.
Holders of the 2025 Notes who convert their 2025 Notes in connection with certain corporate events that constitute a make-whole fundamental change (as defined in the Indenture) are, under certain circumstances, entitle to an increase in the conversion rate.
The 2025 Notes are redeemable, in whole or in part, at the Company's option at any time and from time to time, on or after June 1, 2023 and on or before the 40th scheduled trading day immediately prior to the maturity date, at a cash redemption price equal to the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of Class A common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading dates ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. Additionally, calling any of the 2025 Notes for redemption will constitute a make-whole fundamental change with respect to that portion of the 2025 Notes, in which case the conversion rate applicable to the conversion of those 2025 Notes will be increased in certain circumstances (as described in the Indenture) if it is converted after it is called for redemption.

If certain corporate events that constitute a “Fundamental Change” (as defined in the Indenture) occur, then, subject to a limited exception for certain cash mergers, noteholders may require the Company to repurchase their 2025 Notes at a cash repurchase price equal to the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the Fundamental Change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s Class A common stock.
The 2025 Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) certain payment defaults on the 2025 Notes; (ii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iii) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (iv) a default by the Company in its other obligations or agreements under the Indenture or the 2025 Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (v) the rendering of certain judgments against the Company or any of its subsidiaries for the payment of at least $10,000,000, where such judgments are not discharged or stayed within 45 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; (vi) certain defaults by the Company or any of its significant subsidiaries with respect to indebtedness for borrowed money of at least $10,000,000; and (vii) certain events of bankruptcy, insolvency and reorganization involving the Company or any of the Company’s significant subsidiaries. The Company was in compliance with all covenants as of June 30, 2020.
If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to the Company (and not solely with respect to a significant subsidiary of the Company) occurs, then the principal amount of, and all accrued and unpaid interest on, all of the 2025 Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then, the Trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of 2025 Notes then outstanding, by notice to the Company and the Trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2025 Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an Event of Default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right of the noteholders to receive special interest on the 2025 Notes for up to 180 days at a specified rate per annum not exceeding 0.50% on the principal amount of the 2025 Notes.
In accounting for the issuance of the 2025 Notes, the Company separated the 2025 Notes into liability and equity components. The carrying amount of the liability component was calculated measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2025 Notes. The Company bifurcated the conversion option of the 2025 Notes from the debt instrument, classified the conversion option in equity, and will accrete the resulting debt discount as interest expense over the contractual term of the 2025 Notes using the effective interest rate method. The carrying amount of the equity component representing the conversion option was $47.3 million which is recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification.
The effective interest rate of the liability component of the 2025 Notes is 13.9%, which is based on the interest rates of similar liabilities held by other companies with similar credit risk ratings at the time of issuance that did not have associated convertible features. During the three months ended June 30, 2020, the Company recognized $0.5 million of interest expense related to the 2025 Notes, which consisted of $0.3 million of contractual interest and $0.2 million of amortization of debt issuance costs and debt discounts.
Total issuance costs of $5.7 million related to the 2025 Notes were allocated between liabilities and equity in the same proportion as the allocation of the total proceeds to the liability and equity components. Issuance costs attributable to the liability component are being amortized to interest expense over the respective term of the 2025 Notes using the effective interest rate method. The issuance costs attributable to the equity component were netted against the respective equity component in Additional paid-in capital. The Company recorded liability issuance costs of $3.9 million and equity issuance costs of $1.8 million.

As of June 30, 2020, the 2025 Notes consisted of the following (in thousands):

June 30, 2020
Liability component:
Principal	$150,000
Less: unamortized discount	(47,015)
Less: debt issuance costs	(3,891)
Net carrying amount	$99,094

As of June 30, 2020, the total estimated fair value of the 2025 Notes was approximately $134.8 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last available day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the Notes is considered a Level 2 measurement as they are not actively traded.

Capped Call Transactions
In June 2020, in connection with the offering of the 2025 Notes, the Company entered privately negotiated capped call transactions with certain financial institutions (the Capped Calls). The Capped Calls have an initial strike price of approximately $12.60 per share, which corresponds to the initial conversion price of the 2025 Notes. The Capped Calls cover, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2025 Notes, the number of shares of Class A common stock initially underlying the 2025 Notes. The Capped Calls are expected generally to reduce potential dilution to the Company’s Class A common stock upon any conversion of the 2025 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2025 Notes, as the case may be, with such reduction and/or offset subject to a cap, initially equal to $17.1520, and is subject to certain adjustments under the terms of the Capped Call transactions. The Capped Calls will expire in December 2025, if not exercised earlier.

The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the company, including merger events, tender offers and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives.

In June 2020, the Company paid an aggregate of $15.6 million for the Capped Calls, which was recorded as a reduction to Additional paid-in capital in the condensed consolidated balance sheets and will not be remeasured as long as they continue to meet certain accounting criteria..

10. Goodwill and Acquired Intangible Assets, Net
The carrying amounts of the Company's goodwill was $170.6 million as of June 30, 2020 and December 31, 2019.
During the six months ended June 30, 2020, the Company determined that conditions resulting from the COVID-19 pandemic warranted an interim assessment of the carrying amount of goodwill, however the Company concluded no impairment of the carrying value of goodwill was required.
Acquired intangible assets consisted of the following (in thousands):

	June 30, 2020
	Cost	Accumulated Amortization	Net Book Value	Weighted- average remaining useful life (years)
Developed technology	$19,096	$19,096	$—
Customer relationships	74,484	30,536	43,948	4.8
Tradenames	1,600	1,600	—
Acquired intangible assets, net	$95,180	$51,232	$43,948

	December 31, 2019
	Cost	Accumulated Amortization	Net Book Value	Weighted- average remaining useful life (years)
Developed technology	$19,096	$19,062	$34	0.2
Customer relationships	74,484	25,360	49,124	5.2
Tradenames	1,600	1,600	—
Acquired intangible assets, net	$95,180	$46,022	$49,158

The Company recorded amortization expense related to acquired intangible assets as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of net revenue	$12	$95	$34	$324
Sales, marketing and support	2,588	2,588	5,176	5,159
Total amortization of acquired intangible assets	$2,600	$2,683	$5,210	$5,483
As of June 30, 2020, the total expected future amortization expense of acquired intangible assets by year is as follows (in thousands):

The remainder of 2020	5,233
2021	10,197
2022	8,202
2023	7,709
2024	7,583
Thereafter	5,024
Total expected future amortization expense	$43,948

11. Commitments and Contingencies
Letters of Credit
The Company has issued letters of credit under lease and other banking agreements, which have been collateralized with cash. This cash is classified as noncurrent restricted cash on the condensed consolidated balance sheets based on the term of the underlying agreements. Restricted cash was $2.2 million as of June 30, 2020 and December 31, 2019.
Creator Signing Fees and Creator Advances
Creator signing fees and creator advances represent contractual amounts paid to customers pursuant to event ticketing and payment processing agreements. Certain of the Company’s contracts include terms where future payments to creators are committed to, based on performance, as part of the overall ticketing arrangement. The Company's contracts state that these future payments require the customer to meet certain revenue milestones or minimum ticket sales provisions in order to earn the payment, and if that milestone or minimum is not met, the Company is not required to make such payment. The following table presents, by year, the future creator payments not yet paid as of June 30, 2020 (in thousands):

	Creator Advances	Creator Signing Fees	Total

The remainder of 2020	$9,791	$1,935	$11,726
2021	11,218	2,221	13,439
2022	4,952	406	5,358
2023	3,418	256	3,674
Thereafter	751	—	751
Total	$30,130	$4,818	$34,948
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
On June 4, 2020, three plaintiffs, seeking to represent a proposed class of individuals who purchased tickets on or after June 3, 2016, filed suit against Eventbrite in the United States District Court for the Northern District of California, in a case captioned Snow, et al. v. Eventbrite, Inc., Case No. 20-cv-03698 (the Class Action). Plaintiffs allege that Eventbrite failed to provide an opportunity for purchasers of tickets to events sold through Eventbrite’s platform to obtain a refund where the event is postponed, rescheduled, or canceled. Plaintiffs seek injunctive relief in addition to restitution and monetary damages under California’s Consumer Legal Remedies Act, False Advertising Law, and Unfair Competition Law, in addition to claims brought under California common law. Eventbrite denies the allegations and intends to defend the case vigorously. The case is in its initial stage: Eventbrite has not yet responded to the complaint, no motions have been made, and no rulings have been issued. The Company is unable to predict the likely outcome at this point.
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
On August 22, 2019, the federal court consolidated the two pending actions and appointed lead plaintiffs and lead counsel (the Federal Action). On October 11, 2019, the lead plaintiffs in the Federal Action filed their amended consolidated complaint. The amended complaint generally alleges that the Company misrepresented and/or omitted material information in its IPO offering documents in violation of the Securities Act. The amended complaint also challenges public statements made after the IPO in violation of the Exchange Act. The amended complaint seeks unspecified monetary damages and other relief on behalf of investors who purchased the Company's Class A common stock issued pursuant and/or traceable to the IPO offering documents, or between September 20, 2018 and May 1, 2019, inclusive. On December 11, 2019, the defendants filed a motion to dismiss the amended complaint. On March 18, 2020, the court vacated the hearing on the defendants' motion to dismiss set for April 16, 2020. On April 28, 2020, the court granted defendants’ motion to dismiss in its entirety with leave to amend and set a deadline of June 24, 2020 for lead plaintiff to file its second amended consolidated complaint. On June 22, 2020, the Court extended lead plaintiff’s deadline to file its second amended consolidated complaint to August 10, 2020.

On July 29, 2020, the Company entered into a settlement agreement with the lead plaintiff in the Federal Action. The “Settlement Class” is defined in the settlement agreement as “all persons and entities that purchased or otherwise acquired Eventbrite, Inc. securities: (a) pursuant or traceable to Eventbrite’s registration statement and prospectus (“Registration Statement”) issued in connection with the Company’s September 20, 2018 initial public offering (“IPO”); or (b) between September 20, 2018 and May 1, 2019, both dates inclusive (the “Class Period”), and were damaged thereby,” excluding defendants and certain of their affiliates. If members of the Settlement Class do not opt out and the settlement is approved, they will waive, release, discharge, and dismiss, and be forever barred and enjoined from asserting, instituting, maintaining, prosecuting, or enforcing, claims that, among other things, “arise out of or relate in any way to both (i) the purchase, sale, or holding of Eventbrite securities pursuant or traceable to Eventbrite’s registration statement and prospectus (“Registration Statement”) issued in connection with the Company’s September 20, 2018 initial public offering (“IPO”) or were otherwise purchased, sold, or held during the Class Period, and (ii) the allegations, transactions, acts, facts, events, circumstances, statements, or omissions that were or could have been alleged or asserted by Plaintiffs or any member of the Settlement Class in the [Federal] Action or in any other action in any court or forum which relate to the subject matter of [the Federal] Action.” At the time of this filing, lead plaintiff has not filed its motion for preliminary approval of the settlement and the court has not approved the settlement. We recorded $1.9 million of expense during the three months ended June 30, 2020 related to the expected settlement of the Federal Action.
On June 24, 2019, the state court consolidated two state actions pending at that time (the State Action). On July 24, 2019, the two plaintiffs in the State Action filed a consolidated complaint. The consolidated complaint generally alleged that the Company misrepresented and/or omitted material information in the IPO offering documents, in violation of the Securities Act. The amended complaint sought unspecified monetary damages and other relief on behalf of investors who purchased the Company's Class A common stock issued pursuant and/or traceable to the IPO offering documents. On August 23, 2019, defendants filed demurrers to the consolidated complaint. A third state-court action was filed on August 23, 2019. On September 11, 2019, that complaint was consolidated into the operative complaint filed on July 24, 2019, and the court ordered that the arguments in defendants’ pending demurrers would apply to that newly filed complaint. At the hearing on defendants’ demurrers on November 1, 2019, the court sustained the demurrer with leave to amend. On December 13, 2019, the court granted requests by two plaintiffs to voluntarily dismiss their claims without prejudice. The remaining plaintiff and two new named plaintiffs filed a first amended consolidated complaint (FAC) on February 10, 2020. Defendants' filed demurrers to the FAC on March 26, 2020. On June 10, 2020, the Court held a hearing on Defendants’ demurrers. At the hearing and in a subsequent order on June 23, 2020, the court sustained the demurrers with leave to amend for failure to state a claim but did not set a deadline for plaintiffs to file their second amended consolidated complaint (SAC) given certain outstanding discovery disputes between the parties. As of this filing, the court has not set a deadline for plaintiffs to file the SAC.
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
On June 18, 2020, the Company filed a Complaint in the United States District Court for the Northern District of California against M.R.G. Concerts Ltd. (MRG) and Matthew Gibbons (Gibbons), asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory judgment, unfair competition, and common counts under California law, arising out of MRG and Gibbons’s termination of certain contracts with the Company and their refusal to make various payments to the Company required by those contracts. The case is in its early stages, and neither MRG nor Gibbons has yet responded formally to the Company’s Complaint. The Company cannot presently predict the likelihood of success.

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
The Company is currently under audit in certain jurisdictions with regard to indirect tax matters. The Company establishes reserves for indirect tax matters when it determines that the likelihood of a loss is probable, and the loss is reasonably estimable. Accordingly, the Company has established a reserve for the potential settlement of issues related to sales and other indirect taxes in the amount of $13.2 million and $14.8 million as of June 30, 2020 and December 31, 2019, respectively. These amounts, which represent management’s best estimates of its potential liability, include potential interest and penalties of $1.5 million and $1.4 million as of June 30, 2020 and December 31, 2019, respectively.
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

2018 Stock Option and Incentive Plan
The 2018 Stock Option and Incentive Plan (2018 Plan) allows for the granting of ISOs, NSOs, stock appreciation rights, restricted stock, restricted stock units (RSUs), unrestricted stock awards, dividend equivalent rights and cash-based awards. The 2018 Plan replaces the 2010 Plan, but the 2010 Plan will continue to govern outstanding equity awards granted thereunder. The Company initially reserved 7,672,600 shares of Class A common stock for the issuance of awards under the 2018 Plan and 7,670,021 shares of Class A common stock were reserved as of June 30, 2020.
As of June 30, 2020, there were 14,413,578 options issued and outstanding under the 2004 Plan, 2010 Plan and 2018 Plan (collectively, the Plans) and 13,888,505 shares available for issuance under the 2018 Plan.
Stock options granted typically vest over a four-year period from the date of grant. Options awarded under the plan may be granted at an exercise price per share not less than the fair value at the date of grant and are exercisable up to ten years.
Stock option activity under the Plans is as follows:

	Outstanding options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance at December 31, 2019	15,684,021	$9.28	6.3	$170,847
Granted	2,262,666	8.53
Exercised	(2,041,747)	5.63		15,019
Cancelled	(1,491,362)	10.75
Balance at June 30, 2020	14,413,578	9.53	6.4	19,776

Vested and exercisable as of June 30, 2020	9,056,348	8.04	5.1	19,205
Vested and expected to vest as of June 30, 2020	14,004,215	9.47	6.3	19,729
Vested and exercisable as of December 31, 2019	9,913,182	7.14	5.1	129,341
Vested and expected to vest as of December 31, 2019	15,197,994	9.16	6.3	167,439
2018 Employee Stock Purchase Plan
As of June 30, 2020, a total of 2,318,083 shares of the Company's Class A common stock were authorized for issuance under the 2018 Employee Stock Purchase Plan (ESPP). On May 31, 2020, 98,476 shares were purchased under the ESPP and as of June 30, 2020, 1,948,313 shares of Class A common stock were available for future issuance under the ESPP.
Common Stock Subject to Repurchase
At June 30, 2020 and December 31, 2019, outstanding common stock included 0 and 18,665 shares, respectively, subject to repurchase related to stock options early exercised and unvested. The Company had a liability of zero and $0.2 million as of June 30, 2020 and December 31, 2019, respectively, related to early exercises of stock options. The liability is reclassified into stockholders’ equity as the awards vest.
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
The following assumptions presented as weighted averages were used to estimate the fair value of stock options granted to employees:

	Three Months Ended June 30,						Six Months Ended June 30,
	2020			2019			2020			2019
Expected dividend yield	—%			—%			—%			—%
Expected volatility	56.2%	-	56.8%	49.2%	-	49.4%	56.2%	-	64.6%	49.2%	-	49.7%
Risk-free interest rate	0.34%	-	0.45%	1.85%	-	1.95%	0.34%	-	0.67%	1.85%	-	2.58%
Expected term (years)	5.50	-	6.02	5.13	-	6.08	5.50	-	6.02 years	5.13 years	-	6.08 years

The weighted-average fair value of stock options granted was $4.44 and $8.02 for the three months ended June 30, 2020 and 2019, respectively, and $4.43 and $8.84 for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, the total unrecognized stock-based compensation related to unvested options outstanding was $32.1 million and $38.2 million, respectively, to be recognized over a weighted-average period of 2.65 years and 2.39 years, respectively.
Restricted Stock Units
Restricted stock unit activity for the periods indicated is presented as follows:

	Outstanding RSUs and RSAs	Weighted-average grant date fair value per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance at December 31, 2019	3,791,543	$20.44	1.8	$76,596
Awarded	2,421,120	9.08
Released	(474,195)	22.10
Cancelled	(1,435,723)	17.90
Balance at June 30, 2020	4,302,745	14.71	1.3	36,875
Vested and expected to vest as of June 30, 2020	3,718,790	14.55	1.2	31,870
Vested and expected to vest as of December 31, 2019	3,126,182	20.46	1.6	63,055
The Company recognized $4.1 million and $9.2 million of stock-based compensation expense related to RSUs during the three and six months ended June 30, 2020 and $3.7 million and $6.1 million during the three and six months ended June 30, 2019, respectively. Total unrecognized stock-based compensation related to RSUs outstanding was $48.8 million and $57.3 million as of June 30, 2020 and December 31, 2019, respectively, which is recognized over a weighted-average period of 2.58 years and 3.41 years, respectively.
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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(38,584)	$(14,794)	$(185,060)	$(24,747)
Weighted-average shares used in computing net loss per share, basic and diluted	88,410	81,369	87,174	80,049
Net loss per share, basic and diluted	$(0.44)	$(0.18)	$(2.12)	$(0.31)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect (in thousands):

	June 30,
	2020	2019
Options to purchase common stock	14,414	18,622
Shares related to convertible senior notes	11,909	—
Restricted stock and restricted stock units	4,288	2,784
Early exercised options	—	42
Total shares of potentially dilutive securities	30,611	21,448

As we expect to settle the principal amount of our convertible senior notes in cash, we use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. The conversion spread of 11.9 million shares will have a dilutive impact on diluted net income per share of common stock when the average market price of our common stock for a given period exceeds the conversion price of $12.60 per share.
14. Income Taxes

The Company recorded an income tax benefit of $1.0 thousand and expense of $0.1 million for the three and six months ended June 30, 2020, respectively, compared to an income tax benefit of $1.2 million and $1.1 million for the three and six months ended June 30, 2019, respectively. The change was attributable to changes in our year over year taxable earnings mix and the recognition of tax attributes in our non-U.S. subsidiaries.
The differences in the tax provision for the periods presented and the U.S. federal statutory rate is primarily due to foreign taxes in profitable jurisdictions and the recording of a full valuation allowance on our net deferred tax assets.
The Company applies the discrete method provided in ASC 740 to calculate its interim tax provision.
15. Geographic Information

The following table presents the Company's total net revenue by geography based on the currency of the underlying transaction (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$6,250	$58,687	$41,626	$118,471
International	2,144	22,071	15,854	43,613
Total net revenue	$8,394	$80,758	$57,480	$162,084

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
In the first quarter of 2020, an unprecedented global health pandemic referred to as COVID-19 drastically changed the landscape of the live events industry. The COVID-19 pandemic resulted in the worldwide cancellation or postponements of live events and adversely affected our paid ticket volume and results of operations in the three and six months ended June 30, 2020. Creators with published events in the second half of 2020 or in 2021 may postpone or cancel these events, and there is significant uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on our business. The full extent to which COVID-19 impacts our business, results of operations and financial condition cannot be predicted at this time, and the impact of COVID-19 may persist for an extended period of time or become more pronounced.
In April 2020, our Board of Directors approved a global workforce reduction (the RIF) impacting approximately 45% of our employees as part of an expense reduction plan related to the impact of the COVID-19 pandemic and its effect on the Company's reported paid ticket volume and net revenue. We substantially completed the RIF in the second quarter of 2020 and incurred approximately $9.5 million in costs related to the RIF during the three months ended June 30, 2020. We expect that, together with other cost-savings measures, this RIF will yield annualized operating expense savings of at least $100 million. With this RIF, we are repositioning our platform to focus on self-sign on and sales creators who use our platform with limited training, support or professional services. We intend to strategically grow our business by delivering a robust self-service platform experience and driving demand to our event creators.
In May 2020, we entered into a credit agreement (Credit Agreement) with FP EB Aggregator, L.P. (FP) and FP Credit Partners, L.P., as the administrative agent, which Credit Agreement was amended on June 15, 2020 to, among other things, appoint Wilmington Trust, National Association as administrative agent in place of FP Credit Partners, L.P. The Credit Agreement provides for initial term loans (Initial Term Loans) in the aggregate principal amount of $125.0 million. The full amount of the Initial Term Loans was funded in May 2020. In connection with the Credit Agreement, we also entered into a stock purchase agreement with FP and issued 2,599,174 shares of our Class A common stock for a purchase price of $0.01 per share. The fair value of these shares, which was $27.4 million as of the issuance date, is being accounted for as additional debt issuance costs, reducing the initial carrying amount of the debt, and will be amortized using the effective interest rate method over the contractual term of the Initial Term Loans.

In June 2020, we issued $150.0 million aggregate principal amount of 5.000% convertible senior notes due 2025 in a private offering, inclusive of the initial purchaser's exercise in full of their option to purchase additional notes (2025 Notes). The Company determined the carrying amount of the liability component of the 2025 Notes by estimating the fair value of similar liabilities that do not have associated convertible features and separated the principal amount of the 2025 Notes into a liability component and an equity component. The fair value of the equity component was recorded as a discount to the debt and is being amortized using the effective interest rate method over the contractual term of the 2025 Notes.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Paid Ticket Volume	4,691	26,538	26,928	53,564
Our paid ticket volume for events outside of the United States represented 39.6% and 36.4% of our total paid tickets in the three months ended June 30, 2020 and 2019, respectively, and 36.6% and 35.7% for the six months ended June 30, 2020 and 2019, respectively.

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
We calculate Adjusted EBITDA as net loss adjusted to exclude depreciation and amortization, stock-based compensation expense, interest expense, direct and indirect acquisition-related costs, employer taxes related to employee equity transactions, other income (expense), which consisted of interest income, foreign exchange rate gains and losses and income tax provision (benefit). Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP.
The following table presents our Adjusted EBITDA for the periods indicated and a reconciliation of our Adjusted EBITDA to the most comparable GAAP measure, net loss, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net loss	$(38,584)	$(14,794)	$(185,060)	$(24,747)
Add:
Depreciation and amortization	5,700	5,957	11,909	11,969
Stock-based compensation	9,611	8,706	20,433	16,833
Interest expense	3,625	1,033	3,637	2,125
Direct and indirect acquisition related costs (1)	—	130	—	803
Employer taxes related to employee equity transactions	215	524	695	711
Other (income) expense, net	(1,186)	(375)	8,099	(2,555)
Income tax provision (benefit)	(1)	(1,193)	64	(1,093)
Adjusted EBITDA	$(20,620)	$(12)	$(140,223)	$4,046

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
The following table presents our free cash flow and a reconciliation of our free cash flow to the most comparable GAAP measure, net cash provided by operating activities, for each of the periods indicated:

	Twelve Months Ended June 30,
	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$(155,388)	$15,379
Purchases of property and equipment and capitalized internal-use software development costs	(9,529)	(13,353)
Free cash flow	$(164,917)	$2,026

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
We generate revenues primarily from service fees and payment processing fees from the sale of paid tickets on our platform. We also generate revenues from fees for providing certain creators with account management services and customer support services. Our fee structure typically consists of a fixed fee and a percentage of the price of each ticket sold by a creator. Revenue is recognized when control of promised goods or services is transferred to the creator, which for service fees and payment processing fees is when the ticket is sold. For account management services and customer support, revenue is recognized over the period from the date of the sale of the ticket to the date of the event. Net revenue excludes sales taxes and value added taxes (VAT) and is presented net of estimated customer refunds, chargebacks and amortization of creator signing fees. During the three and six months ended June 30, 2020, our actual refunds of our fees and our estimates for future customer refunds were significantly higher than previous periods as a result of refund activity largely related to the COVID-19 pandemic.

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
Generally, we expect cost of net revenue to fluctuate as a percentage of net revenue in the near- to mid-term primarily as a result of both our geographical revenue mix and our total net revenue. Our payment processing costs for credit and debit card payments are generally lower outside of the United States due to a number of factors, including lower card network fees and lower cost alternative payment networks. Consequently, if we generate more revenue internationally than in the United States, we expect that our payment processing costs will decline as a percentage of revenue. As our total net revenue increases or decreases and our fixed costs are unaffected, our cost of net revenue as a percentage of net revenue will similarly fluctuate. Consequently, the effects of the COVID-19 pandemic and our increased refunds and revenue reserves for estimated future refunds in the three and six months ended June 30, 2020 resulted in a significant increase in our cost of net revenue as a percentage of net revenue.
Operating Expenses
Operating expenses consist of product development, sales, marketing and support and general and administrative expenses. Direct and indirect personnel costs, including stock-based compensation expense, are the most significant recurring component of operating expenses. We also include sublease income as a reduction of our operating expenses.
As our total net revenue increases or decreases and to the extent our operating expenses are not equally affected, our operating expenses as a percentage of net revenue will similarly fluctuate. The effect of the COVID-19 pandemic and its effect on our operating expenses, along with the related decrease in net revenue resulted in a significant increase in our operating expenses as a percentage of our net revenue in the three and six months ended June 30, 2020.
In April 2020, our Board of Directors approved a global RIF impacting approximately 45% of our employees as part of an expense reduction plan related to the impact of the COVID-19 pandemic and its effect on the Company's reported paid ticket volume and net revenue. With this reduction in workforce, we are repositioning our platform to focus on self-sign on and sales creators who use our platform with limited training, support or professional services. We recorded approximately $9.5 million in operating expenses in the three months ended June 30, 2020 related to this reduction in workforce, of which $7.5 million was related to severance costs and post-termination employee benefits and the remaining $2.0 million were costs related primarily to disposals of assets. We anticipate recognizing any remaining expenses related to the workforce reduction in the third and fourth quarters of 2020.
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
Sales, marketing and support. Sales, marketing and support expenses consist primarily of costs associated with our employees involved in selling and marketing our products, public relations and communication activities, marketing programs, travel and customer support costs associated with free events on our platform. For our sales teams, this also includes commissions. Sales, marketing and support expenses are driven by investments to grow and retain creators and attendees on our platform. Additionally, we classify certain creator-related expenses, such as refunds of the ticket price paid by us on behalf of a creator as sales, marketing and support expense. In April 2020, we reduced our sales, marketing and support personnel by 64%, consistent with our increased priority on delivering a self-service platform experience to our creators. The majority of the related headcount reduction costs were recorded in the three months ended June 30, 2020. As a result of the workforce reduction, we expect personnel-related sales, marketing and support expenses to decrease over the near-term.

During the six months ended June 30, 2020, as a result of the COVID-19 pandemic, we increased our chargebacks and refunds reserve by $58.4 million to account for estimated losses related to event cancellations and postponements, recorded within sales, marketing and support expense. Our reserves were increased by $76.5 million in the three months ended March 31, 2020 and reduced by $18.1 million in the three months ended June 30, 2020. This reduction of reserves as of June 30, 2020 versus March 31, 2020 is principally driven by the reduction in the advance payouts balance which was $354.0 million on March 11, 2020 when the program was temporarily suspended versus $253.3 million as of June 30, 2020. This reserve is an estimate and requires significant judgement. Due to the nature of the COVID-19 situation and the limited amount of currently available data, there is a high degree of uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our recorded reserves in the future to reflect our best estimates of future outcomes.

General and administrative. General and administrative expenses consist of personnel costs, including stock-based compensation, for finance, accounting, legal, risk, human resources and administrative personnel. It also includes professional fees for legal, accounting, finance, human resources and other corporate matters. Our general and administrative expenses also include accruals for sales tax and VAT, as well as impairment charges related to creator upfront payments, which increased in the three and six months ended June 30, 2020 as a result of the effects of the COVID-19 pandemic. Our general and administrative expenses have increased on an actual dollar basis over time. Over the long-term, we anticipate general and administrative expenses to decline as a percentage of net revenue as we expect to grow our net revenues and scale our business.
Interest Expense
Interest expense relates primarily to our outstanding debt, which historically has been related to acquisitions, either as part of consideration or to finance cash consideration. In September 2018, we entered into a senior secured credit facility with a syndicate of banks consisting of $75.0 million aggregate principal amount of term loans, which was fully repaid in September 2019. Interest expense during the three and six months ended June 30, 2019 is primarily related to the term loans.
During the three months ended June 30, 2020, we entered into the Credit Agreement with FP and borrowed $125.0 million in principal term loans. We also incurred approximately $40.6 million in issuance costs, inclusive of the fair value of 2,599,174 shares of Class A common stock that were sold to FP for $0.01 per share, that are being amortized to interest expense over the contractual term of the loan. Also during the three months ended June 30, 2020, we issued the 2025 Notes, which consisted of $150.0 million aggregate principal amount of 5.000% convertible senior notes due 2025. The 2025 Notes are recorded net of unamortized debt discount and issuance costs of $51.2 million, inclusive of the fair value of the equity component of the 2025 Notes. Our interest expense during the three and six months ended June 30, 2020 primarily includes amortization of debt discount and issuance costs and contractual interest expense related to the FP Credit Agreement and the 2025 Notes.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and foreign exchange rate remeasurement gains and losses recorded from consolidating our subsidiaries each period-end. The primary driver of our other income (expense), net is fluctuation in the value of the U.S. dollar against the local currencies of our foreign subsidiaries.
Income Tax Provision (benefit)
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
As discussed in the Overview above, in the first quarter of 2020, an unprecedented global health pandemic referred to as COVID-19 drastically changed the landscape of the live events industry. The COVID-19 pandemic and the self-imposed social distancing and government mandates to restrict gatherings of people have negatively impacted our results of operations for the three and six months ended June 30, 2020 compared to the same period in 2019. During the three and six months ended June 30, 2020, we experienced a significant decrease in our net revenues as a result of decreased paid ticket volume, increased refunds of our fees and increased estimated future refunds of our fees. We also recorded a significant increase in our reserves for estimated chargebacks and refunds related to advance payouts and higher impairment charges for creator signing fees and creator advances.

The following tables set forth our consolidated results of operations data and such data as a percentage of net revenue for the periods presented (in thousands):

Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$8,394	$80,758	$57,480	$162,084
Cost of net revenue	10,094	31,119	38,099	61,684
Gross profit (loss)	(1,700)	49,639	19,381	100,400
Operating expenses:
Product development	15,047	16,628	31,218	31,225
Sales, marketing and support	(3,073)	26,053	96,842	47,778
General and administrative	22,472	22,287	64,581	47,667
Total operating expenses	34,446	64,968	192,641	126,670
Loss from operations	(36,146)	(15,329)	(173,260)	(26,270)
Interest expense	(3,625)	(1,033)	(3,637)	(2,125)
Other income (expense), net	1,186	375	(8,099)	2,555
Loss before income taxes	(38,585)	(15,987)	(184,996)	(25,840)
Income tax provision (benefit)	(1)	(1,193)	64	(1,093)
Net loss	$(38,584)	$(14,794)	$(185,060)	$(24,747)

Consolidated Statements of Operations, as a percentage of net revenue	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of net revenue	120.3%	38.5%	66.3%	38.1%
Gross profit (loss)	(20.3)%	61.5%	33.7%	61.9%
Operating expenses:
Product development	179.3%	20.6%	54.3%	19.3%
Sales, marketing and support	(36.6)%	32.3%	168.5%	29.5%
General and administrative	267.7%	27.6%	112.4%	29.4%
Total operating expenses	410.4%	80.5%	335.2%	78.2%
Loss from operations	(430.7)%	(19.0)%	(301.5)%	(16.3)%
Interest expense	(43.2)%	(1.3)%	(6.3)%	(1.3)%
Other income (expense), net	14.1%	0.5%	(14.1)%	1.6%
Loss before income taxes	(459.8)%	(19.8)%	(321.9)%	(16.0)%
Income tax provision (benefit)	—%	(1.5)%	0.1%	(0.7)%
Net loss	(459.8)%	(18.3)%	(322.0)%	(15.3)%

Comparison of the Three Months Ended June 30, 2020 and 2019
Net revenue

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands except percentages)
Net revenue	$8,394	$80,758	$(72,364)	(89.6)%
The decrease in net revenue during the three months June 30, 2020 compared to the same period in 2019 was driven primarily by the effects of the COVID-19 pandemic, which was the primary driver of a decrease in our paid ticket volume of 82.3%, from 26.5 million paid tickets in the three months ended June 30, 2019 to 4.7 million paid tickets in the same period of 2020.
In the three months ended June 30, 2020, largely as a result of COVID-19 and its effect on our creators' events, we incurred actual refunds of our fees of $8.5 million and increased our estimated revenue reserves for future refunds by $3.5 million.
Reported net revenue per paid ticket was $1.79 in the three months ended June 30, 2020 compared to $3.04 in the same period of 2019. The decrease in net revenue per paid ticket in the three months ended June 30, 2020 was driven by the increases in actual refunds and estimated future refunds of our fees discussed above.
Cost of net revenue

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands except percentages)
Cost of net revenue	$10,094	$31,119	$(21,025)	(67.6)%
Percentage of total net revenue	120.3%	38.5%
Gross margin	(20.3)%	61.5%
The decrease in cost of net revenue during the three months June 30, 2020 compared to the same period in 2019 was primarily due to a decrease in payment processing costs of $19.4 million, largely driven by the reductions in our paid ticket volume resulting from the effects of the COVID-19 pandemic. Additionally, we incurred $1.1 million of costs related to the RIF primarily for severance and other post-termination benefits for affected employees.
Our reported negative gross margins for the three months ended June 30, 2020 was due to the RIF related costs as well as fixed costs that are recorded within cost of net revenue, such as website hosting fees and platform operations costs.
Operating expense
Product development

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands except percentages)
Product development	$15,047	$16,628	$(1,581)	(9.5)%
Percentage of total net revenue	179.3%	20.6%
The decrease in product development expense during the three months June 30, 2020 compared to the same period in 2019 was primarily due to personnel-related costs, which decreased by $2.3 million. The current quarter includes $1.8 million of expense related to RIF costs primarily due to severance costs and post-termination benefits for affected employees. Excluding the impact of RIF costs, product development expense during the three months ended June 30, 2020 was $13.2 million.
Sales, marketing and support

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands except percentages)
Sales, marketing and support	$(3,073)	$26,053	$(29,126)	(111.8)%
Percentage of total net revenue	(36.6)%	32.3%

The decrease in sales, marketing and support expenses during the three months June 30, 2020 compared to the same period in 2019 was primarily due to adjustments to our refunds and chargebacks reserve. Overall, organizer related expenses decreased by $22.1 million, including a reduction of our chargebacks and refunds reserves of $18.1 million, which are recorded in anticipation of future event cancellations and postponements. Additionally, personnel-related expenses decreased by $4.0 million. The current quarter includes $3.4 million of expense related to RIF costs primarily due to severance costs and post-termination benefits for affected employees. Direct and discretionary marketing costs decreased by $1.9 million in the three months ended June 30, 2020 compared to the same period in 2019.

General and administrative

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands except percentages)
General and administrative	$22,472	$22,287	$185	0.8%
Percentage of total net revenue	267.7%	27.6%
General and administrative expenses during the three months ended June 30, 2020 were relatively consistent compared to the same period in 2019. We recorded $1.9 million of expense during the three months ended June 30, 2020 related to the expected settlement of the federal shareholder class action lawsuit stemming from our IPO. Personnel-related expenses decreased by $2.6 million for the three months ended June 30, 2020 compared to the same period in 2019. The current quarter includes $0.8 million of expense related to RIF costs primarily due to severance costs and post-termination benefits related to affected employees. Excluding the impact of RIF costs, general and administrative expense during the three months ended June 30, 2020 was $21.7 million.
Interest expense

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands except percentages)
Interest expense	$(3,625)	$(1,033)	$2,592	250.9%
Percentage of total net revenue	(43.2)%	(1.3)%
The increase in interest expense during the three months ended June 30, 2020 compared to the same period of 2019 was the result of higher amounts of interest-bearing debt outstanding during the three months ended June 30, 2020 with higher effective interest rates. Interest expense for the three months ended June 30, 2020 is related to the amortization of discount and debt issuance costs and contractual interest for the FP Credit Agreement and the 2025 Notes, with total principal outstanding of $275.0 million and significant discounts and debt issuance costs recorded for the FP Credit Agreement and the 2025 Notes.
During the three months ended June 30, 2019, our outstanding debt consisted only of term loans totaling $75.0 million in principal.
Other income, net

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands except percentages)
Other income, net	$1,186	$375	$811	216.3%
Percentage of total net revenue	14.1%	0.5%
The increase in other income, net during the three months June 30, 2020 compared to the same period of 2019 was driven by foreign currency rate measurement fluctuations. We recognized higher foreign currency rate measurement gains during the three months ended June 30, 2020, as a result of the weakening of the U.S. dollar compared to the currencies with which we operate and process transactions.
Income tax benefit

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands except percentages)
Income tax benefit	$(1)	$(1,193)	$1,192	(99.9)%
Percentage of total net revenue	—%	(1.5)%

The provision for income taxes increased $1.2 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily attributable to changes in our year over year taxable earnings mix and the recognition of tax attributes in our non-U.S. subsidiaries.

Comparison of the Six Months Ended June 30, 2020 and 2019
Net revenue

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Net revenue	$57,480	$162,084	$(104,604)	(64.5)%
The decrease in net revenue during the six months ended June 30, 2020 compared to the same period 2019 was primarily driven by the effects of the COVID-19 pandemic, which was the primary driver of a decrease of 49.7% in our paid ticket volume, from 53.6 million paid tickets in the six months ended June 30, 2019 to 26.9 million paid tickets in the six months ended June 30, 2020.
In the six months ended June 30, 2020, largely as a result of COVID-19 and its effect on our creators' events, we incurred actual refunds of our fees of $16.1 million and increased our estimated revenue reserves for future refunds by $14.5 million.
Reported net revenue per paid ticket was $2.13 in the six months ended June 30, 2020 compared to $3.03 in the same period in 2019. The decrease in net revenue per paid ticket in the six months ended June 30, 2020 was driven by the increases in actual and estimated refunds of our fees discussed above.
Cost of net revenue

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Cost of net revenue	$38,099	$61,684	$(23,585)	(38.2)%
Percentage of total net revenue	66.3%	38.1%
Gross margin	33.7%	61.9%
The decrease in cost of net revenue during the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to a decrease in payment processing costs of $23.5 million, largely driven by the reductions in our paid ticket volume resulting from the effects of the COVID-19 pandemic.
Our gross margin decreased in the six months ended June 30, 2020 primarily due to the significant increase in our actual refunds and estimated future refunds of our fees discussed above under net revenue.
Operating expense
Product development

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Product development	$31,218	$31,225	$(7)	—%
Percentage of total net revenue	54.3%	19.3%
Our product development costs remained relatively consistent in the six months ended June 30, 2020 compared to the same period in 2019. This is primarily driven by a comparative reduction of personnel related costs in the current quarter of $2.3 million as a result of reduced headcount being offset by a comparative increase in personnel costs in the prior quarter of $1.3 million.
Sales, marketing and support

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Sales, marketing and support	$96,842	$47,778	$49,064	102.7%
Percentage of total net revenue	168.5%	29.5%

The increase in sales, marketing and support expenses of $49.1 million during the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to an increase in our chargebacks and refunds reserve of $58.4 million, which is largely attributable to the conditions and effects of the COVID-19 pandemic and our estimated losses from advance payouts. This increase was partially offset by decreased personnel-related costs of $3.2 million, despite $3.4 million expenses for the RIF, primarily related to severance and post-termination benefits for the affected employees. We also had decreased direct and discretionary marketing costs of $2.3 million and smaller decreases in event hosting costs and professional services costs during the six months ended June 30, 2020 compared to the same period in 2019.

General and administrative

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)
General and administrative	$64,581	$47,667	$16,914	35.5%
Percentage of total net revenue	112.4%	29.4%
The increase in general and administrative expenses during the six months ended June 30, 2020 compared to the same period in 2019 was driven by impairment charges and increased reserves of $19.9 million related to creator signing fees and creator advances, as a result of the effects of the COVID-19 pandemic. We also recorded $1.9 million of expense during the six months ended June 30, 2020 related to the expected settlement of the federal shareholder class action lawsuit stemming from our IPO. We incurred RIF related costs of $0.8 million related to severance and post-termination benefits related to affected employees, however, overall personnel-related costs decreased by $3.7 million in the six months ended June 30, 2020 compared to the same period of 2019.
Interest expense

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Interest expense	$(3,637)	$(2,125)	$1,512	71.2%
Percentage of total net revenue	(6.3)%	(1.3)%
The increase in interest expense during the six months ended June 30, 2020 compared to the same period of 2019 was the result of higher amounts of interest-bearing outstanding debt outstanding during the six months ended June 30, 2020 with higher effective interest rates. Interest expense for the three months ended June 30, 2020 is related to the amortization of discount and debt issuance costs and contractual interest for the FP Credit Agreement and the 2025 Notes, with total principal outstanding of $275.0 million and significant discounts and debt issuance costs recorded for both debt facilities.
During the six months ended June 30, 2019, our outstanding debt consisted only of term loans totaling $75.0 million in principal.
Other income (expense), net

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Other income (expense), net	$(8,099)	$2,555	$(10,654)	417.0%
Percentage of total net revenue	(14.1)%	1.6%
The decrease in other income (expense), net during the six months ended June 30, 2020 compared to the same period of 2019 was driven by foreign currency rate fluctuations. We recognized foreign currency rate remeasurement losses during the six months ended June 30, 2020 as a result of the strengthening of the U.S. dollar compared to the currencies with which we operate and process transactions. We recognized foreign currency rate remeasurement gains in the six months ended June 30, 2019 as a result of an overall weakening U.S. dollar compared to the currencies with which we operate and process transactions.

Income tax provision (benefit)

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Income tax provision (benefit)	$64	$(1,093)	$1,157	(105.9)%
Percentage of total net revenue	0.1%	(0.7)%
The provision for income taxes increased $1.2 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 and was primarily attributable to changes in our year over year taxable earnings mix and the recognition of tax attributes in our non-U.S. subsidiaries.
Liquidity and Capital Resources
As of June 30, 2020, we had cash and cash equivalents of $546.9 million. Our cash and cash equivalents includes bank deposits and money market funds held by financial institutions and is held for working capital purposes. Collectively, our cash and cash equivalents balances represent a mix of cash that belongs to us and cash that is due to creators. The amounts due to creators, which was $203.2 million as of June 30, 2020, are captioned on our consolidated balance sheets as accounts payable, creators. Although creator cash is legally unrestricted, the Company does not utilize creator cash for its own financing or investing activities as the amounts are payable to creators on a regular basis.
We make payments of our funds to creators to provide the creator with short-term liquidity in advance of ticket sales. These amounts are recovered by us as tickets are sold by the respective creator, and are typically expected to be recovered within 12 months of the payment date. Amounts expected to be recovered within 12 months of the balance sheet date are classified as creator advances, net, and any remaining amounts are classified as creator advances, noncurrent. We maintain an allowance for estimated creator advances that are not recoverable and present the creator advances balances net on our condensed consolidated balance sheets. Creator advances, net was $10.5 million and $22.3 million as of June 30, 2020 and December 31, 2019, respectively, and creator advances, noncurrent was $0.9 million and $0.9 million as of June 30, 2020 and December 31, 2019, respectively.
Until March 11, 2020, for qualified creators who applied to receive their funds in advance of their events, we passed proceeds from ticket sales to the creators prior to the events, subject to certain limitations. We refer to these payments as advance payouts. When we provide advance payouts, we assume significant risk that the event may be cancelled, postponed, fraudulent, materially not as described or removed from our platform due to its failure to comply with our terms of service or our merchant agreement, which could result in significant chargebacks, refund requests and/or disputes between attendees and creators. This risk has been significantly exacerbated by the unprecedented nature of the COVID-19 pandemic. The terms of our standard merchant agreement obligate creators to repay us for ticket sales advanced under such circumstances. However, we may not be able to recover our losses from these events, and COVID-19 has significantly increased the likelihood that we will not recover these losses. Such unrecoverable amounts could equal up to the value of the transaction or transactions settled to the creator prior to the event that has been postponed or cancelled or is otherwise disputed. This amount could be many multiples of the fees we collected from such transaction. In light of the COVID-19 pandemic, we temporarily suspended the advance payout program on March 11, 2020. As of March 11, 2020, our advance payouts balance was approximately $354.0 million. As of June 30, 2020, our advanced payout balance has decreased to approximately $253.3 million as a result of ticket refunds being processed with creator funds and events with advance payouts taking place. This trend has continued with our advance payout balance having decreased further to approximately $244.2 million as of August 4, 2020. We are exploring new ways to make advance payouts to qualified creators who meet strict guidelines and have started making advance payouts available to a small number of low risk creators on a trial basis.
As of June 30, 2020, our chargebacks and refunds reserve increased to $65.9 million from $2.7 million at December 31, 2019, an increase of $63.2 million. This increase was largely driven by the effects of the COVID-19 pandemic and related event cancellations and postponements and our estimated costs related to chargebacks and refunds, in part driven by our advance payouts program. Due to the nature of the COVID-19 situation and the limited amount of currently available data, there is a high degree of uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our recorded reserves in the future to reflect our best estimates of future outcomes, and we may pay in cash a portion of, all, or a greater amount than the $65.9 million provision recorded as of June 30, 2020.

As of June 30, 2020, our chargebacks and refunds reserve on the condensed balance sheets has decreased by $23.8 million compared to March 31, 2020. This reduction of reserves as of June 30, 2020 versus March 31, 2020 is principally driven by the reduction in the advance payouts balance which was $354.0 million on March 11, 2020 when the program was temporarily suspended versus $253.3 million as of June 30, 2020.
Since our inception, and prior to our IPO, we financed our operations and capital expenditures primarily through the issuance of unregistered redeemable convertible preferred stock and common stock, cash flows generated by operations and issuances of debt.
In May 2020, we entered into the Credit Agreement. The Credit Agreement provides for the Initial Term Loans in the aggregate principal amount of $125.0 million and the Delayed Draw Term Loans in an aggregate principal amount of up to the lesser of (x) $100.0 million or (y) if we incur certain convertible indebtedness pursuant to the terms of the Credit Agreement, $325.0 million less the sum of (i) the aggregate principal amount of the Initial Term Loans outstanding at such time and (ii) the aggregate principal amount of such convertible indebtedness outstanding at such time. The amount currently available under the Delayed Draw Term Loans is $50.0 million as a result of the issuance of $150.0 million in 2025 Notes, discussed in further detail below. The Delayed Draw Term Loans may only be accessed from December 31, 2020 until September 30, 2021, subject to certain conditions. The full amount of the Initial Term Loans was funded in May 2020. Borrowings under the Credit Agreement bear interest at a rate per annum equal to (i) 4.0% payable in cash and (ii) 8.5% payable in kind. The Term Loans mature on the fifth anniversary of the Initial Funding Date, and there are no amortization payments with respect to the Term Loans.
In June 2020, we completed a private offering of the 2025 Notes and received aggregate net proceeds of $144.3 million. after deducting the initial purchasers' discounts and commissions and debt issuance costs of $5.7 million. In connection with the offering of the 2025 Notes, we entered into capped call transactions with certain financial institutions (Capped Calls). We used $15.6 million of the net proceeds from the sale of the 2025 Notes to purchase the Capped Calls. We intend to use the remaining net proceeds from the sale of the 2025 Notes for general corporate purposes. See Note 9 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for additional information about the 2025 Notes and Capped Calls.
We believe that our existing cash, including proceeds from the Initial Term Loans and 2025 Notes, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may seek to raise additional funds at any time through debt, equity and equity-linked arrangements.
As of June 30, 2020, approximately 23.1% of our cash was held outside of the United States, which was held primarily on behalf of, and to be remitted to, creators and to fund our foreign operations. We do not expect to incur significant taxes related to these amounts.
Cash Flows
Our cash flow activities were as follows for the periods presented:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(126,715)	$57,331
Investing activities	(3,768)	(7,837)
Financing activities	256,636	12,068
Net increase in cash, cash equivalents and restricted cash	$126,153	$61,562

Comparison of Six Months Ended June 30, 2020 and 2019
Cash Flows from Operating Activities
The net cash used in operating activities of $126.7 million for the six months ended June 30, 2020 was due primarily to a net loss of $185.1 million with adjustments for our provision for chargebacks and refunds of $84.5 million, impairment charges of $8.2 million related to creator advances and creator signing fees, stock-based compensation expense of $20.4 million, an increase in the provision for bad debt and creator advances of $16.2 million, depreciation and amortization of $11.9 million, amortization of creator signing fees of $5.3 million, noncash operating lease expense of $3.9 million, loss on disposal of assets of $2.2 million and accretion of debt discounts and issuance costs of $2.7 million. Additionally, the changes in our operating assets and liabilities consisted of a decrease in accounts payable to creators of $104.6 million, cash paid for refunds and chargebacks of $21.3 million, a decrease in other accrued liabilities of $9.3 million, cash paid for creator signing fees of $3.9 million, cash paid for operating lease liabilities of $4.9 million and a decrease in accrued taxes of $4.6 million, partially offset by a decrease in funds receivable of $49.2 million, an increase in accounts payable, trade of $1.4 million and a decrease in prepaid expenses and other current assets of $2.0 million.
The net cash provided by operating activities of $57.3 million for the six months ended June 30, 2019 was due primarily to a net loss of $24.7 million with adjustments for stock-based compensation expense of $16.8 million, depreciation and amortization of $12.0 million, provisions for chargebacks and refunds of $10.0 million, amortization of creator signing fees of $4.9 million, noncash operating lease expense of $3.9 million, provisions for bad debt and creator advances of $2.4 million and impairment charges of $1.9 million related to creator signing fees and creator advances. Additionally, the changes in our operating assets and liabilities consisted of an increase in accounts payable to creators of $50.8 million, a decrease in funds receivable of $12.1 million and an increase in other accrued liabilities of $3.7 million, partially offset by cash paid for refunds and chargebacks of $9.6 million, cash paid for creator signing fees of $9.3 million, cash paid for creator advances of $8.5 million, cash paid for operating lease liabilities of $4.1 million and a decrease in accrued taxes of $4.9 million.
Cash Flows from Investing Activities
The net cash used in investing activities of $3.8 million for the six months ended June 30, 2020 consisted of capitalized internal-use software development costs of $2.5 million and cash paid for purchases of property and equipment of $1.2 million.
The net cash used in investing activities of $7.8 million for the six months ended June 30, 2019 consisted of capitalized software development costs of $4.3 million and purchases of property and equipment of $3.6 million.
Cash Flows from Financing Activities
The net cash provided by financing activities of $256.6 million during the six months ended June 30, 2020 was due primarily to proceeds from issuing the Initial Term Loans and 2025 Notes of $260.8 million, net of issuance costs and proceeds from the exercise of stock options of $11.5 million, partially offset by the purchase of the Capped Calls at $15.6 million in connection with the issuance of the 2025 Notes.
The net cash provided by financing activities of $12.1 million during the six months ended June 30, 2019 was due primarily to proceeds from the exercise of stock options of $23.0 million and proceeds from the issuance of common stock under our ESPP of $2.2 million, partially offset by principal payments on our debt obligations of $11.4 million.
Concentrations of Credit Risk
As of June 30, 2020 and December 31, 2019, there were no customers that represented 10% or more of our accounts receivable balance. There were no customers that individually exceeded 10% of our net revenue during the three months or six ended June 30, 2020 and 2019.

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
The following table summarizes our consolidated principal contractual cash obligations and rights as of June 30, 2020 (in thousands):

	Payments due by Period
	Total	Less than 1 year	Between 1-3 years	Between 3-5 years	More Than 5 Years
Term Loans-Due 2025	$221,581	$5,288	$12,029	$204,264	$—
Convertible Senior Note-Due 2025	190,958	7,208	15,000	15,000	153,750
Operating lease obligations	24,292	8,123	7,261	5,325	3,583
Sublease income	(3,362)	(3,362)	—	—	—
Future creator signing fees and creator advances	34,948	11,726	18,797	4,425	—
Total	$468,417	$28,983	$53,087	$229,014	$157,333

Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements and did not have any such arrangements during the year ended December 31, 2019 or the six months ended June 30, 2020.
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

COVID-19 Impacts
During the six months ended June 30, 2020, a global health pandemic referred to as COVID-19 arose and has disrupted several industries around the world, including the live events industry. The effect of and uncertainties surrounding the COVID-19 pandemic has caused the Company to make significant estimates in its condensed consolidated financial statements as of and for the three and six months ended June 30, 2020, specifically related to chargebacks and refunds due to cancelled or postponed events, which impacts net revenue, advance payouts, creator signing fees and creator advances. The COVID-19 pandemic resulted in the worldwide cancellation or postponements of live events and adversely affected the Company’s results of operations in the three and six months ended June 30, 2020. The COVID-19 pandemic is ongoing in nature and the Company will revise its estimates in future reporting periods to reflect management's best estimates of future outcomes. There is significant uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on the Company’s business. The full extent to which COVID-19 impacts the Company’s business, results of operations and financial condition cannot be predicted at this time, and the impact of COVID-19 may persist for an extended period of time or become more pronounced.
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
The effects of the COVID-19 pandemic and the decline in the market value of our common stock triggered an interim impairment review of our goodwill carrying amount, which we performed during the six months ended June 30, 2020. We adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. We performed our analysis by comparing the estimated fair value of the Company to our carrying amount, including goodwill. Our analysis indicated that our estimated fair value, using the market price of our common stock, exceeds our carrying amount and therefore goodwill was not impaired and no additional steps were necessary.

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
We evaluate the recoverability of our acquired intangible assets for potential impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to the fair value. The effects of the COVID-19 pandemic and its impact on the live events industry triggered a review of our acquired intangible assets (and other long-lived assets) for potential impairment. During the six months ended June 30, 2020, we performed a recoverability test, which indicated that the recoverable amount was in excess of the carrying amount and we concluded that our acquired intangible assets were not impaired.
Accounts Payable, Creators
Accounts payable, creators consists of unremitted ticket sale proceeds, net of Eventbrite service fees and applicable taxes. Amounts are remitted to creators within five business days subsequent to the completion of the related event. Creators may apply to receive these proceeds prior to completion of their events as creators often need these funds to pay for event-related costs. For qualified creators, we pass ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, we refer to these payments as advance payouts. When an advance payout is made, we reduce our cash and cash equivalents with a corresponding decrease to our accounts payable, creators. As a result of the COVID-19 pandemic and its effect of causing creators to cancel, postpone or reschedule events, we temporarily suspended our advance payouts program on March 11, 2020, at which time the total advance payouts to creators related to future event was approximately $354.0 million. As of June 30, 2020, the advance payouts outstanding had reduced to approximately $253.3 million, as a result of creators fulfilling their refund obligations with creator funds as well as events taking place. The Company is exploring new ways to make advance payouts to qualified creators who meet strict guidelines and has started making advance payouts available to a small number of low risk creators on a trial basis.
Chargebacks and Refunds Reserve
Under our standard terms of service for creators using EPP, we settle a creator’s share of the proceeds from ticket sales within five business days after the successful completion of the event. The terms of our standard merchant agreement obligate creators to reimburse attendees (or us, if we have processed the refund) who are entitled to refunds under the creator's refund policy and under our refund policy requirement for ticket sales proceeds remitted to creators via advance payouts. When we provide advance payouts, we assume risk that the event may be cancelled, fraudulent, materially not as described or removed from our platform due to its failure to comply with our terms of service or merchant agreement, resulting in significant chargebacks, refund requests and/or disputes between attendees and the creator, and risk that the creator will not be able to otherwise make the attendee whole. We may refund attendees if the creator is insolvent or has spent the proceeds of the ticket sales for event-related costs, among other circumstances. We may not be able to recover our losses from these events, and such unrecoverable amounts could equal the value of the transaction or transactions settled to the creator prior to the event that is disputed, plus any associated chargeback fees not assumed by the creator. We record estimates for refunds and chargebacks of our fees as contra-revenue. We record estimates for losses related to chargebacks and refunds of the face value of tickets as an operating expense classified within sales, marketing and support expense. Our chargebacks and refunds reserve was $65.9 million and $2.7 million as of June 30, 2020 and December 31, 2019, respectively. The increase in the reserve balance during the six months ended June 30, 2020 was the result of cancelled, rescheduled and postponed events largely relating to the COVID-19 pandemic. Prior to March 31, 2020, we included the chargebacks and refunds reserve in other accrued liabilities on the consolidated balance sheets, and we have reclassified the balance as of December 31, 2019 on the condensed consolidated balance sheets included in this Quarterly Report on Form 10-Q to be consistent with the presentation as of March 31, 2020. Due to the rapidly evolving COVID-19 situation and the limited amount of currently available data, there is a high degree of uncertainty around these reserves and uncertainties around future events. We may pay in cash a portion of, all, or a greater amount than the $65.9 million provision recorded as of June 30, 2020.

The developments related to the COVID-19 pandemic have resulted in a large volume of event cancellations and postponements driven by travel restrictions and global government recommendations and mandates to limit gatherings of people, and we expect to incur significant advance payout losses as a result of event cancellations and postponements. We have increased our chargebacks and refunds reserve on the condensed consolidated balance sheets by $63.2 million as of June 30, 2020 compared to December 31, 2019, of which $58.4 million relates to estimated losses from our advance payout program. Due to the nature of the COVID-19 situation and the limited amount of currently available data, there is a high degree of uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our recorded reserves in the future to reflect our best estimates of future outcomes.
As of June 30, 2020 our chargebacks and refunds reserve on the condensed balance sheets has decreased by $23.8 million compared to March 31, 2020. This reduction of reserves as of June 30, 2020 versus March 31, 2020 is principally driven by the reduction in the advance payouts balance which was $354.0 million on March 11, 2020 when the program was temporarily suspended versus $253.3 million as of June 30, 2020.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
As of June 30, 2020 we have outstanding Term Loans and Convertible Senior Notes which are both subject to fixed annual interest charges. We have therefore no financial or economic exposure associated with changes in interest rates. However, the fair value of these financial instruments may fluctuate when interest rates change or can be affected when the market price of our common stock fluctuates. We carry the Term Loans and Convertible Senior Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
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
Based on that evaluation, the principal executive officer and the principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required for disclosure in reports filed or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to Company management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On June 4, 2020, three plaintiffs, seeking to represent a proposed class of individuals who purchased tickets on or after June 3, 2016, filed suit against us in the United States District Court for the Northern District of California, in a case captioned Snow, et al. v. Eventbrite, Inc., Case No. 20-cv-03698 (the Class Action). Plaintiffs allege that we failed to provide an opportunity for purchasers of tickets to events sold through our platform to obtain a refund where the event is postponed, rescheduled, or canceled. Plaintiffs seek injunctive relief in addition to restitution and monetary damages under California’s Consumer Legal Remedies Act, False Advertising Law, and Unfair Competition Law, in addition to claims brought under California common law. We deny the allegations and intends to defend the case vigorously. The case is in its initial stage: We have not yet responded to the complaint, no motions have been made, and no rulings have been issued. We are unable to predict the likely outcome at this point.
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
On August 22, 2019, the federal court consolidated the two pending actions and appointed lead plaintiffs and lead counsel. The consolidated federal case is titled In re Eventbrite, Inc. Securities Litigation, 5:19-cv-02019-EJD (the Federal Action). On October 11, 2019, the lead plaintiffs in the Federal Action filed their amended consolidated complaint. The amended complaint generally alleges that we misrepresented and/or omitted material information in our IPO offering documents in violation of the Securities Act. The amended complaint also challenges public statements made after the IPO in violation of the Exchange Act. The amended complaint seeks unspecified monetary damages and other relief on behalf of investors who purchased our Class A common stock issued pursuant and/or traceable to the IPO offering documents, or between September 20, 2018 and May 1, 2019, inclusive. On December 11, 2019, defendants filed a motion to dismiss the amended complaint. On March 18, 2020, the court vacated the hearing on the defendants' motion to dismiss set for April 16, 2020. On April 28, 2020, the court granted defendants’ motion to dismiss in its entirety with leave to amend and set a deadline of June 24, 2020 for plaintiff to file its second amended consolidated complaint. On June 22, 2020, the Court extended lead plaintiff's deadline to file its second amended consolidated complaint to August 10, 2020.
On July 29, 2020, we entered into a settlement agreement with the lead plaintiff in the Federal Action. The “Settlement Class” is defined in the settlement agreement as “all persons and entities that purchased or otherwise acquired Eventbrite, Inc. securities: (a) pursuant or traceable to Eventbrite’s registration statement and prospectus (“Registration Statement”) issued in connection with the Company’s September 20, 2018 initial public offering (“IPO”); or (b) between September 20, 2018 and May 1, 2019, both dates inclusive (the “Class Period”), and were damaged thereby,” excluding defendants and certain of their affiliates. If members of the Settlement Class do not opt out and the settlement is approved, they will waive, release, discharge, and dismiss, and be forever barred and enjoined from asserting, instituting, maintaining, prosecuting, or enforcing, claims that, among other things, “arise out of or relate in any way to both (i) the purchase, sale, or holding of Eventbrite securities pursuant or traceable to Eventbrite’s registration statement and prospectus (“Registration Statement”) issued in connection with the Company’s September 20, 2018 initial public offering (“IPO”) or were otherwise purchased, sold, or held during the Class Period, and (ii) the allegations, transactions, acts, facts, events, circumstances, statements, or omissions that were or could have been alleged or asserted by Plaintiffs or any member of the Settlement Class in the [Federal] Action or in any other action in any court or forum which relate to the subject matter of [the Federal] Action.” At the time of this filing, lead plaintiff has not filed its motion for preliminary approval of the settlement and the court has not approved the settlement. We recorded $1.9 million of expense during the three months ended June 30, 2020 related to the expected settlement of the Federal Action.

On June 24, 2019, the state court consolidated two state actions pending at that time. The consolidated state case is titled In re Eventbrite, Inc. Securities Litigation, Lead Case No, 19-CIV-02798 (the State Action). On July 24, 2019, the two plaintiffs in the State Action filed a consolidated complaint. The consolidated complaint generally alleged that we misrepresented and/or omitted material information in our IPO offering documents, in violation of the Securities Act. The amended complaint sought unspecified monetary damages and other relief on behalf of investors who purchased our Class A common stock issued pursuant and/or traceable to the IPO offering documents. On August 23, 2019, defendants filed demurrers to the consolidated complaint. A third state-court action was filed on August 23, 2019. On September 11, 2019, that complaint was consolidated into the operative complaint filed on July 24, 2019, and the court ordered that the arguments in defendants’ pending demurrers would apply to that newly filed complaint. At the hearing on defendants’ demurrers on November 1, 2019, the court sustained the demurrer with leave to amend. On December 13, 2019, the court granted requests by two plaintiffs to voluntarily dismiss their claims without prejudice. The remaining plaintiff and two new named plaintiffs filed a first amended consolidated complaint (FAC) on February 10, 2020. Defendants' filed demurrers to the FAC on March 26, 2020. On June 10, 2020, the Court held a hearing on Defendants’ demurrers. At the hearing and in a subsequent order on June 23, 2020, the court sustained the demurrers with leave to amend for failure to state a claim but did not set a deadline for plaintiffs to file their second amended consolidated complaint (SAC) given certain outstanding discovery disputes between the parties. As of this filing, the court has not set a deadline for plaintiffs to file the SAC.
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
On June 18, 2020, we filed a Complaint in the United States District Court for the Northern District of California against M.R.G. Concerts Ltd. (MRG) and Matthew Gibbons (Gibbons), asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory judgment, unfair competition, and common counts under California law, arising out of MRG and Gibbons’s termination of certain contracts with us and their refusal to make various payments to us required by those contracts. The case is in its early stages, and neither MRG nor Gibbons has yet responded formally to our Complaint. We cannot presently predict the likelihood of success.
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

Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in our Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and other documents that we file with the U.S. Securities and Exchange Commission. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, results of operations, financial condition and prospects could be harmed. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result.

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
The global COVID-19 pandemic and the preventative and protective actions that governments, other third parties or we have taken or may in the future take in respect of COVID-19, including the shelter-in-place mandates, have resulted, and will continue to result, in a period of business disruption and reduced operations. Further, during the three months ended June 30, 2020, our net revenue decreased by 64.5% and our paid ticket volume decreased by 49.7% compared to the same period in 2019. There is significant uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on our business. We expect our net revenue trends to experience a meaningful deterioration from those achieved in fiscal 2019 and to experience a material adverse impact on our fiscal 2020 results. The extent to which COVID-19 impacts our business, result of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. The full extent to which COVID-19 impacts our business, results of operations and financial condition cannot be predicted at this time and the impact of COVID-19 may persist for an extended period of time or become more pronounced.

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
Historically, for qualified creators who applied for payments in advance of their events to fund event-related costs, we passed proceeds from ticket sales to the creators prior to the events as we received the ticket sales proceeds, subject to certain limitations. We refer to these payments as advance payouts. When we provide advance payouts, we assume significant risk that the event may be cancelled, postponed, fraudulent, materially not as described or removed from our platform due to its failure to comply with our terms of service or merchant agreement, resulting in significant chargebacks, refund requests and/or disputes between attendees and creators. This risk has been significantly exacerbated by the unprecedented nature of the COVID-19 pandemic. The terms of our standard merchant agreement obligate creators to repay us for ticket sales advanced under such circumstances. However, we may not be able to recover our losses from these events, and COVID-19 has significantly increased the likelihood that we will not recover these losses. Such unrecoverable amounts could equal up to the value of the transaction or transactions settled to the creator prior to the event that has been postponed or cancelled or is otherwise disputed. This amount could be many multiples of the fees we collected from such transaction.
In March 2020, in light of the COVID-19 pandemic, we temporarily stopped making advance payouts to creators, which has led to creator claims against us and has put us at a competitive disadvantage to other ticketing providers that continue to make advance payouts to event creators on their platforms. We are exploring new ways to make advance payouts to qualified creators who meet strict guidelines and have started making advance payouts available to a small number of low risk creators on a trial basis. Our potential advance payout exposure was approximately $253.3 million as of June 30, 2020. Since mid-March 2020, creators and the funds we hold on their behalf have covered more than 99% of the advanced payout refunds requested. As of June 30, 2020, we have recorded estimated chargebacks and refunds reserves of $65.9 million on the condensed consolidated balances sheets, but it is possible that that amount will not be sufficient. Due to the nature of the COVID-19 situation and the limited amount of currently available data, there is a high degree of uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our reserves in the future to reflect our best estimates of future outcomes.
We cannot predict the outcome of or estimate the possible recovery or range of recovery from these matters. The total write-off from all lost advance payouts and other chargebacks was $13.0 million and $6.1 million for the years ended December 31, 2019 and 2018, respectively. During the six months ended June 30, 2020, we increased our reserves for estimated chargebacks and refunds by $63.2 million, of which $58.4 million relates to our advance payouts program.
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
We have in the past, and may in the future, pay up front non-recoupable or recoupable signing fees to certain creators in order to incentivize them to organize certain events on our platform or obtain exclusive rights to ticket their events. These payments are common practice in certain segments of the ticketing industry and are typically made to a creator upon entering into a multi-year exclusive ticketing or service contract with us. In March 2020, in light of the COVID-19 pandemic, we substantially curtailed up front payments to creators entering into new or renewed ticketing arrangements with us. We are also renegotiating the up front payment portion of our contracts with some of our existing creators when such creators have missed contractual minimums to qualify for up front payments or when such creators have experienced material adverse changes. We are continuing to evaluate our position on up front payments, and we do not know when, or if, we will offer up front payments to new or renewing creators in the future. We believe this lack of up front payments will put us at a competitive disadvantage to ticketing solutions that offer cash incentives to newly acquired creators.
The multi-year exclusive arrangements that we entered into between 2014 and 2019 had an average term of 37 months and were typically for exclusive ticketing rights. A creator who receives a non-recoupable upfront payment, which we refer to as creator signing fees, keeps the entire signing upfront payment, so long as the creator complies with the terms of the creator’s contract with us, including performance of an event. If a creator does not comply with the terms of the contract or perform an event, generally the creator is obligated to repay the fees to us, although there is no guarantee that we will be able to collect such repayment. Creator signing fees, including noncurrent balances, were $16.8 million and $26.3 million as of June 30, 2020 and December 31, 2019, respectively, and, as of June 30, 2020, these payments are being amortized over a weighted-average remaining life of 3.2 years on a straight-line basis.
For recoupable fees, which we refer to as creator advances, we are entitled to recoup the entire advance by withholding all or a portion of the ticket sales sold by the creator to whom the advance was previously paid. Creator advances, including noncurrent balances, were $11.4 million and $23.2 million as of June 30, 2020 and December 31, 2019, respectively. We pay these advances based on the expectations of future ticket sales on our platform by such creators. We make the decision to make these payments based on our assessment of the past success of the creator, past event data, future events the creator is producing and other financial information. We include commercial and legal protections in our contracts that may include signing fees, such as issuing the advance only after the creator begins selling tickets on our platform and requiring a third-party to guarantee the obligations and liabilities of the creator receiving such a payment, to mitigate the financial risk of making these payments. However, event performance may vary greatly from year-to-year and from event to event. If our assumptions and expectations with respect to event performance prove wrong or if a counterparty defaults or an event is not successful or is cancelled, our return on these advances will not be realized and our business, results of operations and financial condition could be harmed.
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
We incurred net losses of $185.1 million and $24.7 million in the six months ended June 30, 2020 and 2019, respectively, and as of June 30, 2020, we had an accumulated deficit of $557.9 million. Our net revenues were $57.5 million and $162.1 million in the six months ended June 30, 2020 and 2019, respectively. Because of the impact of the COVID-19 pandemic, our revenue decreased significantly in the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019, and we expect that our revenue will decrease significantly in the near-term and for the year ending December 31, 2020. We do not know when our net revenue will return to its pre-COVID-19 levels, if ever.
As of June 30, 2020, our chargebacks and refunds reserve increased to $65.9 million from $2.7 million at December 31, 2019. The increase was driven by the effects of the COVID-19 pandemic and related event cancellations and postponements and our estimated costs related to chargebacks and refunds, driven primarily by our advance payouts program. Due to the rapidly evolving COVID-19 situation and the limited amount of currently available data, there is a high degree of uncertainty around these reserves and future events, and our actual losses could materially differ from these estimates. We may pay in cash a portion of, all, or a greater amount than the $65.9 million provision recorded as of June 30, 2020.
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
As of June 30, 2020, we had cash and cash equivalents of $546.9 million, of which $203.2 million was cash held on behalf of and due to our creators. The remaining cash and cash equivalents balance is available to us to fund our operating, investing and financing activities. In addition, due to the COVID-19 pandemic, which has drastically changed the landscape of the live events industry, we experienced a significant decrease in our net revenues as a result of decreased paid ticket volume and a significant increase in our operating expenses as a result of reserves recorded for our advanced payouts program and higher impairments of creator signing fees and creator advances. Our net revenues were $57.5 million and $162.1 million for the six months ended June 30, 2020 and 2019, respectively, and the net cash (used in) provided by operating activities was $(126.7) million and $57.3 million for the six months ended June 30, 2020 and 2019, respectively. There is significant uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on our business, and we could exhaust our available financial resources sooner than we expect.

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
If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock and Class B common stock. In connection with the credit agreement we entered into in May 2020, we entered into a stock purchase agreement, pursuant to which we issued and sold 2,599,174 shares of Class A common stock for a purchase price of $0.01 per share, resulting in dilution to our equity holders.
The credit agreement we entered into in May 2020 provides for initial term loans in the aggregate principal amount of $125.0 million and delayed draw term loans in an aggregate principal amount of up to $100.0 million, subject to certain adjustments, which delayed draw term loans may only be accessed from December 31, 2020 until September 30, 2021, subject to certain conditions. In addition, in June 2020, we issued $150.0 million aggregate principal amount of 5.000% convertible senior notes due 2025 (2025 Notes). The term loans, the 2025 Notes and any additional funding from debt financings may make it more difficult for us to operate our business because a portion of our cash generated from internal operations will be used to make principal and interest payments on the indebtedness and we are, or may be, obligated to abide by restrictive covenants contained in the debt financing agreements. See the risk factors below titled “Substantial levels of indebtedness could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness” and “The terms of our debt covenants limit our discretion in operating our business and any failure to comply with such covenants could result in the default of all of our debt.”
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
Substantial levels of indebtedness could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness.
In May 2020, we entered into a credit agreement that provides for initial term loans in the aggregate principal amount of $125.0 million and delayed draw term loans, which are currently available to us in an aggregate principal amount of $50.0 million. The delayed draw term loans may only be accessed from December 31, 2020 until September 30, 2021, subject to certain conditions. In addition, in June 2020, we issued $150.0 million aggregate principal amount of 5.000% convertible senior notes due 2025. Substantial levels of indebtedness would increase the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to long-term indebtedness include:
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

We may not have the ability to raise the funds necessary for cash settlement upon conversion of the 2025 Notes or to repurchase the 2025 Notes for cash following a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion of the 2025 Notes or to repurchase the 2025 Notes.
Subject to limited exceptions, holders of the 2025 Notes have the right to require us to repurchase their 2025 Notes upon the occurrence of a fundamental change (as defined in the indenture governing the 2025 Notes) at a cash repurchase price generally equal to the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the 2025 Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2025 Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2025 Notes surrendered therefor or pay the cash amounts, if any, due upon conversion. In addition, our ability to repurchase the 2025 Notes or to pay cash upon conversions of the 2025 Notes may be limited by applicable law, by regulatory authorities or by agreements governing our future indebtedness. Our failure to repurchase the 2025 Notes at a time when such repurchase is required by the indenture governing the 2025 Notes or settle future conversions of the 2025 Notes as required by the indenture would constitute a default under such indenture. A default under the indenture or the fundamental change itself may also lead to a default under agreements governing our existing or future indebtedness, which may result in such existing or future indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under such existing or future indebtedness and repurchase the 2025 Notes or make cash payments due, if any, upon conversions thereof.

The accounting method for convertible debt securities that may be settled in cash, such as the 2025 Notes, could have a material effect on our reported financial results.

Under Financial Accounting Standards Board Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20), an entity must separately account for the liability and equity components of convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion option of the 2025 Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the debt component of the 2025 Notes, which reduces their initial debt carrying value reflected as a liability on our balance sheets. The carrying value of the debt component of the 2025 Notes, net of the discount recorded, will be accreted up to the principal amount of the 2025 Notes from the issuance date until maturity, which will result in non-cash charges to interest expense in our consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470‑20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the trading price of the 2025 Notes.
In addition, under certain circumstances, convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the 2025 Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the 2025 Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of Class A common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. For example, in July 2019, the Financial Accounting Standards Board published an exposure draft proposing to amend these accounting standards to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method. Under that method, if it is adopted, diluted earnings per share would generally be calculated assuming that all the 2025 Notes were converted solely into shares of Class A common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share. Therefore, if we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the 2025 Notes, then our diluted earnings per share would be adversely affected in periods when we report net income.

The capped call transactions may affect the value of the 2025 Notes and our Class A common stock.

In connection with the offering of the 2025 Notes, we entered into capped call transactions (Capped Calls) with certain financial institutions (Option Counterparties). The Capped Calls are expected generally to reduce potential dilution to our Class A common stock upon any conversion of the 2025 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2025 Notes, as the case may be, with such reduction and/or offset subject to a cap.
We have been advised that in connection with establishing their initial hedges of the Capped Calls, the Option Counterparties or their respective affiliates entered into various derivative transactions with respect to our Class A common stock and/or purchased shares of our Class A common stock concurrently with or shortly after the offering of the 2025 Notes.
In addition, we have been advised that the Option Counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions at any time prior to the maturity of the 2025 Notes (and are likely to do so during any observation period related to a conversion of 2025 Notes). This activity could cause or avoid an increase or a decrease in the market price of our Class A common stock.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the 2025 Notes or our Class A common stock. In addition, we do not make any representation that the Option Counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

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

The COVID-19 pandemic and its impact on the events industry and global economy has and will make it extremely difficult for us to forecast the level or source of our revenue accurately. In March 2020, we withdrew our first quarter and full year 2020 financial guidance. We do not know if and when we will be able to reliably provide quarterly or full year financial guidance. Further, our April 2020 decision to refocus our strategy on acquiring and retaining self-service creators, rather than creators who require significant event success and customer support, will make period-to-period comparisons of our results of operations less meaningful.
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
We also rely on affiliate and third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in our systems and infrastructures, our businesses, our affiliates’ and/or third-party systems we use, or deterioration in the performance of these systems and infrastructures, could impair our ability to provide services, fulfill orders and/or process transactions. We have experienced, and may in the future experience, occasional system interruptions caused by outages by our partners that made, or may make, some or all systems or data unavailable or prevented, or may prevent, us from efficiently providing services or fulfilling orders. For example, in March 2020, most of our website experienced a 35 minute outage because of a hardware failure at one of our infrastructure partners, and in October 2019, our homepage experienced an outage for approximately 6.4 hours. Neither of these events had a material impact on the Company, but such events may reduce consumer trust in our platform.
We outsource our cloud infrastructure to Amazon Web Services (AWS), which hosts our platform, and therefore we are vulnerable to service interruptions at AWS, which could impact the ability of creators and attendees to access our platform at any time, without interruption or degradation of performance. Our customer agreement with AWS will remain in effect until July 31, 2025. In the event that our AWS service agreements are terminated, or there is a lapse of service, interruption of Internet service provider connectivity or damage to such facilities, we could experience interruptions in access to our platform as well as delays and additional expense in arranging new facilities and services. For example, we previously experienced interruptions in performance of our platform because of a hardware error that AWS experienced. We may also incur significant costs for using an alternative cloud infrastructure provider or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use.
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
As a result of our March 2020 decision to temporarily suspend our advance payout program, we may face legal claims from such creators, which may harm our business, results of operations and financial condition. Further, as a result of our April 2020 decision to refocus our strategy on acquiring and retaining creators who use our platform without training, support or professional services, we may face legal claims from creators for whom we are no longer providing certain services, which may harm our business, results of operations and financial condition. We have also been named as a defendant in an employment lawsuit, and we may experience an increase in employment claims against us as a result of our April 2020 global workforce reduction, which may harm our business, results of operations and financial condition. In addition, class action lawsuits have been filed against other players in the live events space, including StubHub and Live Nation, over their refund policies in response to events cancelled due to COVID-19. A similar lawsuit was recently filed against us, and it is possible that we will become subject to other similar claims, which may harm our business, results of operations and financial condition. Such actions, and other actions we may have taken or may take in the future in response to the COVID-19 pandemic and its impact on our business, may open us up to additional legal claims or additional liability, which may harm our business, results of operations and financial condition.

Unfavorable outcomes in legal proceedings may harm our business and results of operations.
Our business and results of operations may be affected by the outcome of pending and future litigation, claims, investigations, legal and administrative cases and proceedings, whether civil or criminal, or lawsuits by governmental agencies or private parties. For example, in April 2019, purported stockholders of our company filed putative securities class actions in state and federal court in California against Eventbrite, certain of our executives and directors, our underwriters for our initial public offering (IPO), and/or certain of our venture capital investors, on behalf of a putative class of persons who purchased or acquired Eventbrite securities traceable to our IPO and/or who purchased or acquired Eventbrite securities after the IPO. These actions allege violations of the Securities Act and the Exchange Act based on alleged material misrepresentations and/or omissions in our IPO offering documents and subsequent statements. The actions seek unspecified monetary damages and other relief. Regardless of whether or not there is merit to the claims underlying these class actions, any similar future litigation, or any other legal proceedings to which we are subject, and regardless of whether or not we are found as a result of such proceedings to have violated any applicable laws, such proceedings can be expensive to defend or respond to, and could result in substantial costs and diversion of management's attention and resources, which could harm our business, and potentially could cause substantial and irreparable harm to our public reputation. Moreover, if the results or settlement of these legal proceedings are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have an adverse effect on our business, results of operations, financial condition and reputation. Further, our liability insurance coverage may not be sufficient to satisfy, or may not cover, any expenses or liabilities that may arise. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, results of operations and financial condition.
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
Some of our current and potential competitors have significantly more financial, technical, marketing and other resources, are able to devote greater resources to the development, promotion, sale and support of their services, have more extensive customer bases and broader customer relationships, have longer operating histories and greater name recognition than we do. For example, in certain segments of the event market, event creators are accustomed to upfront payments and advance payouts to incentivize them to join an event platform and to balance their cash flow needs. In March 2020, in light of the COVID-19 pandemic, we stopped offering upfront payments to creators entering into new or renewed ticketing arrangements with us, and we temporarily stopped making advance payouts to creators. We are exploring new ways to make advance payouts to qualified creators who meet strict guidelines and have started making advance payouts available to a small number of low risk creators on a trial basis. We do not know when, or if, we will offer these incentives to new or renewing creators, and we believe this will put us at a competitive disadvantage to ticketing solutions that offer these incentives to their creators.
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
We receive, transmit and store a large volume of personal data and other user data. Numerous federal, state and international laws address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of personal data and other user data. In the United States, numerous states already have, and are looking to expand, data protection legislation requiring companies like ours to consider solutions to meet differing needs and expectations of creators and attendees. For example, California enacted the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020. The CCPA establishes a new privacy framework for covered businesses such as ours, and may require us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides new and enhanced data privacy rights to California residents, such as affording consumers the right to opt out of certain sales of personal information and prohibits covered businesses from discriminating against consumers (e.g., charging more for services) for exercising any of their CCPA rights. The CCPA provides for potentially severe statutory penalties, and a private right of action for data breaches resulting from a failure to implement reasonable security procedures and practices. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Moreover, the state of Nevada enacted a law that went into force on October 1, 2019 and requires companies to honor consumers’ requests to no longer sell their data. Violators may be subject to injunctions and civil penalties.

Outside the United States, personal data and other user data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of information that is collected, processed and transmitted in or from the governing jurisdiction. Foreign data protection, privacy, information security, user protection and other laws and regulations are often more restrictive than those in the United States. In particular, the European Union and the European Economic Area (EEA) and their member states traditionally have taken broader views as to types of data that are subject to privacy and data protection laws and regulations, and have imposed greater legal obligations on companies in this regard. For example, the European Union General Data Protection Regulation (GDPR) became effective May 25, 2018. The GDPR applies to any company established in the EEA as well as to those outside the EEA if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of annual worldwide revenue, whichever is higher. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. For example, the Brazilian General Data Protection Law will impose requirements similar to GDPR on products and services offered to users in Brazil, effective in August 2020. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services, require significant changes to our operations or even prevent us from offering certain services in jurisdictions in which we operate.
Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. For example, on July 16, 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-US Privacy Shield Framework (Privacy Shield) under which personal data could be transferred from the EEA to United States entities which had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. These recent developments will require us to review and amend the legal mechanisms by which we transfer personal data from the EEA to the United States. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
In addition, the EU Commission has proposed a new ePrivacy Regulation that would address various matters, including provisions specifically aimed at the use of cookies to identify an individual’s online behavior, and any such ePrivacy Regulation may provide for new compliance obligations and significant penalties. Any of these changes to European data protection law or its interpretation could disrupt and harm our business.
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

In 2019 and 2018, we derived 27.5% and 27.4%, respectively, of our net revenue from outside of the United States. During the six months ended June 30, 2020 and 2019, we derived 27.6% and 35.7%, respectively, of our net revenue from outside of the United States. In response to the COVID-19 pandemic, we implemented a restructuring plan, which included the reduction of offices outside of the United States. We currently have six offices outside the United States, including offices in the United Kingdom, Ireland, Spain, Australia, and Argentina. We have concentrated engineering and business development teams in Argentina and Spain. Our international operations and results are subject to a number of risks, including:
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
A significant number of our employees, including engineers, are located in Argentina, and therefore, a portion of our operating expenses are denominated in Argentine pesos. As of July 28, 2020, we had a total of 155 employees located in Argentina, of which 110 are engineers. If the Argentine peso strengthens against the U.S. dollar, it could have a negative impact on our results of operations as it would increase our operating expenses. Our business activities in Argentina also subject us to risks associated with changes in and interpretations of Argentine law, including laws related to employment, the protection and ownership of intellectual property and U.S. ownership of Argentine operations. Furthermore, if we had to scale down or close our Argentine operations, there would be significant time and cost required to relocate those operations elsewhere, which could have an adverse impact on our overall cost structure.
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

Doing business in Argentina poses additional challenges, such as finding and retaining qualified employees, particularly management-level employees, navigating local bureaucracy and infrastructure-related issues and identifying and retaining qualified service providers, among other risks. Specifically, the operating environment in Argentina continues to be a challenging business environment, including the continuing significant devaluation of Argentina's currency, high inflation and economic recession. Argentina's fragile economic environment is currently challenged by the COVID-19 pandemic. The long-term effects to the Argentine economy of the on-going COVID-19 pandemic are difficult to assess or predict, and may include risks to citizens’ health and safety, as well as reduced economic activity. From March through June 2020, the Argentine government introduced several measures designed to address the COVID-19 pandemic, which so far have resulted in a significant slowdown in economic activity that will adversely affect economic growth in 2020 and possibly 2021 and cannot be currently quantified. Furthermore, despite recent enactments of local anti-corruption and anti-bribery legislation in a number of developing markets such as Argentina, it may still be more common than in the United States for others to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act or similar local anti-bribery laws. For example, the Argentine Government announced a large-scale corruption investigation in Argentina in August 2018. The investigation relates to payments over the past decade to government officials from businesses who had been awarded large government contracts. Depending on the results of such investigations and the time it takes to conclude them, they could affect the investment levels in infrastructure in Argentina, as well as the continuation, development and completion of public works, which could ultimately lead to lower growth in the Argentine economy. In turn, the decrease in investors’ confidence, among other factors, could have a significant adverse impact on the development of the Argentine economy, which could harm our business, results of operations and financial condition. Our commitment to legal compliance could put us at a competitive disadvantage, and any lapses in our compliance could subject us to civil and criminal penalties that could harm our business, results of operations and financial condition.
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
Economic and trade sanctions programs that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) prohibit or restrict transactions and dealings involving specified countries, their governments, and certain individuals and entities, including those that are specially designated sanctions targets, majority-owned by the same, narcotics traffickers and terrorists or terrorist organizations (collectively, Sanctions). As federal, state and foreign legislative regulatory scrutiny and enforcement actions in these areas increase, we expect our compliance costs to increase, perhaps substantially. Failure to comply with any of these requirements could result in the limitation, suspension or termination of our platform, imposition of significant civil and criminal penalties, including fines, and/or the seizure and/or forfeiture of our assets. Although we maintain policies and procedures reasonably designed to ensure compliance with these Sanctions, certain technical and other challenges, including the absence or reliability of identifying information regarding certain users, may from time to time prevent us from achieving full compliance.
We endeavor to conduct our business in compliance with applicable laws and regulations, and maintain policies and procedures reasonably designed to ensure compliance with Sanctions. The development, implementation and maintenance of protective policies and procedures may be time-consuming or result in the delay or loss of sales opportunities or impose other costs. Further, we cannot guarantee that these measures will be fully effective in ensuring compliance. Violations of Sanctions may expose us to negative legal consequences, including the imposition of civil penalties of over $300,000 per violation for most sanctions programs, or twice the value of the underlying transaction, or criminal penalties of up to $1,000,000 per violation (and/or possible imprisonment for individual actors). Reputational harm and government investigations may also result.

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
We face sales and use tax and value-added tax audits in certain states and international jurisdictions and it is possible that we could face additional sales and use tax and value-added tax audits in the future in additional jurisdictions and that our liability for these taxes could exceed our reserves as state or international tax authorities could assert that we are obligated to collect additional amounts as taxes from creators and remit those taxes to those authorities. We could also be subject to audits and assessments with respect to states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales or other taxes could result in substantial tax liabilities for past sales, discourage creators from using our platform or otherwise harm our business and results of operations. Although we have reserved for potential payments of possible past tax liabilities in our financial statements as disclosed in Note 14 of the Notes to Unaudited Interim Condensed Consolidated Financial Statements, if these liabilities exceed such reserves, our financial condition will be harmed.
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
On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), aimed at helping American workers and businesses impacted by the COVID-19 pandemic. The CARES Act, among other things, temporarily removes the current-law taxable income limitation established under the Tax Cuts and Jobs Act of 2017, and permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years. The NOL provisions of the CARES Act is not expected to result in a cash benefit to the Company nor did it impact our NOL balance upon enactment.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of June 30, 2020, our directors, executive officers and stockholders holding more than 5% of our outstanding shares, and their affiliates, beneficially owned in the aggregate 83.7% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until September 20, 2028, the date that is the ten-year anniversary of the closing of our IPO. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. As of July 15, 2020 we had 67,466,394 shares of Class A common stock outstanding and 23,383,917 shares of Class B common stock outstanding.
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
In connection with the execution of the credit agreement we entered into in May 2020, we entered into a stock purchase agreement, pursuant to which we issued and sold 2,599,174 shares of Class A common stock for a purchase price of $0.01 per share, resulting in dilution to our equity holders. In addition, we granted the purchaser of these shares certain registration rights and registered the resale of the shares. We may also raise capital through additional equity or equity-linked financings. For example, in June 2020, we issued the 2025 Notes, and the conversion of some or all of the 2025 Notes may dilute the ownership interests of existing stockholders to the extent we deliver shares upon any conversion of the 2025 Notes. Any sales in the public market of our Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our Class A common stock. In addition, the existence of the 2025 Notes may encourage short selling by market participants because the conversion of the 2025 Notes could be used to satisfy short positions. The anticipated conversion of the 2025 Notes into shares of our Class A common stock could also depress the price of our Class A common stock. We also expect to grant equity awards to employees, directors and consultants under our stock incentive plans. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of the NYSE and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. Additionally, as we are no longer an emerging growth company, we need to comply with additional disclosure and reporting requirements, including accelerated filing deadlines and an attestation report on internal control over financial reporting as of each fiscal year-end issued by our independent registered public accounting firm. We are also required to include additional information regarding executive compensation in our annual proxy statement and at our 2020 annual meeting of stockholders we held a nonbinding advisory vote on the frequency of the nonbinding advisory vote on executive compensation at our annual meetings of stockholders. Based on the voting results at the 2020 annual meeting of stockholders, we determined to hold a stockholder advisory vote on named executive officer compensation every year until the next required vote on the frequency of advisory votes on named executive officer compensation
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition. The exclusive forum provision does not apply to claims under the Securities Act or the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

Class A Common Stock

In May 2020, in connection with the Credit Agreement, we entered into a Stock Purchase Agreement (the Stock Purchase Agreement) with FP EB Aggregator, L.P. (FP). Pursuant to the terms and conditions of the Stock Purchase Agreement, in connection with the funding of the Initial Term Loans on May 19, 2020, we issued and sold 2,599,174 shares of Class A common stock to FP for a purchase price of $0.01 per share. The offer and sale of the shares were made in reliance on an exemption from registration under the Securities Act, pursuant to Section 4(a)(2) thereof, in transactions not involving any public offering.

5.000% Convertible Senior Notes due 2025.
In June 2020, we issued $150 million in aggregate principal amount of 5.000% Convertible Senior Notes due 2025 (the 2025 Notes). In connection with the offering of the 2025 Notes, we entered into capped call transactions with certain financial institutions (Capped Calls). The Capped Calls have an initial strike price of approximately $12.60 per share, which corresponds to the initial conversion price of the 2025 Notes. The Capped Calls cover, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2025 Notes, the number of shares of Class A common stock initially underlying the 2025 Notes. The Capped Calls are expected generally to reduce potential dilution to our Class A common stock upon any conversion of the 2025 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2025 Notes, as the case may be, with such reduction and/or offset subject to a cap, initially equal to $17.1520, and is subject to certain adjustments under the terms of the Capped Call transactions. See Note 9 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for additional information about the 2025 Notes and Capped Calls.
The offer and sale of the 2025 Notes to the initial purchasers were made in reliance on an exemption from registration under the Securities Act, pursuant to Section 4(a)(2) thereof, in transactions not involving any public offering. The 2025 Notes were resold by the initial purchasers to persons whom the initial purchasers reasonably believe are “qualified institutional buyers,” as defined in, and in accordance with, Rule 144A under the Securities Act. Any shares of our Class A common stock that may be issued upon conversion of the 2025 Notes will be issued in reliance upon Section 3(a)(9) of the Securities Act as involving an exchange by us exclusively with our security holders. Initially, a maximum of 13,992,525 shares of our Class A common stock may be issued upon conversion of the 2025 Notes, based on the initial maximum conversion rate of 93.2835 shares of Class A common stock per $1,000 principal amount of 2025 Notes, which is subject to customary anti-dilution adjustment provisions.
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

Item 6. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Index

	Description of Exhibits	Incorporated by Reference
Exhibit Number		Form	Exhibit Number	Date Filed

3.2	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	August 28, 2018
3.4	Amended and Restated Bylaws.	S-1/A	3.4	August 28, 2018
4.1	Form of Class A Common Stock Certificate.	S-1/A	4.1	September 7, 2018
4.2	Indenture, dated as of June 15, 2020, between Registrant and Wilmington Trust, National Association, as Trustee	8-K	4.1	June 15, 2020
4.3	Form of Note, representing the 5.000% Convertible Senior Notes due 2025 (included as Exhibit A to Exhibit 4.2)	8-K	4.2	June 15, 2020
10.1	Strategic Advisory agreement between the registrant and Randy Befumo, as amended			Filed herewith
10.2	Advisory Agreement between the registrant and Patrick Poels, as amended			Filed herewith
10.3	Credit Agreement, dated May 9, 2020, by and among Registrant, FP EB Aggregator, L.P. and FP Credit Partners, L.P., as administrative agent	8-K	10.1	May 12, 2020
10.4	Successor Agent Agreement, First Amendment to Credit Agreement and Omnibus Amendment to Loan Documents, dated June 15, 2020, by and among Wilmington Trust, National Association, FP Credit Partners, L.P. and Registrant	S-1	10.21	June 18, 2020
10.5	Stock Purchase Agreement, dated May 9, 2020, by and between Registrant and FP EB Aggregator, L.P.	8-K	10.2	May 12, 2020
10.6	Nomination Agreement, dated May 19, 2020, by and among Registrant, FP EB Aggregator, L.P. and Francisco Partners	8-K	10.1	May 20, 2020
10.7	Registration Rights Agreement, dated May 19, 2020, by and between Registrant and FP EB Aggregator, L.P.	8-K	10.2	May 20, 2020
10.8	Form of Capped Call Confirmation	8-K	10.1	June 15, 2020
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)			Filed herewith

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

Eventbrite, Inc.

August 7, 2020	By:	/s/ Julia Hartz
Julia Hartz
Chief Executive Officer
(Principal Executive Officer)

August 7, 2020	By:	/s/ Charles Baker
Charles Baker
Chief Financial Officer
(Principal Financial Officer)

August 7, 2020	By:	/s/ Shane Crehan
Shane Crehan
Chief Accounting Officer
(Principal Accounting Officer)