Form 10-Q
period 2020-09-30
Eventbrite, Inc.
filed 2020-11-05
CIK 1475115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 15, 2020, 68,281,695 shares of Registrant's Class A common stock and 23,364,129 shares of Registrant's Class B common stock were outstanding.

EVENTBRITE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED
SEPTEMBER 30, 2020

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

PART 1. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

EVENTBRITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$543,296	$420,712
Funds receivable	9,616	54,896
Accounts receivable, net	736	2,932
Creator signing fees, net	5,105	9,597
Creator advances, net	8,456	22,282
Prepaid expenses and other current assets	11,957	14,157
Total current assets	579,166	524,576
Restricted cash	2,632	2,228
Creator signing fees, noncurrent	8,669	16,710
Creator advances, noncurrent	886	922
Property, plant and equipment, net	13,536	19,735
Operating lease right-of-use assets	18,076	22,160
Goodwill	170,560	170,560
Acquired intangible assets, net	41,332	49,158
Other assets	9,969	1,966
Total assets	$844,826	$808,015
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, creators	$217,762	$307,871
Accounts payable, trade	1,414	1,870
Chargebacks and refunds reserve	49,588	2,699
Accrued compensation and benefits	5,961	6,347
Accrued taxes	2,199	5,409
Operating lease liabilities	6,245	9,115
Other accrued liabilities	10,300	16,997
Total current liabilities	293,469	350,308
Accrued taxes, noncurrent	14,439	15,173
Operating lease liabilities, noncurrent	13,667	16,162
Long-term debt	201,531	—
Other liabilities	103	557
Total liabilities	523,209	382,200
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized; 91,618,627 shares issued and outstanding as of September 30, 2020; 85,718,860 shares issued and outstanding as of December 31, 2019	1	1
Additional paid-in capital	898,929	798,640
Accumulated deficit	(577,313)	(372,826)
Total stockholders’ equity	321,617	425,815
Total liabilities and stockholders’ equity	$844,826	$808,015
(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$21,868	$82,052	$79,348	$244,136
Cost of net revenue	11,231	33,389	49,330	95,073
Gross profit	10,637	48,663	30,018	149,063
Operating expenses
Product development	11,540	16,211	42,758	47,436
Sales, marketing and support	(5,011)	28,764	91,831	76,542
General and administrative	15,845	27,390	80,426	75,057
Total operating expenses	22,374	72,365	215,015	199,035
Loss from operations	(11,737)	(23,702)	(184,997)	(49,972)
Interest expense	(10,284)	(853)	(13,921)	(2,978)
Loss on debt extinguishment	—	(1,742)	—	(1,742)
Other income (expense), net	2,837	(3,700)	(5,262)	(1,145)
Loss before income taxes	(19,184)	(29,997)	(204,180)	(55,837)
Income tax provision (benefit)	243	147	307	(946)
Net loss	$(19,427)	$(30,144)	$(204,487)	$(54,891)
Net loss per share, basic and diluted	$(0.21)	$(0.36)	$(2.31)	$(0.68)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	90,973	83,063	88,441	81,094

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock-Class A		Common Stock-Class B		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	61,863,617	$1	23,855,243	$—	$798,640	$(372,826)	$425,815
Issuance of common stock upon exercise of stock options	738,410	—	—	—	4,654	—	4,654
Issuance of restricted stock awards	480	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	304,600	—	—	—	—	—	—
Shares withheld related to net share settlement	(110,411)	—	—	—	(1,713)	—	(1,713)
Conversion of common stock from Class B to Class A	262,483	—	(262,483)	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	61	—	61
Stock-based compensation	—	—	—	—	11,201	—	11,201
Net loss	—	—	—	—	—	(146,476)	(146,476)
Balance at March 31, 2020	63,059,179	1	23,592,760	—	812,843	(519,302)	293,542
Issuance of common stock upon exercise of stock options	1,290,333	—	13,004	—	6,837	—	6,837
Issuance of common stock for settlement of RSUs	228,233	—	—	—	—	—	—
Shares withheld related to net share settlement	(70,098)	—	—	—	(616)	—	(616)
Conversion of common stock from Class B to Class A	221,847	—	(221,847)	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	180	—	180
Equity component of convertible notes, net of issuance costs	—	—	—	—	45,452	—	45,452
Purchase of convertible senior notes capped calls	—	—	—	—	(15,600)	—	(15,600)
Issuance of common stock for ESPP Purchase	98,476	—	—	—	721	—	721
Shares issued in connection with term loans stock purchase agreement	2,599,174	—	—	—	27,369	—	27,369
Stock-based compensation	—	—	—	—	9,718	—	9,718
Net loss	—	—	—	—	—	(38,584)	(38,584)
Balance at June 30, 2020	67,427,144	1	23,383,917	—	886,904	(557,886)	329,019
Issuance of common stock upon exercise of stock options	536,240	—	—	—	2,624	—	2,624
Issuance of restricted stock awards	17,638	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	392,720	—	—	—	—	—	—
Shares withheld related to net share settlement	(139,032)	—	—	—	(1,218)	—	(1,218)
Conversion of common stock from Class B to Class A	13,620	—	(13,620)	—	—	—	—
Stock-based compensation	—	—	—	—	10,619	—	10,619
Net loss	—	—	—	—	—	(19,427)	(19,427)
Balance at September 30, 2020	68,248,330	$1	23,370,297	$—	$898,929	$(577,313)	$321,617

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	11,502,993	$—	66,855,401	$—	(188,480)	$(488)	$718,405	$(302,695)	$415,222
Issuance of common stock upon exercise of stock options	1,785,106	—	249,207	—	—	—	12,427	—	12,427
Issuance of restricted stock awards	4,402	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	62,263	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(24,249)	—	—	—	—	—	(560)	—	(560)
Conversion of common stock from Class B to Class A	21,095,075	—	(21,095,075)	—	—	—	—	—	—
Retirement of treasury shares	—	—	—	—	188,480	488	(488)	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	92	—	92
Stock-based compensation	—	—	—	—	—	—	8,330	—	8,330
Cumulative effect adjustment upon adoption of ASU 2014-09	—	—	—	—	—	—	—	(600)	(600)
Cumulative effect adjustment upon adoption of ASU 2016-02	—	—	—	—	—	—	—	(771)	(771)
Net loss	—	—	—	—	—	—	—	(9,953)	(9,953)
Balance at March 31, 2019	34,425,590	—	46,009,533	—	—	—	738,206	(314,019)	424,187
Issuance of common stock upon exercise of stock options	1,785,361	—	—	—	—	—	10,526	—	10,526
Issuance of restricted stock awards	21,016	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	52,204	—	—	—	—	—	—	—	—
Issuance of common stock for ESPP Purchase	167,706	—	—	—	—	—	2,234	—	2,234
Shared withheld related to the net share settlement	(11,858)	—	—	—	—	—	(253)	—	(253)
Conversion of common stock from Class B to Class A	11,491,455	—	(11,491,455)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	92	—	92
Stock-based compensation	—	—	—	—	—	—	9,154	—	9,154
Net loss	—	—	—	—	—	—	—	(14,794)	(14,794)
Balance at June 30, 2019	47,931,474	—	34,518,078	—	—	—	759,959	(328,813)	431,146
Issuance of common stock upon exercise of stock options	1,486,012	—	—	—	—	—	9,859	—	9,859
Issuance of restricted stock awards	369,140	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	107,554	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(40,157)	—	—	—	—	—	(704)	—	(704)
Conversion of common stock from Class B to Class A	7,399,542	1	(7,399,542)	—	—	—	(1)	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	92	—	92
Stock-based compensation	—	—	—	—	—	—	10,276	—	10,276
Net loss	—	—	—	—	—	—	—	(30,144)	(30,144)
Balance at September 30, 2019	57,253,565	$1	27,118,536	$—	—	$—	$779,481	$(358,957)	$420,525
(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(204,487)	$(54,891)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,272	18,081
Amortization of creator signing fees	7,260	7,741
Noncash operating lease expense	5,872	5,969
Accretion of debt discounts and issuance costs	9,775	326
Loss on debt extinguishment	—	1,742
Stock-based compensation	30,541	26,769
Provision for chargebacks and refunds	73,168	15,209
Impairment charges	9,873	2,955
Provision for bad debt and creator advances	16,743	3,982
Loss on disposal of assets	2,393	61
Deferred income taxes	(23)	(778)
Changes in operating assets and liabilities:
Accounts receivable	(1,989)	(1,182)
Funds receivable	45,280	14,280
Creator signing fees, net	(3,943)	(16,505)
Creator advances, net	1,137	(6,690)
Prepaid expenses and other current assets	1,703	6,262
Other assets	444	84
Accounts payable, creators	(90,109)	94,596
Accounts payable, trade	(577)	1,068
Chargebacks and refunds reserve	(26,279)	(14,357)
Accrued compensation and benefits	(385)	(22)
Accrued taxes	(3,210)	(3,350)
Operating lease liabilities	(7,222)	(6,472)
Other accrued liabilities	(9,821)	6,546
Accrued taxes, noncurrent	(711)	(669)
Other liabilities	16	(902)
Net cash (used in) provided by operating activities	(127,279)	99,853
Cash flows from investing activities
Purchases of property and equipment	(1,316)	(4,959)
Capitalized internal-use software development costs	(3,292)	(6,416)
Net cash used in investing activities	(4,608)	(11,375)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities
Proceeds from issuance of common stock under ESPP	721	2,234
Proceeds from exercise of stock options	14,115	32,814
Taxes paid related to net share settlement of equity awards	(666)	(833)
Principal payments on debt obligations	—	(73,594)
Proceeds from issuance of debt and common stock, net of issuance costs paid	256,729	(457)
Purchase of convertible notes capped calls	(15,600)	—
Payments on finance lease obligations	(424)	(214)
Payments of deferred offering costs	—	(413)
Net cash provided by (used in) financing activities	254,875	(40,463)
Net increase in cash, cash equivalents and restricted cash	122,988	48,015
Cash, cash equivalents and restricted cash
Beginning of period	422,940	439,400
End of period	$545,928	$487,415
Supplemental cash flow data
Interest paid	$1,935	$2,632
Income taxes paid, net of refunds	619	860
Noncash investing and financing activities
Vesting of early exercised stock options	$241	$276
Purchases of property and equipment, accrued but unpaid	61	167
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	2,273	—

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
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company are unaudited. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and the applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date.
The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal and recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations and cash flows for the interim periods. All intercompany transactions and balances have been eliminated. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any other future annual or interim period.
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
The Company adopted ASC 842 in the 2019 Form 10-K and retroactively applied its provisions to January 1, 2019 in accordance with ASU No. 2018-11, Targeted Improvements to ASC 842 using a modified retrospective approach, thereby recasting the results of operations for each of the first three quarters of 2019. The recast results for the three and nine months ended September 30, 2019 are reflected as such in this Quarterly Report on Form 10-Q. For further information, see Note 7.
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

COVID-19 Impacts
During the nine months ended September 30, 2020, a global health pandemic referred to as COVID-19 arose and has disrupted many industries around the world, including the live events industry, resulting in the cancellation or postponement of live events. The effect of and uncertainties surrounding the COVID-19 pandemic has caused the Company to make significant estimates in its unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020, specifically related to chargebacks and refunds due to cancelled or postponed events, which impacts net revenue, advance payouts, creator signing fees and creator advances. The COVID-19 pandemic is ongoing in nature and the Company will continue to revise such estimates in future reporting periods to reflect management's best estimates of future outcomes. The COVID-19 pandemic has adversely affected the Company’s results of operations in the three and nine months ended September 30, 2020. Significant uncertainty remains regarding the extent and duration of the impact that the COVID-19 pandemic will have on the Company’s business. The full extent to which COVID-19 impacts the Company’s business, results of operations and financial condition cannot be predicted at this time, and the impact of COVID-19 may persist for an extended period of time or become more pronounced.
2020 Restructuring
In April 2020, the Company's board of directors approved a program to reduce the Company's global workforce personnel by approximately 45% (the RIF). This resulted in total restructuring costs of $9.5 million associated with the RIF which was substantially completed in the second quarter of 2020. Remaining restructuring costs during the three months ended September 30, 2020 were immaterial.
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
2. Significant Accounting Policies
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (FASB) issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (ASU 2019-12). This standard simplifies accounting for income taxes by removing certain exceptions to the general principles and amending existing guidance to improve consistent application. The Company adopted this new standard effective January 1, 2020. Its adoption had no material impact on the Company's financial reporting or results of operations.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted this new standard effective January 1, 2020. Its adoption had no material impact on the Company's financial reporting or results of operations.
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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. The Company adopted this new standard effective January 1, 2020 and has considered forward-looking information in its measurement and recognition of expected credit losses for its accounts receivables, creator signing fees and creator advances, including consideration of the financial statement effects of the COVID-19 pandemic. Refer to Note 3, Note 4 and Note 5 for further information.
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Topic 815), which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation. The amendments in this update are effective for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than annual periods beginning after December 15, 2020. The Company is evaluating the accounting, transition and disclosure requirements of this standard.
Significant Accounting Policies
The Company's significant accounting policies are discussed in the "Notes to Consolidated Financial Statements, Note 2. Significant Accounting Policies" in the 2019 Form 10-K. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed consolidated financial statements and related notes, except as noted below.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes bank deposits and money market funds held with financial institutions. Cash and cash equivalents balances include the face value of tickets sold on behalf of creators and their share of service charges, which are to be remitted to the creators. Such balances were $208.8 million and $256.8 million as of September 30, 2020 and December 31, 2019, respectively. Although creator cash is legally unrestricted, the Company does not utilize creator cash for its own financing or investing activities as the amounts are payable to creators on a regular basis. These amounts due to creators are included in accounts payable, creators on the consolidated balance sheets. The Company considers all highly liquid investments, including money market funds with an original maturity of three months or less at the date of purchase, to be cash equivalents.
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

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$543,296	$420,712
Restricted cash	2,632	2,228
Total cash, cash equivalents and restricted cash	$545,928	$422,940
Funds Receivable
Funds receivable represents cash-in-transit from third-party payment processors that is received by the Company within approximately five business days from the date of the underlying ticketing transaction. The funds receivable balances include the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such amounts were $9.0 million and $51.1 million as of September 30, 2020 and December 31, 2019, respectively.

Accounts Payable, Creators
Accounts payable, creators consists of unremitted ticket sale proceeds, net of Eventbrite service fees and applicable taxes. Amounts are remitted to creators within five business days subsequent to the completion of the related event. Creators may apply to receive these proceeds prior to completion of their events as creators often need these funds to pay for event-related costs. For qualified creators, the Company passes ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, the Company refers to these payments as advance payouts. When an advance payout is made, the Company reduces its cash and cash equivalents with a corresponding decrease to its accounts payable, creators. As a result of the COVID-19 pandemic and its effect of causing creators to cancel, postpone or reschedule events, the Company temporarily suspended its advance payouts program on March 11, 2020, at which date the total advance payouts to creators related to future events was approximately $354.0 million. As of September 30, 2020, the advance payouts outstanding had reduced to approximately $227.1 million, as a result of creators fulfilling their refund obligations with creator funds as well as events taking place. The Company is exploring new ways to make advance payouts to qualified creators who meet strict guidelines and has started making advance payouts available to a limited number of low risk creators.
Chargebacks and Refunds Reserve
The terms of the Company's standard merchant agreement obligate creators to reimburse attendees who are entitled to refunds. When the Company provides advance payouts, it assumes risk that the event may be cancelled, fraudulent, or materially not as described, resulting in significant chargebacks and refund requests. If the creator is insolvent or has spent the proceeds of the ticket sales for event-related costs, the Company may not be able to recover its losses from these events, and such unrecoverable amounts could equal the value of the transaction or transactions settled to the creator prior to the event that is disputed, plus any associated chargeback fees not assumed by the creator. The Company records estimates for refunds and chargebacks of its fees as contra-revenue. The Company records estimates for losses related to chargebacks and refunds of the face value of tickets as an operating expense classified within sales, marketing and support. Reserves are recorded based on the Company's assessment of various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, the size and nature of future events, the remaining time to event date, and actual chargeback and refund activity during the current year. The chargebacks and refunds reserve was $49.6 million and $2.7 million as of September 30, 2020 and December 31, 2019, respectively. The increase in the reserve balance during the nine months ended September 30, 2020 was the result of estimated losses from the advance payout program and estimated future refunds of its fees, relating largely to the COVID-19 pandemic. Prior to March 31, 2020, the Company included its chargebacks and refunds reserve in other accrued liabilities on the consolidated balance sheets, and has reclassified the balance as of December 31, 2019 on the condensed consolidated balance sheets included in this Quarterly Report on Form 10-Q to be consistent with the presentation as of September 30, 2020.
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
During the nine months ended September 30, 2020, the Company determined that conditions resulting from the COVID-19 pandemic warranted an interim assessment of its long-lived assets balance. The Company performed a recoverability test and concluded no impairment of the carrying value was required.
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

The Company determined that the conditions resulting from the COVID-19 pandemic and the decline in the market value of the Company's common stock warranted an interim assessment of its goodwill carrying amount. On January 1, 2020, the Company adopted ASU 2017-04, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. During the nine months ended September 30, 2020, the Company performed its analysis by comparing the estimated fair value of the Company to its carrying amount, including goodwill. The Company's analysis indicated that its estimated fair value, using the market price of its common stock, exceeded its carrying amount and therefore goodwill was not impaired and no additional steps were necessary.
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
The Company’s cash equivalents, funds receivable, accounts receivable, accounts payable, funds payable and other current liabilities approximate their fair value. All such financial assets and liabilities are Level 1 and are measured at fair value on a recurring basis. There were no other Level 1 assets or liabilities recorded at September 30, 2020 and December 31, 2019.
Refer to Note 8 “Debt” for details regarding the fair value of our term loans and convertible senior notes.
3. Accounts Receivable, Net
Accounts receivable, net is comprised of invoiced amounts to customers who use FPP for payment processing as well as other invoiced amounts. During the three and nine months ended September 30, 2020, the Company recorded $0.1 million and $2.1 million, respectively, of incremental allowance for doubtful accounts, including estimated future losses in consideration of the impact of the COVID-19 pandemic. The following table summarizes the Company’s accounts receivable balances as of the dates indicated (in thousands):

	September 30, 2020	December 31, 2019
Accounts receivable, customers	$2,484	$4,979
Allowance for doubtful accounts	(1,748)	(2,047)
Accounts receivable, net	$736	$2,932

4. Creator Signing Fees, Net
Creator signing fees are incentives paid by the Company to secure exclusive ticketing and payment processing rights with certain creators. As of September 30, 2020, the balance of creator signing fees, net is being amortized over a weighted-average remaining contract life of 3.02 years on a straight-line basis. The write-offs and other adjustments for the three and nine months ended September 30, 2020 include estimated future losses in consideration of the COVID-19 pandemic. The following table summarizes the activity in creator signing fees for the periods indicated (in thousands):

	Three Months Ended September 30,
	2020	2019
Balance, beginning of period	$16,750	$20,763
Creator signing fees paid	41	7,254
Amortization of creator signing fees	(1,960)	(2,826)
Write-offs and other adjustments	(1,057)	(215)
Balance, end of period	$13,774	$24,976

	Nine Months Ended September 30,
	2020	2019
Balance, beginning of period	$26,307	$17,005
Creator signing fees paid	3,943	16,440
Amortization of creator signing fees	(7,260)	(7,741)
Write-offs and other adjustments	(9,216)	(728)
Balance, end of period	$13,774	$24,976
Creator signing fees are classified as follows on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	September 30, 2020	December 31, 2019
Creator signing fees, net	$5,105	$9,597
Creator signing fees, noncurrent	8,669	16,710
Total creator signing fees	$13,774	$26,307
5. Creator Advances, Net
Creator advances provide the creator with funds in advance of the event and are subsequently recovered by withholding amounts due to the Company from the sale of tickets for the event until the creator payment has been fully recovered. The write-offs and other adjustments for the three and nine months ended September 30, 2020 include estimated future losses in consideration of the COVID-19 pandemic. The following table summarizes the activity in creator advances for the periods indicated (in thousands):

	Three Months Ended September 30,
	2020	2019
Balance, beginning of period	$11,418	$28,716
Creator advances paid	—	8,525
Creator advances recouped	(2,050)	(10,348)
Write-offs and other adjustments	(26)	(2,096)
Balance, end of period	$9,342	$24,797

	Nine Months Ended September 30,
	2020	2019
Balance, beginning of period	$23,204	$23,142
Creator advances paid	7,665	27,609
Creator advances recouped	(8,803)	(21,011)
Write-offs and other adjustments	(12,724)	(4,943)
Balance, end of period	$9,342	$24,797

Creator advances, net are classified as follows on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	September 30, 2020	December 31, 2019
Creator advances, net	$8,456	$22,282
Creator advances, noncurrent	886	922
Total creator advances	$9,342	$23,204

6. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following as of the dates indicated (in thousands):

	September 30, 2020	December 31, 2019
Capitalized internal-use software development costs	$48,384	$44,194
Furniture and fixtures	3,664	3,861
Computers and computer equipment	8,912	14,836
Leasehold improvements	8,221	8,393
Finance lease right-of-use assets	607	1,005
Property, plant and equipment	69,788	72,289
Less: Accumulated depreciation and amortization	(56,252)	(52,554)
Property, plant and equipment, net	$13,536	$19,735
The Company recorded the following amounts related to depreciation of fixed assets and capitalized internal-use software development costs during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation expense	$863	$1,591	$3,354	$4,827
Capitalized internal-use software development costs	1,166	2,485	4,190	7,407
Amortization of capitalized internal-use software development costs	1,885	1,965	6,092	5,464

7. Leases
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
As a result of the derecognition of the San Francisco office lease as a build-to-suit lease and reclassification to an operating lease under ASC 842, the Company recast its previously reported results for the three and nine months ended September 30, 2019 as follows (in thousands):

	Three Months Ended September 30, 2019
	Initially As Reported	Effect of ASC 842 Adoption	Recast As Reported
Net Revenue	$82,052	$—	$82,052
Cost of Net Revenue	33,345	44	33,389
Gross Profit	48,707	(44)	48,663
Operating Expenses:
Product Development	15,902	309	16,211
Sales, marketing and support	28,552	212	28,764
General and administrative	27,159	231	27,390
Total operating expenses	71,613	752	72,365
Loss from operations	(22,906)	(796)	(23,702)
Interest expense	(1,681)	828	(853)
Loss on debt extinguishment	(1,742)	—	(1,742)
Other income, net	(3,700)	—	(3,700)
Loss before income taxes	(30,029)	32	(29,997)
Income tax provision	147	—	147
Net loss	$(30,176)	$32	$(30,144)

	Nine Months Ended September 30, 2019
	Initially As Reported	Effect of ASC 842 Adoption	Recast As Reported
Net Revenue	$244,136	$—	$244,136
Cost of Net Revenue	94,936	137	95,073
Gross Profit	149,200	(137)	149,063
Operating Expenses:
Product Development	46,461	975	47,436
Sales, marketing and support	75,986	556	76,542
General and administrative	74,337	720	75,057
Total operating expenses	196,784	2,251	199,035
Loss from operations	(47,584)	(2,388)	(49,972)
Interest expense	(5,482)	2,504	(2,978)
Loss on debt extinguishment	(1,742)	—	(1,742)
Other income, net	(1,145)	—	(1,145)
Loss before income taxes	(55,953)	116	(55,837)
Income tax provision	(946)	—	(946)
Net loss	$(55,007)	$116	$(54,891)

The Company has also recast its previously reported consolidated cash flows in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2019. The derecognition of the build-to-suit lease resulted in a reclassification of $0.6 million of cash outflow in financing activities to cash outflow in operating activities. The $0.6 million was reclassified to cash flows from operating activities amongst net loss, depreciation and amortization, noncash operating lease expense, prepaid expenses and other current assets, operating lease liabilities, other current liabilities and other liabilities in the condensed consolidated statements of cash flows for the nine months ended September 30, 2019.

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
Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Company will exercise such options. As of September 30, 2020, the remaining lease term of the Company's operating leases ranges from less than one year to ten years.
The components of operating lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease costs	$1,977	$2,036	$5,872	$5,969
Sublease income	(1,082)	(995)	(3,124)	(2,939)
Total operating lease costs, net	$895	$1,041	$2,748	$3,030
The Company made cash payments of $2.3 million and $7.2 million for operating lease liabilities during the three and nine months ended September 30, 2020, respectively, and $2.4 million and $6.5 million during the three and nine months ended September 30, 2019, respectively, which is included within the operating activities section on the condensed consolidated statements of cash flows.

As of September 30, 2020, the Company's operating leases had a weighted-average remaining lease term of 4.66 years and a weighted-average discount rate of 3.5%.
As of September 30, 2020, maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
The remainder of 2020	$2,270
2021	5,280
2022	3,823
2023	3,646
2024	2,525
Thereafter	4,628
Total operating lease payments	22,172
Less: Imputed interest	(2,260)
Total operating lease liabilities	$19,912
Finance Leases
The Company leases certain computer equipment under finance leases. Finance lease right-of-use assets had a carrying amount of $0.1 million and $0.4 million as of September 30, 2020 and December 31, 2019 respectively and are included in property, plant and equipment, net on the consolidated balance sheets. Finance lease liabilities totaled $0.3 million as of September 30, 2020, with $0.2 million and $0.1 million included in other accrued liabilities and other noncurrent liabilities, respectively on the condensed consolidated balance sheets. Finance lease liabilities totaled $0.7 million as of December 31, 2019, with $0.4 million and $0.3 million included in other accrued liabilities and other noncurrent liabilities, respectively, on the condensed consolidated balance sheets.
8. Debt
As of September 30, 2020, long-term debt consisted of the following (in thousands):

	Term Loans	Convertible Notes (2025 Notes)	Total
Outstanding principal balance	$125,000	$150,000	$275,000
Less: Unamortized discount	(19,663)	(45,511)	(65,174)
Less: Debt issuance costs	(4,529)	(3,766)	(8,295)
Carrying amount, long-term debt	$100,808	$100,723	$201,531
The Company had no outstanding debt as of December 31, 2019.
The following tables set forth the total interest expense recognized related to the Term Loans and liability component for the 2025 Notes (in thousands):

	Term Loans		Convertible Notes (2025 Notes)
	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Cash interest expense	$1,290	$1,874	$1,875	$2,188
Amortization of debt discount	4,437	6,415	1,504	1,739
Amortization of debt issuance costs	1,022	1,478	125	144
Total interest expense	$6,749	$9,767	$3,504	$4,071

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
Optional prepayments of borrowings under the Credit Agreement are permitted at any time, in whole or in part, but are subject to a prepayment premium during the first four years following the Initial Funding Date at a Make-Whole Amount (as defined in the Credit Agreement) in year one, 12% in year two, 10% in year three and 8% in year four as more fully set forth in the Credit Agreement. Subject to certain exceptions, the Company will be required to prepay certain amounts outstanding under the Term Loans with the net cash proceeds (as customarily defined in the Credit Agreement) of certain asset sales, certain casualty events, certain issuances of non-permitted debt and certain excess cash flow (as customarily defined in the Credit Agreement). The Credit Agreement provides for customary events of default including non-payment of obligations, inaccuracy of representations or warranties, non-performance of covenants and obligations, default on other material debt, bankruptcy or insolvency events, material judgments, change of control, material ERISA events and certain customary events of default relating to collateral or guarantees. Upon the occurrence of any event of default, subject to the terms of the Credit Agreement including any cure periods specified therein, customary remedies may be exercised by the lenders under the Credit Agreement against the Company and its properties. The Company was in compliance with all covenants as of September 30, 2020.
As of September 30, 2020, the total estimated fair value of the Term Loans was approximately $144.1 million. The fair value is considered a Level 3 valuation input.
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
In accounting for the issuance of the 2025 Notes, the Company separated the 2025 Notes into liability and equity components. The carrying amount of the liability component was calculated measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2025 Notes. The Company bifurcated the conversion option of the 2025 Notes from the debt instrument, classified the conversion option in equity, and will accrete the resulting debt discount as interest expense over the contractual term of the 2025 Notes using the effective interest rate method. The carrying amount of the equity component representing the conversion option was $47.3 million which is recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The net carrying amount of the equity component of the 2025 Notes as of September 30, 2020 was as follows:

Convertible Notes (2025 Notes)
Proceeds allocated to the conversion option	$47,250
Less: issuance costs	(1,739)
Carrying amount of the equity component	$45,511

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
As of September 30, 2020, the total estimated fair value of the 2025 Notes was approximately $167.4 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last available day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the Notes is considered a Level 2 measurement as they are not actively traded.

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
In June 2020, the Company paid an aggregate of $15.6 million for the Capped Calls, which was recorded as a reduction to Additional paid-in capital in the condensed consolidated balance sheets and will not be remeasured as long as they continue to meet certain accounting criteria.
9. Goodwill and Acquired Intangible Assets, Net
The carrying amounts of the Company's goodwill was $170.6 million as of September 30, 2020 and December 31, 2019.
During the nine months ended September 30, 2020, the Company determined that conditions resulting from the COVID-19 pandemic warranted an interim assessment of the carrying amount of goodwill, however the Company concluded no impairment of the carrying value of goodwill was required.
Acquired intangible assets consisted of the following (in thousands):

	September 30, 2020
	Cost	Accumulated Amortization	Net Book Value	Weighted- average remaining useful life (years)
Developed technology	$19,096	$19,096	$—
Customer relationships	74,484	33,152	41,332	4.5
Tradenames	1,600	1,600	—
Acquired intangible assets, net	$95,180	$53,848	$41,332

	December 31, 2019
	Cost	Accumulated Amortization	Net Book Value	Weighted- average remaining useful life (years)
Developed technology	$19,096	$19,062	$34	0.2
Customer relationships	74,484	25,360	49,124	5.2
Tradenames	1,600	1,600	—
Acquired intangible assets, net	$95,180	$46,022	$49,158

The Company recorded amortization expense related to acquired intangible assets as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of net revenue	$—	$66	$34	$390
Sales, marketing and support	2,616	2,616	7,792	7,775
Total amortization of acquired intangible assets	$2,616	$2,682	$7,826	$8,165
As of September 30, 2020, the total expected future amortization expense of acquired intangible assets by year is as follows (in thousands):

The remainder of 2020	2,616
2021	10,197
2022	8,202
2023	7,709
2024	7,583
Thereafter	5,025
Total expected future amortization expense	$41,332

10. Commitments and Contingencies
Letters of Credit
The Company has issued letters of credit under lease and other banking agreements, which have been collateralized with cash. This cash is classified as noncurrent restricted cash on the condensed consolidated balance sheets based on the term of the underlying agreements. Restricted cash was $2.6 million and $2.2 million as of September 30, 2020 and December 31, 2019, respectively.
Creator Signing Fees and Creator Advances
Creator signing fees and creator advances represent contractual amounts paid to customers pursuant to event ticketing and payment processing agreements. Certain of the Company’s contracts include terms where future payments to creators are committed to, based on performance, as part of the overall ticketing arrangement. The Company's contracts state that these future payments require the customer to meet certain revenue milestones or minimum ticket sales provisions in order to earn the payment, and if that milestone or minimum is not met, the Company is not required to make such payment. The following table presents, by year, the future creator payments not yet paid as of September 30, 2020 (in thousands):

	Creator Advances	Creator Signing Fees	Total
The remainder of 2020	$4,530	$1,252	$5,782
2021	10,427	2,152	12,579
2022	5,453	379	5,832
2023	3,919	235	4,154
Thereafter	751	—	751
Total	$25,080	$4,018	$29,098

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

On June 4, 2020, three plaintiffs, seeking to represent a proposed class of individuals who purchased tickets on or after June 3, 2016, filed suit against Eventbrite in the United States District Court for the Northern District of California, in a case captioned Snow, et al. v. Eventbrite, Inc., Case No. 20-cv-03698 (the Class Action). Plaintiffs allege that Eventbrite failed to provide an opportunity for purchasers of tickets to events sold through Eventbrite’s platform to obtain a refund where the event is postponed, rescheduled, or canceled. Plaintiffs seek injunctive relief in addition to restitution and monetary damages under California’s Consumer Legal Remedies Act, False Advertising Law, and Unfair Competition Law, in addition to claims brought under California common law. Eventbrite denies the allegations and intends to defend the case vigorously. The case is in its early stages. While the Court denied the Company's motion to compel arbitration, the Company has not yet answered the complaint, no other motions have been made, and no other rulings have been issued. The Company is unable to predict the likely outcome at this point.
Beginning on April 15, 2019, purported stockholders of the Company filed two putative securities class action complaints in the United States District Court for the Northern District of California, and three putative securities class action complaints in the Superior Court of California for the County of San Mateo, against the Company, certain of its executives and directors, and its underwriters for the Company's initial public offering (IPO). Some of these actions also name as defendants venture capital firms that were investors in the Company as of the IPO.
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
On July 29, 2020, the Company entered into a settlement agreement with the lead plaintiff in the Federal Action. The “Settlement Class” is defined in the settlement agreement as “all persons and entities that purchased or otherwise acquired Eventbrite, Inc. securities: (a) pursuant or traceable to Eventbrite’s registration statement and prospectus (“Registration Statement”) issued in connection with the Company’s September 20, 2018 IPO; or (b) between September 20, 2018 and May 1, 2019, both dates inclusive (the “Class Period”), and were damaged thereby,” excluding defendants and certain of their affiliates. If members of the Settlement Class do not opt out and the settlement is approved, they will waive, release, discharge, and dismiss, and be forever barred and enjoined from asserting, instituting, maintaining, prosecuting, or enforcing, claims that, among other things, “arise out of or relate in any way to both (i) the purchase, sale, or holding of Eventbrite securities pursuant or traceable to Eventbrite’s registration statement and prospectus (“Registration Statement”) issued in connection with the Company’s September 20, 2018 IPO or were otherwise purchased, sold, or held during the Class Period, and (ii) the allegations, transactions, acts, facts, events, circumstances, statements, or omissions that were or could have been alleged or asserted by Plaintiffs or any member of the Settlement Class in the [Federal] Action or in any other action in any court or forum which relate to the subject matter of [the Federal] Action.” We recorded $1.9 million of expense during the nine months ended September 30, 2020 related to the expected settlement of the Federal Action.
On August 27, 2020, the lead plaintiff in the Federal Action filed a motion for preliminary approval of the settlement. On October 21, 2020, the Court vacated the preliminary approval hearing set for October 29, 2020, indicating that it would decide lead plaintiff’s motion for preliminary approval of settlement on the papers. On October 30, 2020, the Court issued an order continuing the hearing date for lead plaintiff's motion for preliminary approval, tentatively scheduling a hearing for March 18, 2021.

On June 24, 2019, the state court consolidated two state actions pending at that time (the State Action). On July 24, 2019, the two plaintiffs in the State Action filed a consolidated complaint. The consolidated complaint generally alleged that the Company misrepresented and/or omitted material information in the IPO offering documents, in violation of the Securities Act. The amended complaint sought unspecified monetary damages and other relief on behalf of investors who purchased the Company's Class A common stock issued pursuant and/or traceable to the IPO offering documents. On August 23, 2019, defendants filed demurrers to the consolidated complaint. A third state-court action was filed on August 23, 2019. On September 11, 2019, that complaint was consolidated into the operative complaint filed on July 24, 2019, and the court ordered that the arguments in defendants’ pending demurrers would apply to that newly filed complaint. At the hearing on defendants’ demurrers on November 1, 2019, the court sustained the demurrer with leave to amend. On December 13, 2019, the court granted requests by two plaintiffs to voluntarily dismiss their claims without prejudice. The remaining plaintiff and two new named plaintiffs filed a first amended consolidated complaint (FAC) on February 10, 2020. Defendants filed demurrers to the FAC on March 26, 2020. On June 10, 2020, the Court held a hearing on Defendants’ demurrers. At the hearing and in a subsequent order on June 23, 2020, the court sustained the demurrers with leave to amend for failure to state a claim but did not set a deadline for plaintiffs to file their second amended consolidated complaint (SAC) given certain outstanding discovery disputes between the parties. On November 4, 2020, the court ordered plaintiffs to file the SAC on or before November 9, 2020, set a deadline of November 20, 2020 for defendants to file any demurrers to the SAC, and scheduled a hearing on defendants’ anticipated demurrers for December 17, 2020.
The Company believes that these actions are without merit and intends to vigorously defend them. The Company cannot predict the outcome of or estimate the possible loss or range of loss from the above described matters.
On July 16, 2019, the Company filed two complaints in the United States District Court for the Northern District of California, entitled Eventbrite, Inc. v. MF Live, Inc., et al., 3:19-CV-04084 (the MFL Action) and Eventbrite, Inc. v. Fab Loranger et al., 3:19-CV-04083 (the Loranger Action and, together with the MFL Action, the Roxodus Lawsuits). The Roxodus Lawsuits arise out of MF Live’s (MFL) cancellation of the Roxodus music festival in Ontario, Canada, and MFL's and Loranger's subsequent refusals to issue refunds to impacted ticket buyers or to reimburse Eventbrite for payments to such ticket buyers. Eventbrite provided ticketing and payment processing services for the event pursuant to a written contract. When the event was cancelled and MFL refused to issue refunds, Eventbrite issued refunds totaling $4.0 million to ticket buyers who bought tickets on the Eventbrite platform. Pursuant to Eventbrite's Merchant Agreement, MFL was contractually required to reimburse Eventbrite for such refunds, and Loranger had signed a personal guaranty agreement committing to personally honor MFL’s obligations if the entity failed to do so. Accordingly, the Roxodus Lawsuits assert claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, money had and received, and actual and constructive fraudulent transfers.
With respect to the MFL Action, there has been no meaningful progress in the case because MFL filed for bankruptcy in Canada, effectively staying the MFL Action. The case is in its early stage and the Company cannot predict the likelihood of success. The Company is monitoring and participating in the bankruptcy process pursuant to its rights under Canadian law.
With respect to the Loranger Action, on October 27, 2020, the Company and the defendants attended a mediation which resulted in a settlement to resolve the Company’s claims. The parties are preparing to execute a long-form settlement agreement. In light of the parties’ settlement, upon the occurrence of certain agreed-upon events, the Company will seek to dismiss the Loranger Action with prejudice.
On June 18, 2020, the Company filed a Complaint in the United States District Court for the Northern District of California against M.R.G. Concerts Ltd. (MRG) and Matthew Gibbons (Gibbons), asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory judgment, unfair competition, and common counts under California law, arising out of MRG and Gibbons’s termination of certain contracts with the Company and their refusal to make various payments to the Company required by those contracts. MRG asserted counterclaims against Eventbrite for breach of one of the contracts in issue, as well as for breach of the implied covenant of good faith and fair dealing, unfair competition, and declaratory judgment. On October 1, 2020, Eventbrite moved to dismiss MRG’s counterclaims and certain of MRG and Gibbons’s affirmative defenses. No ruling has been issued on that motion. No other motions have been filed, and no rulings have issued. The case is in its early stages, and the Company cannot presently predict the likelihood of success.
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

The Company is currently under audit in certain jurisdictions with regard to indirect tax matters. The Company establishes reserves for indirect tax matters when it determines that the likelihood of a loss is probable, and the loss is reasonably estimable. Accordingly, the Company has established a reserve for the potential settlement of issues related to sales and other indirect taxes in the amount of $13.1 million and $14.8 million as of September 30, 2020 and December 31, 2019, respectively. These amounts, which represent management’s best estimates of its potential liability, include potential interest and penalties of $1.6 million and $1.4 million as of September 30, 2020 and December 31, 2019, respectively.
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
2018 Employee Stock Purchase Plan
As of September 30, 2020, a total of 2,318,083 shares of the Company's Class A common stock were authorized for issuance under the 2018 Employee Stock Purchase Plan (ESPP). On May 31, 2020, 98,476 shares were purchased under the ESPP and as of September 30, 2020, 1,948,313 shares of Class A common stock were available for future issuance under the ESPP.
Common Stock Subject to Repurchase
At September 30, 2020 and December 31, 2019, outstanding common stock included 0 and 18,665 shares of our outstanding common stock, respectively, that were subject to repurchase related to stock options early exercised and unvested. The Company had a liability of zero and $0.2 million as of September 30, 2020 and December 31, 2019, respectively, related to early exercises of stock options. The liability is reclassified into stockholders’ equity as the awards vest.
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

2018 Stock Option and Incentive Plan
The 2018 Stock Option and Incentive Plan (2018 Plan) allows for the granting of ISOs, NSOs, stock appreciation rights, restricted stock, restricted stock units (RSUs), unrestricted stock awards, dividend equivalent rights and cash-based awards. The 2018 Plan replaces the 2010 Plan, but the 2010 Plan will continue to govern outstanding equity awards granted thereunder. The Company initially reserved 7,672,600 shares of Class A common stock for the issuance of awards under the 2018 Plan and 7,122,958 shares of Class A common stock were reserved as of September 30, 2020.
As of September 30, 2020, there were 14,493,070 options issued and outstanding under the 2004 Plan, 2010 Plan and 2018 Plan (collectively, the Plans).
Stock options granted typically vest over a four-year period from the date of grant. Options awarded under the plan may be granted at an exercise price per share not less than the fair value at the date of grant and are exercisable up to ten years.
Stock option activity under the Plans is as follows:

	Outstanding options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance at December 31, 2019	15,684,021	$9.28	6.3	$170,847
Granted	3,062,634	9.15
Exercised	(2,577,987)	5.48		18,049
Cancelled	(1,675,598)	10.89
Balance at September 30, 2020	14,493,070	9.75	6.5	36,064
Vested and exercisable as of September 30, 2020	9,136,720	8.54	5.2	31,166
Vested and expected to vest as of September 30, 2020	14,094,825	9.70	6.4	35,653
The total unrecognized stock-based compensation related to unvested options outstanding was $31.8 million and $38.2 million as of September 30, 2020 and December 31, 2019, respectively, to be recognized over a weighted-average period of 2.63 years and 2.39 years, respectively.
Restricted Stock Units
Restricted stock unit activity for the periods indicated is presented as follows:

	Outstanding RSUs and RSAs	Weighted-average grant date fair value per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance at December 31, 2019	3,791,543	$20.44	1.8	$76,596
Awarded	2,793,205	9.31
Released	(884,553)	18.11
Cancelled	(1,858,099)	18.52
Balance at September 30, 2020	3,842,096	13.85	1.3	41,687
Vested and expected to vest as of September 30, 2020	3,330,303	13.77	1.2	36,134
Total unrecognized stock-based compensation related to RSUs outstanding was $40.5 million and $57.3 million as of September 30, 2020 and December 31, 2019, respectively, to be recognized over a weighted-average period of 2.53 years and 3.41 years, respectively.

Stock-based Compensation Expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. Total stock-based compensation expense by function is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of net revenue	$260	$393	$890	$962
Product development	3,101	3,322	10,156	7,547
Sales, marketing and support	1,281	1,569	3,613	4,038
General and administrative	5,465	4,652	15,882	14,222
Total	$10,107	$9,936	$30,541	$26,769

The Company capitalized $0.5 million and $0.3 million of stock-based compensation expense associated with the cost for developing software for internal use in the three months ended September 30, 2020 and 2019, respectively, and $1.0 million in each of the nine months ended September 30, 2020 and 2019.
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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(19,427)	$(30,144)	$(204,487)	$(54,891)
Weighted-average shares used in computing net loss per share, basic and diluted	90,973	83,063	88,441	81,094
Net loss per share, basic and diluted	$(0.21)	$(0.36)	$(2.31)	$(0.68)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect (in thousands):

	September 30,
	2020	2019
Options to purchase common stock	14,493	17,229
Shares related to convertible senior notes	11,909	—
Restricted stock and restricted stock units	4,141	3,564
Early exercised options	—	31
Total shares of potentially dilutive securities	30,543	20,824

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

13. Income Taxes

The Company recorded an income tax expense of $0.2 million and $0.3 million for the three and nine months ended September 30, 2020, respectively, compared to an income tax expense of $0.1 million and income tax benefit of $0.9 million for the three and nine months ended September 30, 2019, respectively. The change was attributable to changes in our year over year taxable earnings mix and the recognition of tax attributes in our non-U.S. subsidiaries.
The differences in the tax provision for the periods presented and the U.S. federal statutory rate is primarily due to foreign taxes in profitable jurisdictions and the recording of a full valuation allowance on our net deferred tax assets.
The Company applies the discrete method provided in ASC 740 to calculate its interim tax provision.
14. Geographic Information

The following table presents the Company's total net revenue by geography based on the currency of the underlying transaction (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$12,691	$59,364	$54,317	$177,834
International	9,177	22,688	25,031	66,302
Total net revenue	$21,868	$82,052	$79,348	$244,136

Except for the United Kingdom, no individual country, included in International net revenue, represents more than 10% of the total consolidated net revenue for any of the periods presented. The increase in the United Kingdom's net revenue in the three months ended September 30, 2020, is primarily attributed to a payment for service fees received from a customer as part of an early termination agreement.

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
In the first quarter of 2020, an unprecedented global health pandemic referred to as COVID-19 drastically changed the landscape of the live events industry. The COVID-19 pandemic resulted in the worldwide cancellation or postponements of live events and adversely affected our paid ticket volume and results of operations in the three and nine months ended September 30, 2020 compared to 2019. However, during the three months ended September 30, 2020, we have experienced an increase in paid tickets compared to the second quarter of 2020. The improvement was driven by increased ticket sales for in-person events as various regions around the world start to reopen, and an increase in online events as creators continue to shift their business models to adapt to the COVID-19 environment. Due to the COVID-19 pandemic, creators with published events in the remainder of 2020 or in 2021 may postpone or cancel these or other events, and there is significant uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on our business. The full extent to which COVID-19 impacts our business, results of operations and financial condition cannot be predicted at this time, and the impact of COVID-19 may persist for an extended period of time or become more pronounced.
In April 2020, our board of directors approved a program to reduce our global workforce personnel by approximately 45% (the RIF). This resulted in total restructuring costs of $9.5 million associated with the RIF which was substantially completed in the second quarter of 2020. Remaining restructuring costs during the three months ended September 30, 2020 were immaterial. We expect that, together with other cost-savings measures, this RIF will yield annualized operating expense savings of at least $100 million. With this RIF, we are repositioning our platform to focus on self-sign on and sales creators who use our platform with limited training, support or professional services. We intend to strategically grow our business by delivering a robust self-service platform experience and driving demand to our event creators.

In May 2020, we entered into a credit agreement (Credit Agreement) with FP EB Aggregator, L.P. (FP) and FP Credit Partners, L.P., as the administrative agent, which Credit Agreement was amended on June 15, 2020 to, among other things, appoint Wilmington Trust, National Association as administrative agent in place of FP Credit Partners, L.P. The Credit Agreement provides for initial term loans (Initial Term Loans) in the aggregate principal amount of $125.0 million and delayed draw term loans (Delayed Draw Term Loans, and together with the Initial Term Loans, Term Loans) in an aggregate principal amount of $100.0 million. The Delayed Draw Term Loans may only be accessed from December 31, 2020 until September 30, 2021, subject to certain conditions. The full amount of the Initial Term Loans was funded in May 2020. In connection with the Credit Agreement, we also entered into a stock purchase agreement with FP and issued 2,599,174 shares of our Class A common stock for a purchase price of $0.01 per share. The fair value of these shares, which was $27.4 million as of the issuance date, is being accounted for as additional debt issuance costs, reducing the initial carrying amount of the debt, and will be amortized using the effective interest rate method over the contractual term of the Initial Term Loans.
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
Key Business Metric
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Paid Ticket Volume	9,190	26,897	36,118	80,461
Our paid ticket volume for events outside of the United States represented 48.3% and 36.7% of our total paid tickets in the three months ended September 30, 2020 and 2019, respectively, and 45.4% and 36.0% for the nine months ended September 30, 2020 and 2019, respectively.

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
The following table presents our Adjusted EBITDA for the periods indicated and a reconciliation of our Adjusted EBITDA to the most comparable GAAP measure, net loss, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net loss	$(19,427)	$(30,144)	$(204,487)	$(54,891)
Add:
Depreciation and amortization	5,363	6,112	17,272	18,081
Stock-based compensation	10,107	9,936	30,541	26,769
Interest expense	10,284	853	13,921	2,978
Loss on debt extinguishment	—	1,742	—	1,742
Direct and indirect acquisition related costs (1)	—	34	—	837
Employer taxes related to employee equity transactions	218	182	912	893
Other (income) expense, net	(2,837)	3,700	5,262	1,145
Income tax provision (benefit)	243	147	307	(946)
Adjusted EBITDA	$3,951	$(7,438)	$(136,272)	$(3,392)

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
The following table presents our free cash flow and a reconciliation of our free cash flow to the most comparable GAAP measure, net cash provided by operating activities, for each of the periods indicated:

	Twelve Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$(198,475)	$34,230
Purchases of property and equipment and capitalized internal-use software development costs	(6,831)	(13,858)
Free cash flow	$(205,306)	$20,372

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
We generate revenues primarily from service fees and payment processing fees from the sale of paid tickets on our platform. We also generate revenues from fees for providing certain creators with account management services and customer support services. Our fee structure typically consists of a fixed fee and a percentage of the price of each ticket sold by a creator. Revenue is recognized when control of promised goods or services is transferred to the creator, which for service fees and payment processing fees is when the ticket is sold. For account management services and customer support, revenue is recognized over the period from the date of the sale of the ticket to the date of the event. Net revenue excludes sales taxes and value added taxes (VAT) and is presented net of estimated customer refunds, chargebacks and amortization of creator signing fees. During the three and nine months ended September 30, 2020, our actual refunds of our fees and our estimates for future customer refunds were significantly higher than previous periods as a result of refund activity largely related to the COVID-19 pandemic.

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
Generally, we expect cost of net revenue to fluctuate as a percentage of net revenue in the near- to mid-term primarily as a result of both our geographical revenue mix and our total net revenue. Our payment processing costs for credit and debit card payments are generally lower outside of the United States due to a number of factors, including lower card network fees and lower cost alternative payment networks. Consequently, if we generate more revenue internationally than in the United States, we expect that our payment processing costs will decline as a percentage of revenue. As our total net revenue increases or decreases and our fixed costs are unaffected, our cost of net revenue as a percentage of net revenue will similarly fluctuate. Consequently, the effects of the COVID-19 pandemic and our increased refunds and revenue reserves for estimated future refunds in the three and nine months ended September 30, 2020 resulted in a significant increase in our cost of net revenue as a percentage of net revenue.
Operating Expenses
Operating expenses consist of product development, sales, marketing and support and general and administrative expenses. Direct and indirect personnel costs, including stock-based compensation expense, are the most significant recurring component of operating expenses. We also include sublease income as a reduction of our operating expenses.
As our total net revenue increases or decreases and to the extent our operating expenses are not equally affected, our operating expenses as a percentage of net revenue will similarly fluctuate. The effect of the COVID-19 pandemic and its effect on our operating expenses, along with the related decrease in net revenue resulted in a significant increase in our operating expenses as a percentage of our net revenue in the three and nine months ended September 30, 2020.
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

During the nine months ended September 30, 2020, as a result of the COVID-19 pandemic, we increased our chargebacks and refunds reserve by $43.2 million to account for estimated losses related to event cancellations and postponements, recorded within sales, marketing and support expense. Our reserves were increased by $76.5 million in the three months ended March 31, 2020 followed by a reduction of $18.1 million in the three months ended June 30, 2020 and a reduction of $15.2 million in three months ended September 30, 2020. This reduction of reserves as of September 30, 2020 versus June 30, 2020 is principally driven by the reduction in the advance payouts balance which was $253.3 million on June 30, 2020 versus $227.1 million as of September 30, 2020. This reserve is an estimate and requires significant judgement. Due to the nature of the COVID-19 situation and the limited amount of currently available data, there is a high degree of uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our recorded reserves in the future to reflect our best estimates of future outcomes.

General and administrative. General and administrative expenses consist of personnel costs, including stock-based compensation, for finance, accounting, legal, risk, human resources and administrative personnel. It also includes professional fees for legal, accounting, finance, human resources and other corporate matters. Our general and administrative expenses also include accruals for sales tax and VAT, as well as impairment charges related to creator upfront payments, which increased in the three and nine months ended September 30, 2020 as a result of the effects of the COVID-19 pandemic. Our general and administrative expenses have increased on an actual dollar basis over time. Over the long-term, we anticipate general and administrative expenses to decline as a percentage of net revenue as we expect to grow our net revenues and scale our business.
Interest Expense
Interest expense for the nine months ended September 30, 2020, consists primarily of cash interest expense and amortization of the discount and debt issuance costs on our Term Loans and 2025 Notes. The Credit Agreement entered in May 2020, provides for Initial Term Loans in an aggregate principal amount of $125.0 million. In June 2020, we also issued the 2025 Notes, which consisted of $150.0 million aggregate principal amount of 5.000% convertible senior notes due 2025.
Previously, interest expense consisted primarily of interest related to a senior secured credit facility, which consisted of term loans with an aggregate principal amount of $75.0 million (2019 Term Loans), which was fully repaid in September 2019.
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
Results of Operations
The results of operations presented below should be reviewed in conjunction with the unaudited condensed consolidated financial statements and notes included in Part I, Item 1, "Financial Information" of this Quarterly Report on Form 10-Q.
As discussed in the Overview above, in the first quarter of 2020, an unprecedented global health pandemic referred to as COVID-19 drastically changed the landscape of the live events industry. The COVID-19 pandemic and the self-imposed social distancing and government mandates to restrict gatherings of people have negatively impacted our results of operations for the three and nine months ended September 30, 2020 compared to the same period in 2019. During the three and nine months ended September 30, 2020, we experienced a significant decrease in our net revenues as a result of decreased paid ticket volume, increased refunds of our fees and increased estimated future refunds of our fees. We also recorded a significant increase in our reserves for estimated chargebacks and refunds related to advance payouts and higher impairment charges for creator signing fees and creator advances.

The following tables set forth our consolidated results of operations data and such data as a percentage of net revenue for the periods presented (in thousands):

Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$21,868	$82,052	$79,348	$244,136
Cost of net revenue	11,231	33,389	49,330	95,073
Gross profit	10,637	48,663	30,018	149,063
Operating expenses:
Product development	11,540	16,211	42,758	47,436
Sales, marketing and support	(5,011)	28,764	91,831	76,542
General and administrative	15,845	27,390	80,426	75,057
Total operating expenses	22,374	72,365	215,015	199,035
Loss from operations	(11,737)	(23,702)	(184,997)	(49,972)
Interest expense	(10,284)	(853)	(13,921)	(2,978)
Loss on debt extinguishment	—	(1,742)	—	(1,742)
Other income (expense), net	2,837	(3,700)	(5,262)	(1,145)
Loss before income taxes	(19,184)	(29,997)	(204,180)	(55,837)
Income tax provision (benefit)	243	147	307	(946)
Net loss	$(19,427)	$(30,144)	$(204,487)	$(54,891)

Consolidated Statements of Operations, as a percentage of net revenue	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of net revenue	51.4%	40.7%	62.2%	38.9%
Gross profit	48.6%	59.3%	37.8%	61.1%
Operating expenses:
Product development	52.8%	19.8%	53.9%	19.4%
Sales, marketing and support	(22.9)%	35.1%	115.7%	31.4%
General and administrative	72.5%	33.4%	101.4%	30.7%
Total operating expenses	102.4%	88.3%	271.0%	81.5%
Loss from operations	(53.8)%	(29.0)%	(233.2)%	(20.4)%
Interest expense	(47.0)%	(1.0)%	(17.5)%	(1.2)%
Loss on debt extinguishment	—%	(2.1)%	—%	(0.7)%
Other income (expense), net	13.0%	(4.5)%	(6.6)%	(0.5)%
Loss before income taxes	(87.8)%	(36.6)%	(257.3)%	(22.8)%
Income tax provision (benefit)	1.1%	0.2%	0.4%	(0.4)%
Net loss	(88.9)%	(36.8)%	(257.7)%	(22.4)%

Comparison of the Three Months Ended September 30, 2020 and 2019
Net revenue

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands except percentages)
Net revenue	$21,868	$82,052	$(60,184)	(73.3)%
The decrease in net revenue during the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to the decrease in our paid ticket volume resulting from the effects of the COVID-19 pandemic. Paid tickets decreased by 65.8%, from 26.9 million paid tickets in the three months ended September 30, 2019 to 9.2 million paid tickets in the same period of 2020.
In the three months ended September 30, 2020, largely as a result of COVID-19 and its effect on our creators' events, we incurred actual refunds of our fees of $5.1 million and increased our estimated revenue reserves for future refunds by $3.4 million.
Reported net revenue per paid ticket was $2.38 in the three months ended September 30, 2020 compared to $3.05 in the same period of 2019. The decrease in net revenue per paid ticket in the three months ended September 30, 2020 was driven by the increase in actual refunds and estimated future refunds of our fees discussed above.
Cost of net revenue

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands except percentages)
Cost of net revenue	$11,231	$33,389	$(22,158)	(66.4)%
Percentage of total net revenue	51.4%	40.7%
Gross margin	48.6%	59.3%
The decrease in cost of net revenue during the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to a decrease in payment processing costs of $15.9 million, a decrease in field operations costs of $2.5 million, a decrease in allocated customer support costs of $1.1 million and decreases in other event-related costs, largely driven by the reductions in our paid ticket volume resulting from the effects of the COVID-19 pandemic.
Operating expense
Product development

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands except percentages)
Product development	$11,540	$16,211	$(4,671)	(28.8)%
Percentage of total net revenue	52.8%	19.8%
The decrease in product development expense during the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to a decrease of $5.3 million in compensation costs due to lower headcount, offset by an increase in software maintenance costs.
Sales, marketing and support

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands except percentages)
Sales, marketing and support	$(5,011)	$28,764	$(33,775)	(117.4)%
Percentage of total net revenue	(22.9)%	35.1%

The decrease in sales, marketing and support expenses during the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to a net decrease in our chargebacks and refunds reserve. Overall, organizer related expenses decreased by $21.3 million, driven by a $15.2 million reduction in our chargebacks and refunds reserves, which are recorded in anticipation of future event cancellations and postponements. Additionally, direct and discretionary marketing costs decreased by $2.2 million and compensation costs decreased by $8.3 million due to lower headcount.

General and administrative

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands except percentages)
General and administrative	$15,845	$27,390	$(11,545)	(42.2)%
Percentage of total net revenue	72.5%	33.4%
The decrease in general and administrative expenses during the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to a decrease of $4.7 million in professional services, $1.4 million in compensation costs due to lower headcount, and $1.9 million in sales and other business taxes due to reductions in ticket sales, and $1.6 million impairment charges related to creator advances and creator signing fees.
Interest expense

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands except percentages)
Interest expense	$(10,284)	$(853)	$9,431	1105.6%
Percentage of total net revenue	(47.0)%	(1.0)%
The increase in interest expense during the three months ended September 30, 2020 compared to the same period of 2019 was the result of higher amounts of interest-bearing debt outstanding during the three months ended September 30, 2020 with higher effective interest rates.
The Initial Term Loans and the 2025 Notes which were outstanding in the three months ended September 30, 2020 bore interest at a rate higher than the 2019 Term Loans, which were outstanding during the three months ended September 30, 2019. In September 2019, we repaid the 2019 Term Loans in full, and we terminated the underlying credit agreement.
Loss on debt extinguishment

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Loss on debt extinguishment	$—	$(1,742)	$(1,742)	100.0%
Percentage of total net revenue	—%	(2.1)%
In September 2019, we repaid the 2019 Term Loans in full making payments of $62.2 million of principal and $0.8 million of accrued interest and fees, and we terminated the underlying credit agreement. We recorded a loss on debt extinguishment of $1.7 million during the three months ended September 30, 2019 related to the write-off of unamortized debt issuance costs.
Other income, net

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands except percentages)
Other income (expense), net	$2,837	$(3,700)	$6,537	(176.7)%
Percentage of total net revenue	13.0%	(4.5)%

The increase in other income, net during the three months ended September 30, 2020 compared to the same period of 2019 was driven by foreign currency rate measurement fluctuations. We recognized higher foreign currency rate measurement gains during the three months ended September 30, 2020, as a result of the weakening of the U.S. dollar compared to the currencies with which we operate and process transactions.
Income tax provision

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands except percentages)
Income tax provision	$243	$147	$96	65.3%
Percentage of total net revenue	1.1%	0.2%
The provision for income taxes increased $0.1 million in the three months ended September 30, 2020 compared to the same period in 2019. The increase was primarily attributable to changes in our year over year taxable earnings mix.

Comparison of the Nine Months Ended September 30, 2020 and 2019
Net revenue

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Net revenue	$79,348	$244,136	$(164,788)	(67.5)%
The decrease in net revenue during the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to the decrease in our paid ticket volume resulting from the effects of the COVID-19 pandemic. Paid tickets decreased by 55.1%, from 80.5 million paid tickets in the nine months ended September 30, 2019 to 36.1 million paid tickets in the same period of 2020.
In the nine months ended September 30, 2020, largely as a result of COVID-19 and its effect on our creators' events, we incurred actual refunds of our fees of $21.2 million and increased our estimated revenue reserves for future refunds by $17.9 million.
Reported net revenue per paid ticket was $2.20 in the nine months ended September 30, 2020 compared to $3.03 in the same period of 2019. Decrease in net revenue per paid ticket in the nine months ended September 30, 2020 was driven by the increases in actual refunds and estimated future refunds of our fees discussed above.
Cost of net revenue

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Cost of net revenue	$49,330	$95,073	$(45,743)	(48.1)%
Percentage of total net revenue	62.2%	38.9%
Gross margin	37.8%	61.1%
The decrease in cost of net revenue during the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to a decrease in payment processing costs of $39.4 million and a decrease in field operations cost of $4.5 million largely driven by the reductions in our paid ticket volume resulting from the effects of the COVID-19 pandemic.
Our gross margin decreased in the nine months ended September 30, 2020 primarily due to the significant increase in our actual refunds and estimated future refunds of our fees discussed above under net revenue.
Operating expense
Product development

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Product development	$42,758	$47,436	$(4,678)	(9.9)%
Percentage of total net revenue	53.9%	19.4%
The decrease in product development costs during nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to a decrease of $6.1 million in compensation costs due to lower headcount, offset by an increase in software maintenance costs.
Sales, marketing and support

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Sales, marketing and support	$91,831	$76,542	$15,289	20.0%
Percentage of total net revenue	115.7%	31.4%

The increase in sales, marketing and support expenses of $15.3 million during the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to a net increase in our chargebacks and refunds reserve. Overall, organizer related expenses increased by $33.2 million, driven by a $43.2 million increase in our chargebacks and refunds reserves offset by decreases primarily in event cancellation losses.
This increase was partially offset by decreased compensation costs of $11.5 million due to lower headcount, decreased direct and discretionary marketing costs of $4.4 million and decreases in costs relating to event hosting and professional services.

General and administrative

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)
General and administrative	$80,426	$75,057	$5,369	7.2%
Percentage of total net revenue	101.4%	30.7%
The increase in general and administrative expenses during the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to an increase of $17.0 million in organizer related expenses driven by the increased reserves for creator signing fees and creator advances, as a result of the effects of the COVID-19 pandemic.
This increase was partially offset by decreased compensation costs of $5.1 million due to lower headcount, $2.4 million in creator related asset write-offs, and $2.1 million in professional services and other costs.
Interest expense

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Interest expense	$(13,921)	$(2,978)	$10,943	367.5%
Percentage of total net revenue	(17.5)%	(1.2)%
The increase in interest expense during the nine months ended September 30, 2020 compared to the same period in 2019 was the result of higher amounts of interest-bearing debt outstanding during the nine months ended September 30, 2020 with higher effective interest rates.
The Initial Term Loans and the 2025 Notes which were outstanding since the second quarter of 2020 bore interest at a rate higher than the 2019 Term Loans, which were outstanding during the nine months ended September 30, 2019. In September 2019, we repaid the 2019 Term Loans in full, and we terminated the underlying credit agreement.
Loss on debt extinguishment

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Loss on debt extinguishment	$—	$(1,742)	(1,742)	(100.0)%
Percentage of total net revenue	—%	(0.7)%
In September 2019, we repaid the 2019 Term Loans in full making payments of $62.2 million of principal and $0.8 million of accrued interest and fees, and we terminated the underlying credit agreement. We recorded a loss on debt extinguishment of $1.7 million during the nine months ended September 30, 2019 related to the write-off of unamortized debt issuance costs.
Other income (expense), net

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Other income (expense), net	$(5,262)	$(1,145)	$(4,117)	359.6%
Percentage of total net revenue	(6.6)%	(0.5)%

The increase in other expense, net during the nine months ended September 30, 2020 compared to the same period in 2019 was driven by foreign currency rate fluctuations. We recognized foreign currency rate remeasurement losses during the nine months ended September 30, 2020 as a result of the strengthening of the U.S. dollar compared to the currencies with which we operate and process transactions. We recognized foreign currency rate remeasurement gains in the nine months ended September 30, 2020 as a result of an overall weakening U.S. dollar compared to the currencies with which we operate and process transactions.
Income tax provision (benefit)

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Income tax provision (benefit)	$307	$(946)	$1,253	(132.5)%
Percentage of total net revenue	0.4%	(0.4)%
The provision for income taxes increased $1.3 million in the nine months ended September 30, 2020 compared to the same period in 2019 and was primarily attributable to changes in our year over year taxable earnings mix and the recognition of tax attributes in our non-U.S. subsidiaries.
Liquidity and Capital Resources
As of September 30, 2020, we had cash and cash equivalents of $543.3 million. Our cash and cash equivalents includes bank deposits and money market funds held by financial institutions and is held for working capital purposes. Collectively, our cash and cash equivalents balances represent a mix of cash that belongs to us and cash that is due to creators. The amounts due to creators, which was $217.8 million as of September 30, 2020, are captioned on our consolidated balance sheets as accounts payable, creators. Although creator cash is legally unrestricted, the Company does not utilize creator cash for its own financing or investing activities as the amounts are payable to creators on a regular basis.
We make payments of our funds to creators to provide the creator with short-term liquidity in advance of ticket sales. These amounts are recovered by us as tickets are sold by the respective creator, and are typically expected to be recovered within 12 months of the payment date. Amounts expected to be recovered within 12 months of the balance sheet date are classified as creator advances, net, and any remaining amounts are classified as creator advances, noncurrent. We maintain an allowance for estimated creator advances that are not recoverable and present the creator advances balances net on our condensed consolidated balance sheets. Creator advances, net was $8.5 million and $22.3 million as of September 30, 2020 and December 31, 2019, respectively, and creator advances, noncurrent was $0.9 million as of September 30, 2020 and December 31, 2019.
Until March 11, 2020, for qualified creators who applied to receive their funds in advance of their events, we passed proceeds from ticket sales to the creators prior to the events, subject to certain limitations. We refer to these payments as advance payouts. When we provide advance payouts, we assume significant risk that the event may be cancelled, postponed, fraudulent, materially not as described or removed from our platform due to its failure to comply with our terms of service or our merchant agreement, which could result in significant chargebacks, refund requests and/or disputes between attendees and creators. This risk has been significantly exacerbated by the unprecedented nature of the COVID-19 pandemic. The terms of our standard merchant agreement obligate creators to repay us for ticket sales advanced under such circumstances. However, we may not be able to recover our losses from these events, and COVID-19 has significantly increased the likelihood that we will not recover these losses. Such unrecoverable amounts could equal up to the value of the transaction or transactions settled to the creator prior to the event that has been postponed or cancelled or is otherwise disputed. This amount could be many multiples of the fees we collected from such transaction. In light of the COVID-19 pandemic, we temporarily suspended the advance payout program on March 11, 2020. We are exploring new ways to make advance payouts to qualified creators who meet strict guidelines and have started making advance payouts available to a limited number of low risk creators. As of November 3, 2020, we have extended less than $7.4 million in new advance payouts on total transacted ticket proceeds of $319.6 million since the pilot began.

As of September 30, 2020, our chargebacks and refunds reserve increased to $49.6 million from $2.7 million at December 31, 2019, an increase of $46.9 million. This increase was largely driven by the effects of the COVID-19 pandemic and related event cancellations and postponements and our estimated costs related to chargebacks and refunds, in part driven by our advance payouts program. Due to the nature of the COVID-19 situation and the limited amount of currently available data, there is a high degree of uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our recorded reserves in the future to reflect our best estimates of future outcomes, and we may pay in cash a portion of, all, or a greater amount than the $49.6 million provision recorded as of September 30, 2020.
As of September 30, 2020 our chargebacks and refunds reserve on the condensed balance sheets has decreased by $16.3 million compared to June 30, 2020. This reduction of reserves is principally driven by the reduction in the advance payouts balance which was $253.3 million as of June 30, 2020 versus $227.1 million as of September 30, 2020. Advance payout balance declined to $220.1 million as of November 4, 2020.
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
In June 2020, we completed a private offering of the 2025 Notes and received aggregate net proceeds of $144.3 million. after deducting the initial purchasers' discounts and commissions and debt issuance costs of $5.7 million. In connection with the offering of the 2025 Notes, we entered into capped call transactions with certain financial institutions (Capped Calls). We used $15.6 million of the net proceeds from the sale of the 2025 Notes to purchase the Capped Calls. We intend to use the remaining net proceeds from the sale of the 2025 Notes for general corporate purposes. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for additional information about the 2025 Notes and Capped Calls.
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
As of September 30, 2020, approximately 25.1% of our cash was held outside of the United States, which was held primarily on behalf of, and to be remitted to, creators and to fund our foreign operations. We do not expect to incur significant taxes related to these amounts.
Cash Flows
Our cash flow activities were as follows for the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(127,279)	$99,853
Investing activities	(4,608)	(11,375)
Financing activities	254,875	(40,463)
Net increase in cash, cash equivalents and restricted cash	$122,988	$48,015

Comparison of Nine Months Ended September 30, 2020 and 2019
Cash Flows from Operating Activities
The net cash used in operating activities of $127.3 million for the nine months ended September 30, 2020 was due primarily to a net loss of $204.5 million with adjustments for our provision for chargebacks and refunds of $73.2 million, impairment charges of $9.9 million related to creator advances and creator signing fees, stock-based compensation expense of $30.5 million, an increase in the provision for bad debt and creator advances of $16.7 million, depreciation and amortization of $17.3 million, amortization of creator signing fees of $7.3 million, noncash operating lease expense of $5.9 million, loss on disposal of assets of $2.4 million and accretion of debt discounts and issuance costs of $9.8 million. Additionally, the changes in our operating assets and liabilities consisted of a decrease in accounts payable to creators of $90.1 million, cash paid for refunds and chargebacks of $26.3 million, a decrease in other accrued liabilities of $9.8 million, cash paid for creator signing fees of $3.9 million, cash paid for operating lease liabilities of $7.2 million and a decrease in accrued taxes of $3.9 million, partially offset by a decrease in funds receivable of $45.3 million, an increase in accounts payable, trade of $0.6 million and a decrease in prepaid expenses and other current assets of $1.7 million.
The net cash provided by operating activities of $99.9 million for the nine months ended September 30, 2019 was due primarily to a net loss of $54.9 million with adjustments for stock-based compensation expense of $26.8 million, depreciation and amortization of $18.1 million, provisions for chargebacks and refunds of $15.2 million, amortization of creator signing fees of $7.7 million, noncash operating lease expense of $6.0 million, provisions for bad debt and creator advances of $4.0 million and impairment charges of $3.0 million related to creator signing fees and creator advances. Additionally, the changes in our operating assets and liabilities consisted of an increase in accounts payable to creators of $94.6 million, a decrease in funds receivable of $14.3 million and an increase in other accrued liabilities of $6.5 million, partially offset by cash paid for refunds and chargebacks of $14.4 million, cash paid for creator signing fees of $16.5 million, cash paid for creator advances of $6.7 million, cash paid for operating lease liabilities of $6.5 million and a decrease in accrued taxes of $4.0 million.
Cash Flows from Investing Activities
The net cash used in investing activities of $4.6 million for the nine months ended September 30, 2020 consisted of capitalized internal-use software development costs of $3.3 million and cash paid for purchases of property and equipment of $1.3 million.
The net cash used in investing activities of $11.4 million for the nine months ended September 30, 2019 consisted of capitalized software development costs of $6.4 million and purchases of property and equipment of $5.0 million.
Cash Flows from Financing Activities
The net cash provided by financing activities of $254.9 million during the nine months ended September 30, 2020 was due primarily to proceeds from issuing the Initial Term Loans and 2025 Notes of $256.7 million, net of issuance costs and proceeds from the exercise of stock options of $14.1 million, partially offset by the purchase of the Capped Calls at $15.6 million in connection with the issuance of the 2025 Notes.
The net cash used in financing activities of $40.5 million during the nine months ended September 30, 2019 was due primarily to proceeds from the exercise of stock options of $32.8 million and proceeds from the issuance of common stock under our ESPP of $2.2 million, partially offset by principal payments on our debt obligations of $73.6 million.
Concentrations of Credit Risk
As of September 30, 2020 and December 31, 2019, there were no customers that represented 10% or more of our accounts receivable balance. There were no customers that individually exceeded 10% of our net revenue during the three months or nine ended September 30, 2020 and 2019.

Contractual Obligations and Commitments
The following table summarizes our consolidated principal contractual cash obligations and rights as of September 30, 2020 (in thousands):

	Payments due by Period
	Total	Less than 1 year	Between 1-3 years	Between 3-5 years	More Than 5 Years
Term Loans Due 2025	$125,000	$—	$—	$125,000	$—
Interest obligations on Term loans (1)	95,289	5,402	12,290	77,597	—
Convertible Senior Notes Due 2025	150,000	—	—	—	150,000
Interest obligations on Convertible Senior Notes (1)	40,979	7,208	15,000	15,021	3,750
Operating lease obligations (2)	22,172	6,703	7,484	5,080	2,905
Sublease income	(2,922)	(2,521)	(401)	—	—
Future creator signing fees and creator advances (3)	29,098	5,782	18,411	4,905	—
Total	$459,616	$22,574	$52,784	$227,603	$156,655
(1) Represents aggregate interest obligations for our outstanding respective Term loans and Convertible Senior Notes that are payable in cash, excluding non-cash amortization of debt issuance costs. Borrowings under the term loans bear interest at a rate per annum equal to (i) 4.0% payable in Cash Pay Interest and (ii) 8.5% Payment in Kind (PIK) Interest. The Convertible Senior Notes bear interest at a fixed rate of 5.000% per year. For further details on our debt, refer to Note 8 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
(2) Consists of our operating lease obligations (partially offset by sublease income) for office space under non-cancelable agreements. Total payments listed represent total minimum future lease payments.
(3) Future creator signing fees and creator advances represent contractual amounts paid in advance to customers pursuant to event ticketing and payment processing agreements. Certain of the Company’s contracts include terms where future payments to creators are committed to, based on performance, as part of the overall ticketing arrangement. The Company's contracts state that these future payments require the customer to meet certain revenue milestones or minimum ticket sales provisions in order to earn the payment, and if that milestone or minimum is not met, the Company is not required to make such payment.

Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements and did not have any such arrangements during the year ended December 31, 2019 or the nine months ended September 30, 2020.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Due to the ongoing COVID-19 pandemic, there is uncertainty and significant disruption in the global economy and financial markets. We have had to make significant estimates in our unaudited condensed consolidated financial statements, specifically related to chargebacks and refunds due to cancelled or postponed events, which impacts net revenue, advance payouts, creator signing fees and creator advances. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of the date of filing of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our actual results could differ from these estimates.
Our significant accounting policies are discussed in the "Notes to Consolidated Financial Statements, Note 2. Significant Accounting Policies" in the 2019 Form 10-K. There have been no significant changes to these policies that have had a material impact on our unaudited condensed consolidated financial statements and related notes, except as noted in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
Refer to Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
As of September 30, 2020 we have outstanding Term Loans and Convertible Senior Notes which are both subject to fixed annual interest charges. We have therefore no financial or economic exposure associated with changes in interest rates. However, the fair value of these financial instruments may fluctuate when interest rates change or can be affected when the market price of our common stock fluctuates. We carry the Term Loans and Convertible Senior Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.
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
Based on that evaluation, the principal executive officer and the principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required for disclosure in reports filed or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to Company management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On June 4, 2020, three plaintiffs, seeking to represent a proposed class of individuals who purchased tickets on or after June 3, 2016, filed suit against us in the United States District Court for the Northern District of California, in a case captioned Snow, et al. v. Eventbrite, Inc., Case No. 20-cv-03698 (the Class Action). Plaintiffs allege that we failed to provide an opportunity for purchasers of tickets to events sold through our platform to obtain a refund where the event is postponed, rescheduled, or canceled. Plaintiffs seek injunctive relief in addition to restitution and monetary damages under California’s Consumer Legal Remedies Act, False Advertising Law, and Unfair Competition Law, in addition to claims brought under California common law. We deny the allegations and intend to defend the case vigorously. The case is in its early stages. While the Court denied our motion to compel arbitration, we have not yet answered the complaint, no other motions have been made, and no other rulings have been issued. We are unable to predict the likely outcome at this point.
Beginning on April 15, 2019, purported stockholders of our company filed two putative securities class action complaints in the United States District Court for the Northern District of California, and three putative securities class action complaints in the Superior Court of California for the County of San Mateo, against us, certain of our executives and directors, and our underwriters for our initial public offering (IPO). Some of these actions also name as defendants venture capital firms that were our investors as of the IPO.
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
On July 29, 2020, we entered into a settlement agreement with the lead plaintiff in the Federal Action. The “Settlement Class” is defined in the settlement agreement as “all persons and entities that purchased or otherwise acquired Eventbrite, Inc. securities: (a) pursuant or traceable to Eventbrite’s registration statement and prospectus (“Registration Statement”) issued in connection with the Company’s September 20, 2018 IPO; or (b) between September 20, 2018 and May 1, 2019, both dates inclusive (the “Class Period”), and were damaged thereby,” excluding defendants and certain of their affiliates. If members of the Settlement Class do not opt out and the settlement is approved, they will waive, release, discharge, and dismiss, and be forever barred and enjoined from asserting, instituting, maintaining, prosecuting, or enforcing, claims that, among other things, “arise out of or relate in any way to both (i) the purchase, sale, or holding of Eventbrite securities pursuant or traceable to Eventbrite’s registration statement and prospectus (“Registration Statement”) issued in connection with the Company’s September 20, 2018 IPO or were otherwise purchased, sold, or held during the Class Period, and (ii) the allegations, transactions, acts, facts, events, circumstances, statements, or omissions that were or could have been alleged or asserted by Plaintiffs or any member of the Settlement Class in the [Federal] Action or in any other action in any court or forum which relate to the subject matter of [the Federal] Action.” We recorded $1.9 million of expense during the nine months ended September 30, 2020 related to the expected settlement of the Federal Action.
On August 27, 2020, the lead plaintiff in the Federal Action filed a motion for preliminary approval of the settlement. On October 21, 2020, the Court vacated the preliminary approval hearing set for October 29, 2020, indicating that it would decide lead plaintiff’s motion for preliminary approval of settlement on the papers. On October 30, 2020, the Court issued an order continuing the hearing date for lead plaintiff’s motion for preliminary approval, tentatively scheduling a hearing for March 18, 2021.

On June 24, 2019, the state court consolidated two state actions pending at that time. The consolidated state case is titled In re Eventbrite, Inc. Securities Litigation, Lead Case No, 19-CIV-02798 (the State Action). On July 24, 2019, the two plaintiffs in the State Action filed a consolidated complaint. The consolidated complaint generally alleged that we misrepresented and/or omitted material information in our IPO offering documents, in violation of the Securities Act. The amended complaint sought unspecified monetary damages and other relief on behalf of investors who purchased our Class A common stock issued pursuant and/or traceable to the IPO offering documents. On August 23, 2019, defendants filed demurrers to the consolidated complaint. A third state-court action was filed on August 23, 2019. On September 11, 2019, that complaint was consolidated into the operative complaint filed on July 24, 2019, and the court ordered that the arguments in defendants’ pending demurrers would apply to that newly filed complaint. At the hearing on defendants’ demurrers on November 1, 2019, the court sustained the demurrer with leave to amend. On December 13, 2019, the court granted requests by two plaintiffs to voluntarily dismiss their claims without prejudice. The remaining plaintiff and two new named plaintiffs filed a first amended consolidated complaint (FAC) on February 10, 2020. Defendants filed demurrers to the FAC on March 26, 2020. On June 10, 2020, the Court held a hearing on Defendants’ demurrers. At the hearing and in a subsequent order on June 23, 2020, the court sustained the demurrers with leave to amend for failure to state a claim but did not set a deadline for plaintiffs to file their second amended consolidated complaint (SAC) given certain outstanding discovery disputes between the parties. On November 4, 2020, the court ordered plaintiffs to file the SAC on or before November 9, 2020, set a deadline of November 20, 2020 for defendants to file any demurrers to the SAC, and scheduled a hearing on defendants’ anticipated demurrers for December 17, 2020.
We believe that these actions are without merit and intend to vigorously defend them. We cannot predict the outcome of or estimate the possible loss or range of loss from the above described matters.
On July 16, 2019, we filed two complaints in the United States District Court for the Northern District of California, entitled Eventbrite, Inc. v. MF Live, Inc., et al., 3:19-CV-04084 (the MFL Action) and Eventbrite, Inc. v. Fab Loranger et al., 3:19-CV-04083 (the Loranger Action and, together with the MFL Action, the Roxodus Lawsuits). The Roxodus Lawsuits arise out of MF Live’s (MFL) cancellation of the Roxodus music festival in Ontario, Canada, and MFL's and Loranger's subsequent refusals to issue refunds to impacted ticket buyers or to reimburse us for payments to such ticket buyers. We provided ticketing and payment processing services for the event pursuant to a written contract. When the event was cancelled and MFL refused to issue refunds, we issued refunds totaling $4.0 million to ticket buyers who bought tickets on our platform. Pursuant to our Merchant Agreement, MFL was contractually required to reimburse us for such refunds, and Loranger had signed a personal guaranty agreement committing to personally honor MFL’s obligations if the entity failed to do so. Accordingly, the Roxodus Lawsuits assert claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, money had and received, and actual and constructive fraudulent transfers.
With respect to the MFL Action, there has been no meaningful progress in the case because MFL filed for bankruptcy in Canada, effectively staying the MFL Action. The case is in its early stage and we cannot predict the likelihood of success. We are monitoring and participating in the bankruptcy process pursuant to our rights under Canadian law.
With respect to the Loranger Action, on October 27, 2020, we and the defendants attended a mediation which resulted in a settlement to resolve Eventbrite’s claims. The parties are preparing to execute a long-form settlement agreement. In light of the parties’ settlement, upon the occurrence of certain agreed-upon events, we will seek to dismiss the Loranger Action with prejudice.
On June 18, 2020, we filed a Complaint in the United States District Court for the Northern District of California against M.R.G. Concerts Ltd. (MRG) and Matthew Gibbons (Gibbons), asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory judgment, unfair competition, and common counts under California law, arising out of MRG and Gibbons’s termination of certain contracts with us and their refusal to make various payments to us required by those contracts. MRG asserted counterclaims against us for breach of one of the contracts in issue, as well as for breach of the implied covenant of good faith and fair dealing, unfair competition, and declaratory judgment. On October 1, 2020, we moved to dismiss MRG’s counterclaims and certain of MRG and Gibbons’s affirmative defenses. No ruling has issued on that motion. No other motions have been filed, and no rulings have issued. The case is in its early stages, and we cannot presently predict the likelihood of success.
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

Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and other documents that we file with the U.S. Securities and Exchange Commission. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, results of operations, financial condition and prospects could be harmed. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result.

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
The global COVID-19 pandemic and the preventative and protective actions that governments, other third parties or we have taken or may in the future take in respect of COVID-19, including the shelter-in-place mandates, have resulted, and will continue to result, in a period of business disruption and reduced operations. Further, during the three months ended September 30, 2020, our net revenue decreased by 73.3% and our paid ticket volume decreased by 65.8% compared to the same period in 2019. There is significant uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on our business. We expect our net revenue trends to experience a meaningful deterioration from those achieved in fiscal 2019 and to experience a material adverse impact on our fiscal 2020 results. The extent to which COVID-19 impacts our business, result of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. The full extent to which COVID-19 impacts our business, results of operations and financial condition cannot be predicted at this time and the impact of COVID-19 may persist for an extended period of time or become more pronounced.

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
In March 2020, in light of the COVID-19 pandemic, we temporarily stopped making advance payouts to creators, which has led to creator claims against us and has put us at a competitive disadvantage to other ticketing providers that continue to make advance payouts to event creators on their platforms. We are exploring new ways to make advance payouts to qualified creators who meet strict guidelines and have started making advance payouts available to a limited number of low risk creators. As of November 3, 2020, we have extended less than $7.4 million in new advance payouts on total transacted ticket proceeds of $319.6 million since the pilot began. Our potential advance payout exposure was approximately $227.1 million as of September 30, 2020. Since mid-March 2020, creators and the funds we hold on their behalf have covered more than 99% of the advanced payout refunds requested. As of September 30, 2020, we have recorded estimated chargebacks and refunds reserves of $49.6 million on the unaudited condensed consolidated balances sheets, but it is possible that that amount will not be sufficient. Due to the nature of the COVID-19 situation and the limited amount of currently available data, there is a high degree of uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our reserves in the future to reflect our best estimates of future outcomes.
We cannot predict the outcome of or estimate the possible recovery or range of recovery from these matters. The total write-off from all lost advance payouts and other chargebacks was $13.0 million and $6.1 million for the years ended December 31, 2019 and 2018, respectively. During the nine months ended September 30, 2020, we increased our reserves for estimated chargebacks and refunds by $46.9 million, of which $43.2 million relates to our advance payouts program.
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

We have in the past, and may in the future, pay upfront creator signing fees and creator advances to certain creators when entering into exclusive ticketing or services agreements and if these arrangements do not perform as we expect or the scheduled events are cancelled, our business, results of operations and financial condition may be harmed.
We have in the past, and may in the future, pay upfront non-recoupable or recoupable signing fees to certain creators in order to incentivize them to organize certain events on our platform or obtain exclusive rights to ticket their events. These payments are common practice in certain segments of the ticketing industry and are typically made to a creator upon entering into a multi-year exclusive ticketing or service contract with us. In March 2020, in light of the COVID-19 pandemic, we substantially curtailed upfront payments to creators entering into new or renewed ticketing arrangements with us. We are also renegotiating the upfront payment portion of our contracts with some of our existing creators when such creators have missed contractual minimums to qualify for upfront payments or when such creators have experienced material adverse changes. We are continuing to evaluate our position on upfront payments, and we do not know when, or if, we will offer upfront payments to new or renewing creators in the future. We believe this lack of upfront payments will put us at a competitive disadvantage to ticketing solutions that offer cash incentives to newly acquired creators.
The multi-year exclusive arrangements that we entered into between 2014 and 2019 had an average term of 37 months and were typically for exclusive ticketing rights. A creator who receives a non-recoupable upfront payment, which we refer to as creator signing fees, keeps the entire signing upfront payment, so long as the creator complies with the terms of the creator’s contract with us, including performance of an event. If a creator does not comply with the terms of the contract or perform an event, generally the creator is obligated to repay the fees to us, although there is no guarantee that we will be able to collect such repayment. Creator signing fees, including noncurrent balances, were $13.8 million and $26.3 million as of September 30, 2020 and December 31, 2019, respectively, and, as of September 30, 2020, these payments are being amortized over a weighted-average remaining life of 3.0 years on a straight-line basis.
For recoupable fees, which we refer to as creator advances, we are entitled to recoup the entire advance by withholding all or a portion of the ticket sales sold by the creator to whom the advance was previously paid. Creator advances, including noncurrent balances, were $9.3 million and $23.2 million as of September 30, 2020 and December 31, 2019, respectively. We pay these advances based on the expectations of future ticket sales on our platform by such creators. We make the decision to make these payments based on our assessment of the past success of the creator, past event data, future events the creator is producing and other financial information. We include commercial and legal protections in our contracts that may include signing fees, such as issuing the advance only after the creator begins selling tickets on our platform and requiring a third-party to guarantee the obligations and liabilities of the creator receiving such a payment, to mitigate the financial risk of making these payments. However, event performance may vary greatly from year-to-year and from event to event. If our assumptions and expectations with respect to event performance prove wrong or if a counterparty defaults or an event is not successful or is cancelled, our return on these advances will not be realized and our business, results of operations and financial condition could be harmed.
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
We incurred net losses of $204.5 million and $54.9 million in the nine months ended September 30, 2020 and 2019, respectively, and as of September 30, 2020, we had an accumulated deficit of $577.3 million. Our net revenues were $79.3 million and $244.1 million in the nine months ended September 30, 2020 and 2019, respectively. Because of the impact of the COVID-19 pandemic, our revenue decreased significantly in the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019, and we expect that our revenue will decrease significantly in the near-term and for the year ending December 31, 2020. We do not know when our net revenue will return to its pre-COVID-19 levels, if ever.
As of September 30, 2020, our chargebacks and refunds reserve increased to $49.6 million from $2.7 million at December 31, 2019. The increase was driven by the effects of the COVID-19 pandemic and related event cancellations and postponements and our estimated costs related to chargebacks and refunds, driven primarily by our advance payouts program. Due to the rapidly evolving COVID-19 situation and the limited amount of currently available data, there is a high degree of uncertainty around these reserves and future events, and our actual losses could materially differ from these estimates. We may pay in cash a portion of, all, or a greater amount than the $49.6 million provision recorded as of September 30, 2020.
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
As of September 30, 2020, we had cash and cash equivalents of $543.3 million, of which $217.8 million was cash held on behalf of and due to our creators. The remaining cash and cash equivalents balance is available to us to fund our operating, investing and financing activities. In addition, due to the COVID-19 pandemic, which has drastically changed the landscape of the live events industry, we experienced a significant decrease in our net revenues as a result of decreased paid ticket volume and a significant increase in our operating expenses as a result of reserves recorded for our advanced payouts program and higher impairments of creator signing fees and creator advances. Our net revenues were $79.3 million and $244.1 million for the nine months ended September 30, 2020 and 2019, respectively, and the net cash (used in) provided by operating activities was $(127.3) million and $99.9 million for the nine months ended September 30, 2020 and 2019, respectively. There is significant uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on our business, and we could exhaust our available financial resources sooner than we expect.

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

Under Financial Accounting Standards Board Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20), an entity must separately account for the liability and equity components of convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion option of the 2025 Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheet and as a discount to the debt component of the 2025 Notes, which reduces their initial debt carrying value reflected as a liability on our balance sheets. The carrying value of the debt component of the 2025 Notes, net of the discount recorded, will be accreted up to the principal amount of the 2025 Notes from the issuance date until maturity, which will result in non-cash charges to interest expense in our consolidated statement of operations. Accordingly, we will report lower net income or higher net loss in our financial results because ASC 470‑20 requires interest to include both the current period’s accretion of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the trading price of the 2025 Notes. However, in August 2020, the Financial Accounting Standards Board published an Accounting Standards Update, which we refer to as ASU 2020-06, eliminating the separate accounting for the debt and equity components as described above. ASU 2020-06 will be effective for us for fiscal years beginning after December 15, 2021. However, early adoption is permitted in certain circumstances for fiscal years beginning after December 15, 2020. When effective, we expect the elimination of the separate accounting described above to reduce the interest expense that we expect to recognize for the 2025 Notes for accounting purposes.

In addition, under certain circumstances, convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the 2025 Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the 2025 Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of Class A common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. However, if accounting standards change in the future and we are not permitted to use the treasury stock method, then our diluted earnings per share may decline. For example, ASU 2020-06 amends these accounting standards, effective as of the date referred to above, to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the 2025 Notes were converted solely into shares of our Class A common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share.

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

We believe that our corporate culture has been an important contributor to our success, which we believe fosters innovation, teamwork and passion for creators. As a result of the COVID-19 pandemic, our global workforce has moved to a remote working environment. With our employees working remotely, we could face operational difficulties that could impair our ability to conduct and manage our business effectively. It is also possible that the nature of in-person work will change as a result of COVID-19. As we work from home, we may find it difficult to maintain our corporate culture, which could limit our ability to innovate and operate effectively. Further, to mitigate the impact of COVID-19 on our business, in April 2020 we reduced our workforce by approximately 45% and temporarily froze hiring, promotions and compensation increases. These actions are expected to negatively impact employee morale in the near term and our productivity and retention could suffer, which may harm our business. Further, most of our employees have been with us for fewer than three years as a result of our rapid growth in the past. If we return to growth, we must effectively integrate, develop and motivate a growing number of new employees. In addition, we recently adopted our future work plan, which will provide our workforce with the option to come into the office for work when our offices reopen, to come into the office occasionally and to work solely from home. While we believe this work plan will benefit our workforce and company, it is possible that it could result in operational difficulties and affect our culture. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, maintain our performance or execute on our business strategy, which may harm our business, results of operations and financial condition.

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
Some of our current and potential competitors have significantly more financial, technical, marketing and other resources, are able to devote greater resources to the development, promotion, sale and support of their services, have more extensive customer bases and broader customer relationships, have longer operating histories and greater name recognition than we do. For example, in certain segments of the event market, event creators are accustomed to upfront payments and advance payouts to incentivize them to join an event platform and to balance their cash flow needs. In March 2020, in light of the COVID-19 pandemic, we stopped offering upfront payments to creators entering into new or renewed ticketing arrangements with us, and we temporarily stopped making advance payouts to creators. We are exploring new ways to make advance payouts to qualified creators who meet strict guidelines and have started making advance payouts available to a limited number of low risk creators. We do not know when, or if, we will offer upfront sales incentive payments to new or renewing creators or when, or if, we will start making advance payouts available to a wider range of creators. We believe this will put us at a competitive disadvantage to ticketing solutions that offer these incentives to their creators.

We may also compete with potential entrants into the market that currently do not offer the same services but could potentially leverage their networks in the market in which we operate. For instance, large e-commerce companies such as eBay and Amazon have in the past operated, or currently operate, within the ticketing space. In addition, other large companies with large user-bases that have substantial event-related activity, such as Facebook, Alphabet and Zoom, have recently added product in the online events space. These competitors may be better able to undertake more extensive marketing campaigns and/or offer their solutions and services at a discount to ours. Furthermore, some of our competitors may customize their products to suit a specific event type, category or customer. We also compete with self-service products that provide creators with alternatives to ticket their events by integrating such self-service products with creators’ existing operations. If we are unable to compete with such alternatives, the demand for our solutions could decline.
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

Outside the United States, personal data and other user data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of information that is collected, processed and transmitted in or from the governing jurisdiction. Foreign data protection, privacy, information security, user protection and other laws and regulations are often more restrictive than those in the United States. In particular, the European Union and the European Economic Area (EEA) and their member states traditionally have taken broader views as to types of data that are subject to privacy and data protection laws and regulations, and have imposed greater legal obligations on companies in this regard. For example, the European Union General Data Protection Regulation (GDPR) became effective May 25, 2018. The GDPR applies to any company established in the EEA as well as to those outside the EEA if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of annual worldwide revenue, whichever is higher. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. For example, on September 18, 2020, Brazil enacted a data protection law which imposes strict obligations related to data processing that are similar to those in the GDPR. The penalties for non-compliance with this law will become applicable on August 1, 2021 and allow for, among other corrective measures, fines of up to R$50 million per violation. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services, require significant changes to our operations or even prevent us from offering certain services in jurisdictions in which we operate.
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
Further, following the withdrawal of the United Kingdom from the European Union and the expiry of the transition period, from January 1, 2021, we have to comply with the GDPR and separately the GDPR as implemented in the United Kingdom, each regime having the ability to fine up to the greater of €20 million/ £17 million or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, including how data transfers between European Union member states and the United Kingdom will be treated. These changes may lead to additional compliance costs and could increase our overall risk.
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
We also rely on application marketplaces, such as Apple’s App Store and Google’s Play, to drive downloads of our applications. Such marketplaces have in the past made, and may in the future make, changes to their marketplaces that make access to our products more difficult. For example, our applications may receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order in which they appear within marketplaces. Further, Apple has introduced commission fees as part of its App Store rules that could require us to start paying fees on in-app purchases of tickets to online events. Although Apple agreed to waive such commission fees until 2021, Apple’s App Store or other application marketplaces may in the future require us to pay a fee per ticket for in-app purchase, which would harm our business, results of operations and financial condition. Similarly, if problems arise in our relationships with providers of application marketplaces, traffic to our site and our user growth could be harmed.
If we do not manage the risks of operating internationally effectively, our business, results of operations and financial condition could be harmed.

In 2019 and 2018, we derived 27.5% and 27.4%, respectively, of our net revenue from outside of the United States. During the nine months ended September 30, 2020 and 2019, we derived 31.5% and 27.2%, respectively, of our net revenue from outside of the United States. In response to the COVID-19 pandemic, we implemented a restructuring plan, which included the reduction of offices outside of the United States. We currently have six offices outside the United States, including offices in the United Kingdom, Ireland, Spain, Australia, and Argentina. We have concentrated engineering and business development teams in Argentina and Spain. Our international operations and results are subject to a number of risks, including:
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
A significant number of our employees, including engineers, are located in Argentina, and therefore, a portion of our operating expenses are denominated in Argentine pesos. As of November 1, 2020, we had a total of 142 employees located in Argentina, of which 107 are engineers. If the Argentine peso strengthens against the U.S. dollar, it could have a negative impact on our results of operations as it would increase our operating expenses. Our business activities in Argentina also subject us to risks associated with changes in and interpretations of Argentine law, including laws related to employment, the protection and ownership of intellectual property and U.S. ownership of Argentine operations. Furthermore, if we had to scale down or close our Argentine operations, there would be significant time and cost required to relocate those operations elsewhere, which could have an adverse impact on our overall cost structure.
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

Doing business in Argentina poses additional challenges, such as finding and retaining qualified employees, particularly management-level employees, navigating local bureaucracy and infrastructure-related issues and identifying and retaining qualified service providers, among other risks. Specifically, the operating environment in Argentina continues to be a challenging business environment, including the continuing significant devaluation of Argentina's currency, high inflation and economic recession. Argentina's fragile economic environment is currently challenged by the COVID-19 pandemic. The long-term effects to the Argentine economy of the on-going COVID-19 pandemic are difficult to assess or predict, and may include risks to citizens’ health and safety, as well as reduced economic activity. From March through September 2020, the Argentine government introduced several measures designed to address the COVID-19 pandemic, which so far have resulted in a significant slowdown in economic activity that will adversely affect economic growth in 2020 and possibly 2021 and cannot be currently quantified. Furthermore, despite recent enactments of local anti-corruption and anti-bribery legislation in a number of developing markets such as Argentina, it may still be more common than in the United States for others to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act or similar local anti-bribery laws. For example, the Argentine Government announced a large-scale corruption investigation in Argentina in August 2018. The investigation relates to payments over the past decade to government officials from businesses who had been awarded large government contracts. Depending on the results of such investigations and the time it takes to conclude them, they could affect the investment levels in infrastructure in Argentina, as well as the continuation, development and completion of public works, which could ultimately lead to lower growth in the Argentine economy. In turn, the decrease in investors’ confidence, among other factors, could have a significant adverse impact on the development of the Argentine economy, which could harm our business, results of operations and financial condition. Our commitment to legal compliance could put us at a competitive disadvantage, and any lapses in our compliance could subject us to civil and criminal penalties that could harm our business, results of operations and financial condition.
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
We face sales and use tax and value-added tax audits in certain states and international jurisdictions and it is possible that we could face additional sales and use tax and value-added tax audits in the future in additional jurisdictions and that our liability for these taxes could exceed our reserves as state or international tax authorities could assert that we are obligated to collect additional amounts as taxes from creators and remit those taxes to those authorities. We could also be subject to audits and assessments with respect to states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales or other taxes could result in substantial tax liabilities for past sales, discourage creators from using our platform or otherwise harm our business and results of operations. Although we have reserved for potential payments of possible past tax liabilities in our financial statements as disclosed in Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements, if these liabilities exceed such reserves, our financial condition will be harmed.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of September 30, 2020, our directors, executive officers and stockholders holding more than 5% of our outstanding shares, and their affiliates, beneficially owned in the aggregate 80.2% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until September 20, 2028, the date that is the ten-year anniversary of the closing of our IPO. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. As of October 15, 2020, we had 68,281,695 shares of Class A common stock outstanding and 23,364,129 shares of Class B common stock outstanding.
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

There were no sales of unregistered equity securities during the three months ended September 30, 2020.
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

Item 6. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Index

	Description of Exhibits	Incorporated by Reference
Exhibit Number		Form	Exhibit Number	Date Filed

3.2	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	August 28, 2018
3.4	Amended and Restated Bylaws.	S-1/A	3.4	August 28, 2018
4.1	Form of Class A Common Stock Certificate.	S-1/A	4.1	September 7, 2018
10.1	Strategic Advisory Agreement between the Registrant and Lorrie Norrington, as amended			Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)			Filed herewith

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

Eventbrite, Inc.

November 5, 2020	By:	/s/ Julia Hartz
Julia Hartz
Chief Executive Officer
(Principal Executive Officer)

November 5, 2020	By:	/s/ Charles Baker
Charles Baker
Chief Financial Officer
(Principal Financial and Accounting Officer)