Form 10-K
period 2020-12-31
Eventbrite, Inc.
filed 2021-03-01
CIK 1475115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K
____________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. ☒ Yes ☐ No
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the New York Stock Exchange on such date was approximately $576.9 million.
As of February 23, 2021, 69,784,526 shares of the registrant's Class A common stock and 23,178,157 shares of the registrant's Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates information by reference from the definitive Proxy Statement to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2020.

EVENTBRITE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "appears," "shall," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements related to the impacts of the COVID-19 global health pandemic, including its impact on us, our operations, or our future financial or operational results; our expectations regarding restructuring charges with respect to the workforce reduction implemented in response to the COVID-19 global health pandemic; statements regarding our credit agreement and our convertible senior notes, including the intended use of the net proceeds; statements about our future financial performance, including our revenue, costs of revenue and operating expenses; our anticipated growth and growth strategies and our ability to effectively manage that growth; our ability to achieve and grow profitability; the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs; our ability to maintain the security and availability of our platform; our predictions about industry and market trends; our ability to attract and retain creators; our ability to successfully operate internationally; our ability to maintain, protect and enhance our intellectual property; our ability to attract and retain qualified employees and key personnel; our ability to comply with modified or new laws and regulations applying to our business; and our ability to successfully defend litigation brought against us.

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

SELECTED RISKS AFFECTING OUR BUSINESS
Investing in our common stock involves numerous risks, including the risks described in “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects. These risks include, among others, the following:
•Factors adversely affecting the live event market could impact our results of operations.
•Our results vary from quarter-to-quarter and year-to-year. Our results of operations in certain financial quarters or years may not be indicative of, or comparable to, our results of operations in subsequent financial quarters or years.
•Our business may be subject to significant chargebacks and other losses for various reasons, including due to fraud or unsuccessful, postponed or cancelled events. These chargebacks and other losses may harm our results of operations and business.
•We have in the past, and may in the future, pay upfront creator signing fees and creator advances to certain creators when entering into exclusive ticketing or services agreements and if these arrangements do not perform as we expect or the scheduled events are cancelled, our business, results of operations and financial condition may be harmed.
•Our corporate strategy and restructuring plan may not be successful.
•Our success depends on our ability to attract new creators and retain existing creators.
•If we do not continue to maintain and improve our platform or develop successful new solutions and enhancements or improve existing ones, our business will suffer.
•Our software is highly complex, and we have in the past, and may in the future, discover previously undetected errors.
•Any significant system interruption or delays could damage our reputation, result in a potential loss of creators and adversely impact our business.
•If we cannot attract and retain attendees, our business will be harmed.
•We face potential liability, expenses for legal claims and harm to our business based on the nature of the events business.
•Unfavorable outcomes in legal proceedings may harm our business and results of operations.
•Our industry is highly fragmented. We compete against traditional solutions to event management and may face significant competition from both established and new companies. If we are not able to maintain or improve our competitive position, our business could suffer.
•Our payments system depends on third-party providers and is subject to risks that may harm our business.
•The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing applications of privacy regulations.
•Our platform might be used for illegal or improper purposes, all of which could expose us to additional liability and harm our business.
•Creators rely on third-party platforms, such as Facebook and Spotify, to connect with and attract attendees and we depend on our platform of partners and developers to create applications that will integrate with our platform.
•Changes in Internet search engine algorithms and dynamics, or search engine disintermediation, or changes in marketplace rules could have a negative impact on traffic for our sites and ultimately, our business and results of operations.
•We rely on software and services licensed from other parties. Defects in or the loss of software or services from third parties could increase our costs and adversely affect the quality of our service.
•We use open source software in our platform, which could subject us to litigation or other actions.
•If we fail to adequately protect our intellectual property rights, our competitive position could be impaired and we may lose valuable assets, generate reduced revenue and incur costly litigation to protect our rights.

•Our results of operations may be adversely affected if we are subject to a protracted infringement claim or a claim that results in a significant damage award.
•If we do not manage the risks of operating internationally effectively, our business, results of operations and financial condition could be harmed.
•We have a history of losses and we may not be able to generate sufficient revenue to achieve and maintain profitability.
•Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
•We may not be able to generate sufficient cash flows or raise the additional capital necessary to fund our operations or other liquidity needs.
•Substantial levels of indebtedness could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness.
•Data loss or security breaches could harm our business, reputation, brand and results of operations.
•The dual class structure of our common stock has the effect of concentrating voting control with our directors, executive officers and their affiliates and that may depress the trading price of our Class A common stock.

PART I
Item 1. Business
Overview
Eventbrite is a global self-service ticketing and experience technology platform that serves event creators and empowers their success. Our mission is to bring the world together through live experiences, and since inception, we have been at the center of the experience economy, helping to transform the way people organize and attend events.
The global COVID-19 pandemic has tested our mission, our company and event creators in unprecedented ways. Yet, even as people around the world follow guidance to shelter in place and practice social distancing, we believe the human need to connect and feel part of a community, to share ideas, entertain and learn remains as strong as ever. For more than a decade, Eventbrite has been there, meeting this core need and sparking human connection in nearly 180 countries.
The Eventbrite platform was built as a self-service platform to make it possible for anyone to create and sell tickets to live experiences. Creators—the people who bring others together to share their passions, artistry and causes through live experiences—are our North Star, and we have built, and continue to build, our platform to provide them with an intuitive, secure and reliable way to plan and execute their live and online events and scale their operations. We have a creator-aligned business model: we succeed when our creators succeed. We allow hosts of free events to use our platform for free and we charge creators of paid events on a per-ticket basis when an attendee purchases a paid ticket for an event. Our platform integrates seamlessly with internally-developed and third-party features designed to help our creators sell more tickets and scale their businesses.
The global COVID-19 pandemic has significantly impacted our company and the events industry as a whole as disease and government and third-party preventative and protective measures have limited the ability to gather in-person. We acted swiftly to implement cost savings, access capital to strengthen our financial position and shift our strategy to focus on our self-service creator experience and support for virtual events. Although our 2020 paid ticket volumes remained well below normal levels due to restrictions on in-person gatherings, we continued to see meaningful creator engagement throughout 2020 as creators pivoted to hosting virtual events and live events returned in select markets. We expect the recovery of live events will be neither quick nor linear, but we believe that by leaning into our core strengths—entrepreneurial creators, smaller events and self-service—we will help our creators successfully navigate the recovery and believe we have positioned Eventbrite for success over the long term.
In 2020, we helped more than 650,000 creators issue over 230 million free and paid tickets to approximately 4.6 million events in nearly 180 countries.
Our Opportunity
As of 2018, the global “experience economy” represented an estimated market opportunity of 16 billion paid tickets. We have positioned ourselves as a leader specializing in mid-market experiences—the millions of events globally that fall between stadium-scale events and small personal gatherings. Prior to coming to Eventbrite, many event creators used ad hoc solutions, including spreadsheets and pen and paper, to bring their events to life. We believe we uniquely solve their specific needs and enable them to bring their passions to their audiences.
Our Growth Strategy
2020 gave us the opportunity to revisit core, long-term choices about who we serve and how we differentiate ourselves from our competitors.
While Eventbrite has and will continue to open its arms to event creators who can successfully self-serve and host events on our platform, frequent creators are at the center of our strategy. Frequent creators typically host live (virtual and/or in-person) events monthly, with fewer than 50 attendees per event. They quickly build their audience, constantly evolve to keep growing and aim to make a career out of their events-based offering. In 2020, over two-thirds of all ticket fees were generated by frequent creators, who hosted five times more paid events than the average paid-event creator. Frequent creators feel confident when they are able to bring people together and run a successful event that helps them build their audience. For them, success is defined in simple terms: a well-attended event with happy attendees who plan to come back. Eventbrite is their tool for both expressing their skills and building their community.
Many frequent creators operate by cobbling together a handful of disparate services and vendors to sustain their events based business. Our strategy is to solve their specific needs through a holistic self-service solution that builds their confidence, enables them to reach new audiences and grow their business.

The key elements of our growth strategy are:
Build Creator Confidence. We strive to build a product experience and brand that will delight our frequent creators and help give them the confidence to hold more events and achieve their business goals, thereby driving our own success and revenue. We plan to build tools that will enable creators to expand their reach and engagement, as we refine our platform to make it even more intuitive and easy-to-use, particularly for creating and managing multiple events. Our industry insights and reinforcement of creators’ success are designed to give creators confidence to hold another event.
Leverage our Scale. The market for event management solutions remains highly fragmented, and we intend to use our scale to provide a differentiated experience for our creators and consumers. We plan to continue to invest in search engine optimization and authoritative content to reinforce the prominence of our destination and the visibility of our event listings—both of which are key competitive advantages. We also plan to provide creators with actionable insights from creator and consumer data, and engage our millions of consumers through an impactful, memorable product experience.
Win Consumer Trust. We believe that by earning consumer trust we will be able to provide our event creators with a larger, more engaged audience, thereby driving our own success and revenue. We plan to enhance our search and discovery capabilities to enable consumers to more easily find events that are high quality and relevant to them. Further, we intend to use our data capabilities to provide reliable and relevant recommendations to consumers to drive reach and engagement. We also plan to build buyer confidence by increasing confidence in the event creators they are buying from.
We believe that these three elements will help set us apart from our competitors. As we better attract and retain frequent creators, they will create more events on the Eventbrite platform. More events will lead to more consumers on the Eventbrite platform. Greater scale allows us to provide smarter insights and tools for creators and consumers alike. And by providing more and more value to both creators and consumers, we believe we can become the most trusted-and most used-platform for events.
COVID-19 Impact on our Business
The COVID-19 pandemic and the self-imposed social distancing and government mandates to restrict gatherings of people have had a significant negative impact on our results of operations for 2020. Although we have seen our revenue partially recover since its low point in March 2020, particularly as we saw live events return in some countries outside the United States where COVID-related mandates eased or ended, our net revenue and paid ticket volume remained well below historic averages in the fourth quarter of 2020. Throughout the year, we experienced a significant decrease in our net revenues as a result of decreased paid ticket volume, increased refunds of our fees and increased estimated future refunds of our fees. We also recorded a significant increase in our reserves for estimated chargebacks and refunds related to advance payouts and higher impairment charges for creator signing fees and creator advances.
In the first half of 2020, we acted quickly to adjust to a world gripped by the global pandemic. In April 2020, we decided to refocus our strategy on acquiring and retaining creators who are able to use our platform with limited training, support or professional services. Many of these services were costly for us to deliver and afforded limited scope for sustainable differentiation or strong profitability. As a result of ceasing these offering, however, we may no longer be the best ticketing option for some creators and, consequently, have renegotiated or terminated some of our pre-existing customer contracts. At this time, we are not able to estimate with confidence the number of creators or the amount of revenue that may leave or has left our platform as a result of our strategy refocus as opposed to the impact of events simply not being held due to COVID-19.
In addition to our strategy refocus, we strengthened our Company by reducing ongoing costs by at least $100 million annually and raising capital we believe will help us to successfully execute our long-term strategy. For our creators, we provided guidance and functionality to enable them to carefully resume in-person events in compliance with social-distancing mandates. We also introduced new features such as creator Credits to compensate attendees for cancelled events instead of cash, and integrations with partners like Zoom to ease the transition to digital events. Internally, in addition to continuing to invest in our platform, we have worked to hone our customer acquisition strategy. We believe that the steps we have taken since March 2020—focusing on the most attractive customer segments and investing in our self-service business model—will help position Eventbrite as a strong player in our market.
Our Platform
We leverage technology to connect event creators and attendees through live experiences. Our platform consists of the Eventbrite Platform, our event creators and our technology.

The Eventbrite Platform
Eventbrite was founded with a creator-first ethos and our deep connection to creator communities around the world has helped us to anticipate their needs across the lifecycle of their events. From marketing and ticketing to event analytics, we built our self-service solution by listening to our creators. In November 2020, we acquired ToneDen, a social marketing platform to help enhance our customer engagement capabilities by offering our creators various marketing tools.
We designed our platform to produce consistent and reliable performance and to handle surges in traffic and transaction volume associated with high-demand on-sales and support millions of events each year. This approach gives creators a platform that can scale to their needs, offering everything from basic registration and ticketing to a fully-featured event management platform.
We offer alternative pricing packages in order to be able to meet the varying needs of creators who come to our platform. We offer three different pricing packages with corresponding levels of features to provide flexibility for each creator: Essentials, Professional and Premium. To help drive the growth of our business, we have periodically adjusted the pricing and components of our packages.
Our Event Creators
Event creators are the heart and soul of Eventbrite, and we build our platform with them in mind. Eventbrite creators are predominantly small teams, composed of 10 or fewer people. Most find their way to Eventbrite by keyword search, on the recommendation of other creators, or through their own Eventbrite experiences as attendees. Prior to coming to Eventbrite, many of our creators used ad hoc solutions, including generic email and spreadsheet programs, to track attendees and ticket sales.
While any event creator can host self-service events on our platform, our frequent creators are the key target for our business. These creative entrepreneurs tend to have a passion or a skill that they express through events, events tend to be the center of their business and they excel at community-building, especially online.

Frequent Paid Creators as % Paid-event creators

40%
Frequent Paid Creators
Other Paid Creators

Average Number of Paid Events per Paid Creator

Frequent Paid Creators
Other Paid Creators

Ticket Fees Generated

Other Creators
>2/3
Frequent Paid
Creators

Our engineering team has built a sophisticated platform to meet the complex needs of millions of event creators across borders, languages and devices. We are continuing to strengthen our platform infrastructure as we shift from a monolithic architecture to one based on microservices. We believe the microservices infrastructure we are building will improve our platform's overall velocity, scalability and availability and ultimately benefit our event creators.
In the second half of 2020, we decided to leverage more of Amazon Web Service's technology, including Kinesis, DynamoDB and Step Functions, which we believe will result in increased engineering efficiency and enable our engineering team to dedicate more resources toward delivering customer value.
Built for Self-Service
Our self-service approach has allowed us to pioneer a powerful business model that drives our go-to-market strategy and allows us to efficiently serve a large number and variety of creators. It also enabled us to reposition our strategy during COVID-19 to continue building the best product for our creators while effectively managing our operational expenses. Historically, we derived approximately half our revenue from creators who signed themselves up to use our platform and approximately half our revenue from creators acquired through our sales channels, many of whom expected significant customer support. In April 2020, in response to the COVID-19 pandemic, we decided to refocus our strategy on acquiring and retaining creators who use our platform with minimal training, support or professional services, rather than creators who require significant event success and customer support.
Third-Party Developers

Our technology infrastructure facilitates product development and allows third-party developers to integrate features and functionality from Eventbrite into their environment. Our platform also allows developers to seamlessly integrate services from third-party partners. The Eventbrite App Store makes it easy for creators to find and install these solutions to help them market their events, engage with their audience, increase their productivity and track analytics.
Human Capital
Eventbrite is committed to bringing the world together through live experiences, and we like to think about working at Eventbrite as the ultimate live experience. In order to continue building on our innovative self-service ticketing and experience technology platform, it is important that we attract and retain strong employees. As part of these efforts, we strive to offer a competitive compensation and benefits program tailored to our employees needs across our global locations. We also provide meaningful perks and work to foster a diverse and inclusive culture and connect our employees with opportunities to make an impact in their communities.
As of December 31, 2020, we had a total of 611 employees, 352 were in the United States and 259 were in our international locations. In April 2020, we announced a global workforce reduction impacting approximately 45% of our employees as part of an expense reduction plan related to the impact of COVID-19. None of our employees are represented by a collective bargaining agreement.
Compensation and Benefits Program
Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to drive our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide employees with compensation packages that include base salary, cash bonuses for certain employees, and long-term incentives in the form of stock. We believe that a competitive compensation program with both short-term and long-term award opportunities tied to the achievement of meaningful performance metrics, allows us to align employees with stockholders interests. In addition to our compensation programs, we also offer benefits tailored to our local employees globally such as life and health (medical, dental & vision) insurance, unlimited paid time off, paid parental leave, retirement plans and a wide variety of perks and stipends.
Diversity and Inclusion
We believe that progress as a society and as a company comes from proactively fostering diversity, equity and inclusion with tangible, evidence-based practices that we believe are key to attracting and retaining top talent. We are committed to hiring and retaining a diverse, equitable and inclusive team through initiatives that will ensure we are considering a diverse slate of candidates for all mid-level and higher positions and conducting audits to ensure pay equity. To foster an increased sense of inclusion at Eventbrite, we are committed to hosting ongoing workshops, conversations, exercises and training to explore how we can create change in our roles to foster more diversity, equity, and inclusion. Further we support social justice by using our platform and marketing channels to amplify creators and attendees that represent diverse genders, sexuality, race and ethnic groups and to promote racial and social justice, equality, equity and civic action, and prioritizing diversity in our vendors. Our employee “BriteBelonging'' groups also help to build an inclusive culture through company events and education, participation in our recruitment efforts, and input into our hiring strategies.
Social Impact
Our social impact mission is to amplify the power of live connections and lift up one another, our communities, and the planet. We believe our commitment to these live connections enhances our efforts to attract and retain high performing employees. Through our BriteImpact program, our employees are offered paid volunteer time to engage with their communities and further advance causes they believe in. We have lobbied and advocated on behalf of the event community impacted by COVID-19 and empowered event creators to prioritize safety when hosting in person events with our COVID-19 Safety Playbook for Events. Further, to enhance voter turnout in the United States, we partnered with Headcount, to assist event creators in providing their attendees with a path to voter registration when buying tickets to their events.
Competition
The market for event management solutions is highly fragmented and is impacted by shifting creator and attendee needs and changing technology and consumer trends. We also compete with internally-developed systems. This competitive landscape provides creators and attendees with many channels to promote or engage with live experiences.
We believe that our competitors fall into four broad groups: internally-developed ad hoc systems that creators cobble together on their own; event management software vendors, who are typically dedicated to a particular category of events in a limited number of countries; smaller niche or regional providers, who are typically smaller in scale and have limited technology and feature functionality; and more recently, large technology companies who have added products in the online events space and whose user-bases have substantial event-related activity, such as Facebook, Alphabet and Zoom.
With respect to each of these competitor types, we seek to differentiate ourselves by being an event technology platform first and foremost, continuing to build a self-service product that will delight event creators, leveraging our scale and helping to build larger, more engaged audiences for our event creators.
Intellectual Property
Our ability to protect our intellectual property, including our technology, is an important factor in the success of our business. We rely on intellectual property laws, including trademarks, domain names, copyrights, trade secrets and patents laws, in the U.S. and abroad. We also use contractual provisions and restrictions governing access to our proprietary technology, including the use of confidentiality agreements and assignment of inventions agreements with employees, independent contractors, consultants, and companies with which we conduct business. As of December 31, 2020, we had 13 issued patents, which expire between 2031 and 2032, and one patent application pending in the United States. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.
Despite our efforts to protect our intellectual property, unauthorized parties may still copy or otherwise obtain and use our technology.
Government Regulations
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
Information about Geographic Revenue
Information about geographic revenue is set forth in Note 15 of our Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Corporate Information
Eventbrite, Inc. was incorporated in Delaware in March 2008. Our corporate headquarters are located at 155 5th Street, 7th Floor, San Francisco, California 94103. Our website address is www.eventbrite.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K.
Additional Information
The following filings are available through our investor relations website after we file them with the Securities and Exchange Commission (SEC): Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our Proxy Statement for our annual meeting of stockholders. These filings are also available for download free of charge on our investor relations website. Our investor relations website is located at http://investor.eventbrite.com/. The SEC also maintains a website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.
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
In addition, we may, from time to time, announce material business and financial information to investors using our investor relations website, filings with the SEC, press releases, public conference calls and webcasts. We use these media, including our investor relations website, to communicate with the public about our Company and other issues. It is possible that the information we make available may, from time to time, be deemed to be material information. Therefore, we encourage investors, the media and others interested in our Company to review the information we make available on our investor relations website. Visitors to our website can also register to receive automatic email and other notifications alerting them when new information is made available on the investor relations website.
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
The ongoing global COVID-19 pandemic and the preventative and protective actions that governments, other third parties or we have taken or may in the future take in respect of COVID-19, including the shelter-in-place mandates, have resulted, and will continue to result, in a period of business disruption and reduced operations. In mid-2020, we saw some loosening of government-mandated COVID-19 restrictions in certain locations in response to improved COVID-19 infection levels. However, upon worsening COVID-19 infection rates in certain locations in late fiscal 2020 and in early fiscal 2021, local governmental authorities have either re-imposed some or all of earlier restrictions or imposed other restrictions, all in an effort to prevent the spread of COVID-19. During the year ended December 31, 2020, our net revenue decreased by 68% and our paid ticket volume decreased by 57% compared to the same period in 2019.
Further, in late fiscal 2020 and early fiscal 2021, vaccines for combating COVID-19 were approved by health agencies in certain countries and regions in which we operate (including the United States, United Kingdom, European Union, Canada and Australia) and began to be administered. However, initial quantities of vaccines are limited and vaccine distributions, controlled by local authorities, are being allocated, generally first to front-line health care workers and other essential workers and next to those members of individual populations believed most susceptible to severe effects from COVID-19. It is unclear if and when full administration of the COVID-19 vaccines will occur.
There is significant uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on our business. The extent to which COVID-19 impacts our business, result of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, including new variants, the actions taken to contain it or treat its impact and the distribution and efficacy of vaccines. The full extent to which COVID-19 impacts our business, results of operations and financial condition cannot be predicted at this time and the impact of COVID-19 may persist for an extended period of time or become more pronounced.
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
Historically, for qualified creators who applied for payments in advance of their events to fund event-related costs, we passed proceeds from ticket sales to the creators prior to the events as we received the ticket sales proceeds, subject to certain limitations. We refer to these payments as advance payouts. When we provide advance payouts, we assume significant risk that the event may be cancelled, postponed, fraudulent, materially not as described or removed from our platform due to its failure to comply with our terms of service, merchant agreement or community guidelines, resulting in significant chargebacks, refund requests and/or disputes between attendees and creators. This risk has been significantly exacerbated by the unprecedented nature of the COVID-19 pandemic. The terms of our standard merchant agreement obligate creators to repay us for ticket sales advanced under such circumstances. However, we may not be able to recover our losses from these events, and COVID-19 has significantly increased the likelihood that we will not recover these losses. Such unrecoverable amounts could equal up to the value of the transaction or transactions settled to the creator prior to the event that has been postponed or cancelled or is otherwise disputed. This amount could be many multiples of the fees we collected from such transactions.
In March 2020, in light of the COVID-19 pandemic, we temporarily stopped making advance payouts to creators, which has led to creator claims against us and has put us at a competitive disadvantage to other ticketing providers that continue to make advance payouts to event creators on their platforms. We are exploring new ways to make advance payouts to qualified creators who meet strict guidelines and have started making advance payouts available to a limited number of low risk creators. As of February 23, 2021, the advance payout balance stood at $220.1 million, which includes approximately $9.5 million of recently issued advance payouts, as the company has resumed the program on a limited basis. Our potential advance payout exposure was approximately $226.6 million as of December 31, 2020.
Since mid-March 2020, creators and the funds we hold on their behalf have covered more than 99% of the advanced payout refunds requested. The total write-off from all lost advance payouts and other chargebacks was $3.3 million and $13.0 million for the years ended December 31, 2020 and 2019, respectively. Despite the reduction in write-offs, which is mainly due to events being postponed or rescheduled to a later date and an updated policy for refunding attendees, we have increased our reserves for estimated chargebacks and refunds by $30.5 million. This mainly relates to our advance payouts program for which we have recorded an estimated chargebacks and refunds reserve of $33.2 million on the consolidated balance sheets as of December 31, 2020. Due to the nature of the COVID-19 situation and the limited amount of currently available data, there is a high degree of uncertainty around the outcome of events that are currently postponed or rescheduled and the remaining advance payouts balance. It is possible that this amount will not be sufficient and our actual losses could be materially different from our current estimates. We will adjust our reserves in the future to reflect our best estimates of future outcomes. We cannot predict the outcome of or estimate the possible recovery or range of recovery from these matters.
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
We have in the past, and may in the future, pay upfront non-recoupable signing fees and recoupable advances to certain creators in order to incentivize them to organize certain events on our platform or obtain exclusive rights to ticket their events. These payments are common practice in certain segments of the ticketing industry and are typically made to a creator upon entering into a multi-year exclusive ticketing or services contract with us. In March 2020, in light of the COVID-19 pandemic, we substantially curtailed upfront payments to creators entering into new or renewed ticketing arrangements with us. We are also renegotiating the upfront payment portion of our contracts with some of our existing creators when such creators have missed contractual minimums to qualify for upfront payments or when such creators have experienced material adverse changes to their business or operations. We are continuing to evaluate our position on upfront payments, and we do not know when, or if, we will offer upfront payments to new or renewing creators in the future. We believe this lack of upfront payments will put us at a competitive disadvantage to ticketing solutions that offer cash incentives to newly acquired creators.
The multi-year exclusive arrangements that we entered into between 2015 and 2020 had an average term of 36 months and were typically for exclusive ticketing rights. A creator who receives a non-recoupable upfront payment, which we refer to as creator signing fees, keeps the entire upfront payment, so long as the creator complies with the terms of the creator’s contract with us, including performance of an event and achievement of certain ticket sale minimums. If a creator does not comply with the terms of the contract or perform an event, generally the creator is obligated to repay the upfront payment to us, although there is no guarantee that we will be able to collect such repayment. Creator signing fees, net, including noncurrent balances, were $9.5 million and $26.3 million as of December 31, 2020 and December 31, 2019, respectively, and, as of December 31, 2020, these payments are being amortized over a weighted-average remaining life of 3.3 years on a straight-line basis.
For recoupable signing fees, which we refer to as creator advances, we are entitled to recoup the entire advance by withholding all or a portion of the ticket sales sold by the creator to whom the advance was previously paid until we have fully recouped the advance. Creator advances, net, including noncurrent balances, were $6.7 million and $23.2 million as of December 31, 2020 and December 31, 2019, respectively. We pay these advances based on the expectations of future ticket sales on our platform by such creators. We make the decision to make these payments based on our assessment of the past success of the creator, past event data, future events the creator is producing and other financial information. We include commercial and legal protections in our contracts that may include advances, such as issuing the advance only after the creator begins selling tickets on our platform and requiring a third-party to guarantee the obligations and liabilities of the creator receiving such a payment, to mitigate the financial risk of making these payments. However, event performance may vary greatly from year-to-year and from event to event. If our assumptions and expectations with respect to event performance prove wrong or if a counterparty defaults or an event is not successful or is cancelled, our return on these advances will not be realized and our business, results of operations and financial condition could be harmed.
Our corporate strategy and restructuring plan may not be successful.
In April 2020, in response to the COVID-19 pandemic, we decided to refocus our strategy on acquiring and retaining creators who are able to use our platform with limited training, support or professional services, rather than creators who require significant support from our customer success and/or field operations functions. As a result, we have renegotiated or terminated the contracts of many of the creators acquired through our sales channel, many of whom expected significant customer support, and reduced the size of our sales, customer success and field operations teams. Further, because many creators are not hosting events due to COVID-19, we are not able to estimate the number of creators who left our platform as a result of the service level changes as opposed to those who have simply not held events due to the pandemic. As of December

31, 2019, high-touch sales creators made up approximately half of our gross ticket fees. In April 2020, we also announced a global workforce reduction impacting approximately 45% of our employees as part of an expense reduction plan related to the impact of COVID-19. The success of this restructuring will depend on, among other things, our ability to implement the refocused strategy, reduce operating expenses and retain senior management and other highly qualified personnel, and the success of our refocused strategy itself. Our workforce after this restructuring may not be sufficient to fully execute our strategy, and we may not be able to effectively attract or retain senior management or other qualified employees needed to implement this strategy. If we are unable to successfully execute our strategy, or if our strategy itself is not successful, our business, results of operations and financial condition may be adversely affected.
Our success depends on our ability to attract new creators and retain existing creators.
In April 2020, in response to the COVID-19 pandemic, we decided to refocus our strategy on acquiring and retaining creators who are able to use our platform with limited training, support or professional services, rather than creators who required significant support from our customer success and/or field operations functions. As of December 31, 2019, creators acquired through our sales channel, many of whom expected significant customer support, made up approximately half of our gross ticket fees. As part of this effort, we have reduced the size of our sales, customer success and field operations teams. Many creators who require a higher level of customer support have renegotiated or terminated their contracts with us, and more such creators may do so in the future. At this time, we are not able to estimate the number of creators who left our platform as a result of the service level changes as opposed to those who have simply not held events due to the pandemic.
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
We incurred net losses of $224.7 million and $68.8 million in the year ended December 31, 2020 and 2019, respectively, and as of December 31, 2020, we had an accumulated deficit of $597.5 million. Our net revenues were $106.0 million and $326.8 million in the year ended December 31, 2020 and 2019, respectively. Because of the impact of the COVID-19 pandemic, our revenue decreased significantly in the year ended December 31, 2020 as compared to December 31, 2019, and we expect that our revenue may decrease significantly in the near-term. We do not know when our net revenue will return to its pre-COVID-19 levels, if ever.
As of December 31, 2020, our chargebacks and refunds reserve increased to $33.2 million from $2.7 million at December 31, 2019. The increase was driven by the effects of the COVID-19 pandemic and related event cancellations and postponements and our estimated costs related to chargebacks and refunds, driven primarily by our advance payouts program. Due to the rapidly evolving COVID-19 situation and the limited amount of currently available data, there is a high degree of uncertainty around these reserves and future events, and our actual losses could materially differ from these estimates. We may pay in cash a portion of, all, or a greater amount than the $33.2 million reserve recorded as of December 31, 2020.
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
As of December 31, 2020, we had cash and cash equivalents of $505.8 million, of which $191.1 million was cash held on behalf of and due to our creators. The remaining cash and cash equivalents balance is available to us to fund our operating, investing and financing activities. In addition, due to the COVID-19 pandemic, which has drastically changed the landscape of the live events industry, we experienced a significant decrease in our net revenues as a result of decreased paid ticket volume and a significant increase in our operating expenses as a result of reserves recorded for our advanced payouts program and higher impairments of creator signing fees and creator advances. Our net revenues were $106.0 million and $326.8 million for the year ended December 31, 2020 and 2019, respectively, and the net cash (used in) provided by operating activities was $156.9 million and $30.0 million for the year ended December 31, 2020 and 2019, respectively. There is significant uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on our business, and we could exhaust our available financial resources sooner than we expect.
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
•our results of operations.
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
The credit agreement we entered into in May 2020 provides for initial term loans in the aggregate principal amount of $125.0 million and delayed draw term loans in an aggregate principal amount of up to $50.0 million, subject to certain adjustments, which delayed draw term loans may only be accessed from December 31, 2020 until September 30, 2021, subject to certain conditions. In addition, in June 2020, we issued $150.0 million aggregate principal amount of 5.000% convertible senior notes due 2025 (2025 Notes). The term loans, the 2025 Notes and any additional funding from debt financings may make it more difficult for us to operate our business because a portion of our cash generated from internal operations will be used to make principal and interest payments on the indebtedness and we are, or may be, obligated to abide by restrictive covenants contained in the debt financing agreements. See the risk factors below titled “Substantial levels of indebtedness could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness” and “The terms of our debt covenants limit our discretion in operating our business and any failure to comply with such covenants could result in the default of all of our debt.”
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
In May 2020, we entered into a credit agreement that provides for initial term loans in the aggregate principal amount of $125.0 million and delayed draw term loans, which are currently available to us in an aggregate principal amount of $100.0 million. In accordance with the terms of the credit agreement, the amount currently available under the delayed draw term loans is $50.0 million as a result of the Company issuing $150.0 million in convertible senior notes. The delayed draw term loans may only be accessed from December 31, 2020 until September 30, 2021, subject to certain conditions. In addition, in June 2020, we issued $150.0 million aggregate principal amount of 5.000% convertible senior notes due 2025. Substantial levels of indebtedness would increase the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to long-term indebtedness include:
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
In addition, our credit agreement requires that we meet certain financial tests, including, a minimum EBITDA covenant that will be tested on a consolidated basis beginning in the fiscal quarter ending December 2021 and a liquidity covenant. Our ability to satisfy these tests may be affected by factors and events beyond our control, and we may be unable to meet such tests in the future.
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
The accounting method for reflecting the 2025 Notes on our balance sheet, accruing interest expense for the 2025 Notes and reflecting the underlying shares of our Class A common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition. We expect that, under applicable accounting principles, the initial liability carrying amount of the 2025 Notes will be the fair value of a similar debt instrument that does not have a conversion feature, valued using our cost of capital for straight, non-convertible debt. We expect to reflect the difference between the net proceeds from the offering of the 2025 Notes and the initial carrying amount as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the 2025 Notes. As a result of this amortization, the interest expense that we expect to recognize for the 2025 Notes for accounting purposes will be greater than the cash interest payments we will pay on the 2025 Notes, which will result in lower reported income or higher reported loss. The lower reported income or higher reported loss resulting from this accounting treatment could depress the trading price of our Class A common stock and the 2025 Notes. However, in August 2020, the Financial Accounting Standards Board published an Accounting Standards Update, which we refer to as ASU 2020-06, eliminating the separate accounting for the debt and equity components as described above. ASU 2020-06 will be effective for us for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. However, early adoption is permitted in certain circumstances for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. When we adopt ASU 2020-06, we expect the elimination of the separate accounting described above to reduce the interest expense that we expect to recognize for the 2025 Notes for accounting purposes.
In addition, because we intend to settle conversions by paying the conversion value in cash up to the principal amount being converted and any excess in shares, we expect to be eligible to use the treasury stock method to reflect the shares underlying the 2025 Notes in our diluted earnings per share. Under this method, if the conversion value of the 2025 Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all the 2025 Notes were converted and that we issued shares of our Class A common stock to settle the excess. However, if reflecting the 2025 Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the 2025 Notes does not exceed their principal amount for a reporting period, then the shares underlying the 2025 Notes will not be reflected in our diluted earnings per share. In addition, if accounting standards change in the future and we are not permitted to use the treasury stock method, then our diluted earnings per share may decline. For example, ASU 2020-06 amends these accounting standards, effective as of the dates referred to above, to eliminate the treasury stock method for convertible instruments and instead requires application of the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the 2025 Notes were converted solely into shares of Class A common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share.
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
Our ability to attract and retain creators depends in large part on our ability to provide a user-friendly and effective platform, develop and improve our platform and introduce compelling new solutions and enhancements. Our industry is characterized by rapidly changing technology, new service and product introductions and changing demands of creators. We spend substantial time and resources understanding creators’ needs and responding to them. Building new solutions is costly and complex, and the timetable for commercial release is difficult to predict and may vary from our historical experience. In response to the COVID-19 pandemic, we shifted our focus to attracting and retaining creators who use our platform with limited training, support or professional services and reduced our workforce by approximately 45%, including engineering and development personnel. This shift in focus and decrease in our workforce will likely result in fewer, more targeted product enhancements and a slower product development timetable than we have experienced in the past. In addition, after development, creators may not be satisfied with our enhancements or perceive that the enhancements do not adequately meet their needs. The success of any new solution or enhancement to our platform depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with our platform, creator awareness and overall market acceptance and adoption. If we do not continue to maintain and improve our platform or develop successful new solutions and enhancements or improve existing ones, our business, results of operations and financial condition could be harmed.
Our software is highly complex, and we have in the past, and may in the future, discover previously undetected errors.
The software underlying our platform is highly complex and we have in the past, and may in the future, detect previously undetected errors or vulnerabilities, some of which may only be discovered after the code has been used in a production environment to deliver products and services. Any real or perceived errors, failures, bugs or other vulnerabilities discovered in our code could result in negative publicity and damage to our reputation, loss of creators and attendees, loss of or delay in market acceptance of our platform, loss of competitive position, loss of revenue or liability for damages, overpayments and/or underpayments, any of which could harm the confidence of creators and attendees on our platform, our business, results of operations and financial condition. In such an event, we may be required or may choose to expend additional resources in order to help correct the problem which may divert engineering staff from building new solutions or product enhancements. Because creators use our platform for processes that are critical to their businesses, errors, failures or bugs in our code have resulted, and could in the future result, in creators seeking significant compensation from us for any losses they suffer and/or ceasing conducting business with us altogether. There can be no assurance that provisions typically included in our agreements with creators that attempt to limit our exposure to claims would be enforceable or adequate or would otherwise protect us from liabilities or damages with respect to any particular claim. Even if unsuccessful, a claim brought against us by any creators would likely be time-consuming and costly to defend and could harm our business, results of operations and financial condition.
Further, over the past decade, we have continued to build complex code to evolve our product offerings. We are investing resources to reduce the complexity of the code underlying our software, and as a result, some of our engineering talent has been diverted from building new solutions or product enhancements. If our efforts to reduce the complexity of our code do not result in the improvement of our platform or if the diversion of our engineering staff prevents us from developing successful new solutions and enhancements, our business, results of operations and financial condition could be harmed.
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

The global COVID-19 pandemic and the preventative and protective actions that governments, other third parties or we have taken or may in the future take in respect of COVID-19, including the shelter-in-place mandates, have resulted, and will continue to result, in a significant decrease in the number of in-person events ticketed by our platform. With this significant drop in in-person event inventory, it is difficult for us to attract and retain attendees. After shelter-in-place and social distancing policies are relaxed, consumers may not immediately feel safe gathering in-person. We do not expect large-scale gatherings to occur in the near-term. The extent to which COVID-19 impacts our ability to retain and attract new attendees will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, the actions taken to contain it or treat its impact, the emergence of new COVID-19 variants and the distribution and efficacy of the COVID-19 vaccines. The full extent to which COVID-19 impacts our business, results of operations and financial condition cannot be predicted at this time and the impact of COVID-19 may persist for an extended period of time or become more pronounced.
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
•breaches and other security incidents that could compromise the data of attendees; and
•availability of our customer service channels and our ability to get information and respond to complaints and other issues in a timely and effective manner.
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
We face significant competition for personnel, particularly in the San Francisco Bay Area, Nashville, Tennessee and Mendoza, Argentina. To attract top talent, we have had to offer, and believe we will need to continue to offer, competitive compensation and benefits packages. We may also need to increase our employee compensation levels in response to competition. In April 2020, as a result of the COVID-19 pandemic, we reduced our global workforce by approximately 45%. This workforce reduction may hurt our employment brand and may make it more difficult to hire employees in the future. Further, as the economy recovers from the COVID-19 pandemic, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and our employee morale, productivity and retention could suffer, which may harm our business.

Our corporate culture has contributed to our success, and if we cannot maintain this culture, we could lose the innovation, creativity and teamwork fostered by our culture, which could harm our business.
We believe that our corporate culture has been an important contributor to our success, which we believe fosters innovation, teamwork and passion for creators. As a result of the COVID-19 pandemic, our global workforce has moved to a remote working environment until it is safe to re-open our offices. With most of our employees working remotely, we could face operational difficulties that could impair our ability to conduct and manage our business effectively. It is also possible that the nature of in-person work will change as a result of COVID-19. As we work from home, we may find it difficult to maintain our corporate culture, which could limit our ability to innovate, operate effectively and retain employees. Further, to mitigate the impact of COVID-19 on our business, in April 2020 we reduced our workforce by approximately 45% and temporarily froze hiring, promotions and compensation increases. These actions are expected to negatively impact employee morale in the near term and our productivity and retention could suffer, which may harm our business. Further, most of our employees have been with us for fewer than three years as a result of our rapid growth in the past. If we return to growth, we must effectively integrate, develop and motivate a growing number of new employees. In addition, we recently adopted our future work plan, which will provide our workforce with the option to come into the office for work when our offices reopen, to come into the office occasionally or to work solely from home. While we believe this work plan will benefit our workforce and company, it is possible that it could result in operational difficulties and affect our culture. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, maintain our performance or execute on our business strategy, which may harm our business, results of operations and financial condition.
We face potential liability, expenses for legal claims and harm to our business based on the nature of the events business.
We face potential liability and expenses for legal claims relating to the events business, including potential claims related to event injuries or the spread of disease allegedly caused by us, creators, service providers, partners or unrelated third parties. For example, third parties have asserted in the past, and may assert in the future, legal claims against us in connection with personal injuries, which may include deaths, related to occurrences at an event. See the risk factor above titled “Factors adversely affecting the live event market could impact our business and results of operations.” Even if our personnel are not involved in these occurrences, we may face legal claims and incur substantial expenses to resolve such claims. Further, if we provide resources regarding event safety, or onsite personnel to support ticketing at an event, we may face liability related to our provision of such services, including legal claims against us in connection with personal injuries, which may include deaths or spread of disease, which may harm our business, results of operations and financial condition.
As a result of certain decisions we made in March 2020, we have in the past, and may in the future, face legal claims from creators who did not receive advance payout payments or who did not meet contractual minimums for upfront payments, which may harm our business, results of operations and financial condition. Further, as a result of our April 2020 decision to refocus our strategy on acquiring and retaining creators who use our platform with limited training, support or professional services, we have in the past, and may in the future, face legal claims from creators for whom we are no longer providing certain services, which may harm our business, results of operations and financial condition. We may experience an increase in employment claims against us as a result of our April 2020 global workforce reduction, which may harm our business, results of operations and financial condition. In addition, class action lawsuits have been filed against other players in the live events space, including StubHub and Live Nation, over their refund policies in response to events cancelled due to COVID-19. In June 2020, a similar lawsuit was filed against us, and it is possible that we will become subject to other similar claims, which may harm our business, results of operations and financial condition. Such actions, and other actions we may have taken or may take in the future in response to the COVID-19 pandemic and its impact on our business, may open us up to additional legal claims or additional liability, which may harm our business, results of operations and financial condition.
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
Some of our current and potential competitors have significantly more financial, technical, marketing and other resources, are able to devote greater resources to the development, promotion, sale and support of their services, have more extensive customer bases and broader customer relationships, have longer operating histories and greater name recognition than we do. For example, in certain segments of the event market, event creators are accustomed to receiving upfront payments and advance payouts to incentivize them to join an event platform and to balance their cash flow needs. In March 2020, in light of the COVID-19 pandemic, we stopped offering upfront payments to creators entering into new or renewed ticketing arrangements with us, and we temporarily stopped making advance payouts to creators. We are exploring new ways to make advance payouts to qualified creators who meet strict guidelines and have started making advance payouts available to a limited number of low risk creators. We do not know when, or if, we will offer upfront sales incentive payments to new or renewing creators. We believe this will put us at a competitive disadvantage to ticketing solutions that offer these incentives to their creators.
We may also compete with potential entrants into the market that currently do not offer the same services but could potentially leverage their networks in the market in which we operate. For instance, large e-commerce companies such as eBay and Amazon have in the past operated, or currently operate, within the ticketing space. In addition, other large companies with large user-bases that have substantial event-related activity, such as Facebook, Alphabet and Zoom, have recently added products in the online events space. These competitors may be better able to undertake more extensive marketing campaigns, build products and features faster than we can and/or offer their solutions and services at a discount to ours. Furthermore, some of our competitors may customize their products to suit a specific event type, category or customer. We also compete with self-service products that provide creators with alternatives to ticket their events by integrating such self-service products with creators’ existing operations. If we are unable to compete with such alternatives, the demand for our solutions could decline.
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
We have acquired or entered into commercial arrangements with a number of businesses in the past, including Ticketly and, recently, ToneDen. Our future growth may depend, in part, on future acquisitions, investments or significant commercial arrangements, any of which could be material to our results of operations and financial condition. Financial and operational risks related to acquisitions, investments and significant commercial arrangements that may have an impact on our business include:
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
•failure to consummate such transactions; and
•other expected and unexpected risks with pursuing acquisitions, including, but not limited to, litigation or regulatory exposure, such as our shareholder lawsuit related to disclosures about the migration of Ticketfly customers, unfavorable accounting treatment, increases in taxes due, a loss of anticipated tax benefits, costs or delays to obtain governmental approvals, diversion of management’s attention or other resources from our existing business and other adverse effects on our business, results of operations or financial condition.
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
We receive, transmit and store a large volume of personal data and other user data. Numerous federal, state and international laws address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of personal data and other user data. In the United States, numerous states already have, and are looking to expand, data protection legislation requiring companies like ours to consider solutions to meet differing needs and expectations of creators and attendees. For example, California enacted the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020. The CCPA establishes a new privacy framework for covered businesses such as ours, and may require us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides new and enhanced data privacy rights to California residents, such as affording consumers the right to opt out of certain sales of personal information and prohibits covered businesses from discriminating against consumers (e.g., charging more for services) for exercising any of their CCPA rights. The CCPA provides for potentially severe statutory penalties, and a private right of action for data breaches resulting from a failure to implement reasonable security procedures and practices. In addition, in November

2020, California voters approved the California Privacy Rights Act (“CPRA”) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”). The amendments introduced by the CPRA go into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Moreover, the state of Nevada enacted a law that went into force on October 1, 2019 and requires companies to honor consumers’ requests to no longer sell their data. Violators may be subject to injunctions and civil penalties.
Additionally, the Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act (collectively, “HIPAA”) governs the use, disclosure, and security of protected health information by HIPAA “covered entities” and their “business associates,” and subjects those “covered entities” and their “business associates” to certain privacy and security regulations. The U.S. Department of Health and Human Services (“HHS”) (through the Office for Civil Rights) has direct enforcement authority over covered entities and business associates with regard to compliance with HIPAA regulations.
In early 2021, certain local health departments and other health care providers started using Eventbrite to schedule COVID-19 vaccine appointments. It is possible that some of these departments or providers are HIPAA covered entities, and they or their business associates are using Eventbrite services in ways that involve protected health information subject to HIPAA. As a result, Eventbrite may meet the definition of a business associate under HIPAA. On January 19, 2021, the Office for Civil Rights (“OCR”) for HHS, which is the HHS’s enforcement authority, announced that it will exercise its enforcement discretion (“Notification of Enforcement Discretion”), retroactive to December 11, 2020, and will not impose penalties for violations of HIPAA on covered health care providers or their business associates in connection with the good faith use of online or web-based scheduling applications for the scheduling of individual appointments for COVID-19 vaccinations during the COVID-19 nationwide public health emergency, regardless of whether the vendor has actual or constructive knowledge that it meets the definition of a business associate under HIPAA.
If Eventbrite’s activities were to fall outside the scope of the Notification of Enforcement Discretion, if the Notification of Enforcement Discretion were rescinded or if OCR were to interpret or apply the Notification of Enforcement Discretion in a manner inconsistent with our existing data management practices or product features, violations of the HIPAA provisions could result in civil and/or criminal penalties, including significant fines and up to 10 years in prison. Failure to comply with these regulations may result in, among other things, civil, criminal and contractual liability, fines, regulatory sanctions and damage to the Company’s reputation.
Further, following the withdrawal of the United Kingdom from the European Union and the expiry of the transition period, from January 1, 2021, we have to comply with the GDPR and separately the GDPR as implemented in the United Kingdom (UK GDPR), which together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in United Kingdom national law. The UK GDPR mirrors the fines under the GDPR, e.g. we could be fined fines up to the greater of €20 million/£17.5 million or 4% of global turnover under each regime. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures.. These changes may lead to additional compliance costs and could increase our overall risk exposure.
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
However, there are also factors outside of our control, which could undermine our reputation and harm our brand. Negative perception of our platform may harm our business, including as a result of complaints or negative publicity about us or creators; the hosting of COVID-19 "superspreader" events on our platform; our inability to timely comply with local laws, regulations and/or consumer protection related guidance; the use of our platform for fraudulent events; events being unsuccessful, either as a result of lack of attendance or attendee experience not meeting expectations; responsiveness to issues or complaints and timing of refunds and/or reversal of payments on our platform (chargebacks); actual or perceived disruptions or defects in our platform; security incidents; or lack of awareness of our policies or changes to our policies that creators, attendees or others perceive as overly restrictive, unclear or inconsistent with our values.
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
Our platform interoperates with other third-party distributors, such as Facebook and Spotify. Attendees are able to access our platform and purchase tickets through these third-party services. Creators are able to publicize their events and sell tickets on these third-party sites. The interoperability of our platform with these other sites allows creators to reach more attendees and makes our platform more appealing to creators. These third-party partners have in the past, and may in the future, terminate their relationship with us, fail to maintain integrations, limit certain integration functionality, change their treatment of our services or restrict access to their platform by creators at any time. For example, in the past, Facebook removed a feature of its service that allowed creators to include multiple hosts on a single event seamlessly across platforms, which negatively impacted certain music creators’ use of the Facebook integration with our platform. If any such third-party services become incompatible with our platform or the use of our platform and solutions on such third-party platforms are restricted in the future, our business will be harmed.
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
We also rely on application marketplaces, such as Apple’s App Store and Google’s Play, to drive downloads of our applications. Such marketplaces have in the past made, and may in the future make, changes to their marketplaces that make access to our products more difficult. For example, our applications may receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order in which they appear within marketplaces. Further, Apple has introduced commission fees as part of its App Store rules that could require us to start paying fees on in-app purchases of tickets to online events. Although Apple agreed to waive such commission fees until mid-2021, Apple’s App Store or other application marketplaces may in the future require us to pay a fee per ticket for in-app purchase, which would harm our business, results of operations and financial condition. Similarly, if problems arise in our relationships with providers of application marketplaces, traffic to our site and our user growth could be harmed.

If we do not manage the risks of operating internationally effectively, our business, results of operations and financial condition could be harmed.
In 2020 and 2019 we derived 30.8% and 27.5%, respectively, of our net revenue from outside of the United States. In response to the COVID-19 pandemic, we implemented a restructuring plan, which included the reduction of offices outside of the United States. We currently have various offices outside the United States, including offices in the United Kingdom, Ireland, Spain, Australia and Argentina. We have concentrated engineering and business development teams in Argentina and Spain. Our international operations and results are subject to a number of risks, including:
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
Our event creators can select from different pricing packages based on the features required, service level desired and budget. We assess our pricing packages based on prior experience, feedback from creators and data insights, and we periodically adjust the price of our packages. Creators’ price sensitivity may vary by location, and as we expand into different countries, our pricing packages may not enable us to compete effectively in these countries. In addition, if our platform or services change, then we may need to, or choose to, revise our pricing. Such changes to our pricing model or our ability to efficiently price our packages and solution could harm our business, results of operations and financial condition and impact our ability to predict our future performance.

A significant number of our employees are located in Argentina, and any favorable or unfavorable developments in Argentina could have an impact on our results of operations.
A significant number of our employees, including engineers, are located in Argentina, and therefore, a portion of our operating expenses are denominated in Argentine pesos. As of December 31, 2020, we had a total of 145 employees located in Argentina, of which 105 are engineers. If the Argentine peso strengthens against the U.S. dollar, it could have a negative impact on our results of operations as it would increase our operating expenses. Our business activities in Argentina also subject us to risks associated with changes in and interpretations of Argentine law, including laws related to employment, the protection and ownership of intellectual property and U.S. ownership of Argentine operations. Furthermore, if we had to scale down or close our Argentine operations, there would be significant time and cost required to relocate those operations elsewhere, which could have an adverse impact on our overall cost structure.
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
Doing business in Argentina poses additional challenges, such as finding and retaining qualified employees, particularly management-level employees, navigating local bureaucracy and infrastructure-related issues and identifying and retaining qualified service providers, among other risks. Specifically, the operating environment in Argentina continues to be a challenging business environment, including the continuing significant devaluation of Argentina's currency, high inflation and economic recession. Argentina's fragile economic environment is currently challenged by the COVID-19 pandemic. The long-term effects to the Argentine economy of the on-going COVID-19 pandemic are difficult to assess or predict, and may include risks to citizens’ health and safety, as well as reduced economic activity. From March through December 2020, the Argentine government introduced several measures designed to address the COVID-19 pandemic, which so far have resulted in a significant slowdown in economic activity that adversely affected economic growth in 2020 and will potentially adversely affect economic growth in 2021 and cannot be currently quantified. Furthermore, despite recent enactments of local anti-corruption and anti-bribery legislation in a number of developing markets such as Argentina, it may still be more common than in the United States for others to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act or similar local anti-bribery laws. For example, the Argentine Government announced a large-scale corruption investigation in Argentina in August 2018. The investigation relates to payments over the past decade to government officials from businesses who had been awarded large government contracts. Depending on the results of such investigations and the time it takes to conclude them, they could affect the investment levels in infrastructure in Argentina, as well as the continuation, development and completion of public works, which could ultimately lead to lower growth in the Argentine economy. In turn, the decrease in investors’ confidence, among other factors, could have a significant adverse impact on the development of the Argentine economy, which could harm our business, results of operations and financial condition. Our commitment to legal compliance could put us at a competitive disadvantage, and any lapses in our compliance could subject us to civil and criminal penalties that could harm our business, results of operations and financial condition.
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

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union and ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement, which is being applied provisionally from January 1, 2021 until it is ratified by the European Parliament and the Council of the European Union, addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. These developments, or the perception that any related developments could occur, have had and may continue to have a material adverse effect on global economic conditions and financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets or restrict our access to capital. For example, disruptions and uncertainty caused by the withdrawal may cause consumers to reduce their discretionary spending. Any of these factors could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our Class A common stock.
Our failure to comply with the various export controls and trade and economic sanctions laws and regulations to which we are subject could subject us to liability, including civil and criminal penalties.
We are subject to U.S. economic and trade sanctions laws and regulations, such as those that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC). Such laws and regulations prohibit or restrict transactions and dealings involving specified countries, their governments, and certain individuals and entities, including those that are specially designated sanctions targets, or majority-owned by the same (collectively, Sanctions). As federal, state and foreign legislative regulatory scrutiny and enforcement actions in these areas increase, we expect our compliance costs to increase, perhaps substantially. Failure to comply with any of these requirements could result in the limitation, suspension or termination of our platform, imposition of significant civil and criminal penalties, including fines, and/or the seizure and/or forfeiture of our assets, as well as reputational harm. We endeavor to conduct our business in compliance with applicable laws and regulations, and maintain policies and procedures reasonably designed to ensure compliance with Sanctions. The development, implementation and maintenance of Sanctions compliance policies and procedures may be time-consuming or result in the delay or loss of sales opportunities or impose other costs. Further, we cannot guarantee that these measures will be fully effective in ensuring compliance and preventing violations in the future, particularly as the scope of certain laws may be unclear and may be subject to change.
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
Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and results of operations.

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
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (FCPA), the United Kingdom Bribery Act 2010 (Bribery Act), and other anti-corruption and anti-bribery laws in various jurisdictions, both domestic and abroad, where we conduct business. The FCPA and the Bribery Act prohibit us and our officers, directors, employees and business partners acting on our behalf, including agents, from, directly or indirectly, corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA further requires us to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The Bribery Act also prohibits private-sector bribery, and accepting bribes. Our sales team sells use of our platform abroad, and we face significant risks if we fail to comply with the FCPA and other applicable anti-corruption laws. We operate in many jurisdictions around the world and may also have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of third-party intermediaries, our employees, representatives, contractors, partners, service providers and agents, even if we do not authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot ensure that all of our employees and agents, as well as those contractors to which we outsource certain of our business operations, will not take actions in violation of our policies or agreements and applicable law, for which we may be ultimately held responsible.
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
Any perceived or actual breach of compliance by us with respect to anti-money laundering (AML) laws, rules, and regulations, including the Bank Secrecy Act, USA Patriot Act and Title 18 U.S.C. Sections 1956-57 and 1960, could have a significant impact on our reputation and could cause us to lose existing creators and attendees, prevent us from obtaining new creators, require us to expend significant funds to address civil and criminal enforcement arising out of alleged violations and to avert further potential violations and expose us to legal risk and potential liability that could have a material effect on our business. Moreover, many states have their own AML legal regulatory regimes and interpretations and applications of those legal principles are complex and varied. Several of these state and federal laws require companies including those that are characterized as a money services business or money transmitter, to adopt an AML compliance program that meets certain enumerated requirements to address the risk of a service being use for illegal or illicit activity. While we maintain that we are not a money services business or money transmitter, we have voluntarily elected to develop a compliance program to mitigate the risk of our platform being used for illegal or illicit activity and to help detect and prevent fraud. Nevertheless, if the federal government or any state government took the position that we were a money services business or money transmitter, they could require us to register as such, modify or enhance our existing AML compliance program, and obtain a money transmitter license.
    Furthermore, if a federal or state regulator makes a determination that we have operated as an unlicensed money services business or money transmitter, we could be subject to civil and criminal fines, penalties, costs, legal fees, reputational damage or other negative consequences, all of which may harm our business, results of operations and financial condition.
Failure to comply with laws and regulations related to payments could harm our business and results of operations.
The laws and regulations related to payments are complex, subject to change, and vary across different jurisdictions in the United States and globally. Furthermore, changes in laws, rules and regulations have occurred and may occur in the future, which may impact our business practices. In particular, in the United States, certain state jurisdictions require a money transmission license to provide certain payments services, and the applicability of state money transmission licensing laws to payment processing services such as those we provide is a matter of regulatory interpretation that is subject to change. In this regard, changes to regulatory interpretations or decisions by applicable authorities that certain of our activities should be subject to regulation under state money transmission licensing laws could subject us to investigation and the potential for resulting liability. As a result of regulatory uncertainty with respect to state money transmission licensing and regulation and federal money services business registration, we are required to spend significant time and effort to address compliance with those laws and regulations and to ensure that creators and attendees are complying with those laws and regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers or partners to comply, with such laws and regulations or other requirements could divert substantial resources, result in liabilities or force us to restructure or even to stop offering EPP, which will harm our business and results of operations.
For example, if we are deemed to be a money transmitter as defined by applicable regulation, we could be subject to certain laws, rules and regulations enforced by multiple authorities and governing bodies in the United States and numerous state and local agencies who may define money transmitter differently. If we were required to be licensed as a money transmitter (or otherwise determined that obtaining state money transmission licenses would further our business purposes), we would be subject to recordkeeping and reporting requirements, as well as bonding requirements, restrictions on the use of customer funds and other obligations. We would also be subject to examination and oversight by applicable state licensing authorities.
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
One or more states, localities, the federal government or other countries may seek to impose additional reporting, record-keeping or indirect tax collection obligations on businesses like ours that facilitate online commerce. For example, taxing authorities in the United States and other countries have identified e-commerce platforms as a means to calculate, collect and remit indirect taxes for transactions taking place over the Internet, and are considering related legislation. An increasing number of jurisdictions have enacted laws or are considering enacting laws requiring marketplaces to report user activity or collect and remit taxes on certain items sold on the marketplace. Imposition of an information reporting or tax collection requirement could decrease creator or attendee activity on our platform, which would harm our business. New legislation could require us or creators to incur substantial costs in order to comply, including costs associated with tax calculation, collection and remittance and audit requirements, which could make using our platform less attractive and could adversely affect our business and results of operations.
We face sales and use tax and value-added tax audits in certain states and international jurisdictions and it is possible that we could face additional sales and use tax and value-added tax audits in the future in additional jurisdictions and that our liability for these taxes could exceed our reserves as state or international tax authorities could assert that we are obligated to collect additional amounts as taxes from creators and remit those taxes to those authorities. We could also be subject to audits and assessments with respect to state, local and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales or other taxes could result in substantial tax liabilities for past sales, discourage creators from using our platform or otherwise harm our business and results of operations. Although we have reserved for potential payments of possible past tax liabilities in our financial statements as disclosed in Note 11 of the Notes to Consolidated Financial statements, if these liabilities exceed such reserves, our financial condition will be harmed.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2020, our directors, executive officers and stockholders holding more than 5% of our outstanding shares, and their affiliates, beneficially owned in the aggregate a very large majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until September 20, 2028, the date that is the ten-year anniversary of the closing of our IPO. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
On June 28, 2019, the market value of our common stock that was held by non-affiliates exceeded $700 million, so we no longer qualified for emerging growth company status as of December 31, 2019. As a large-accelerated filer, we are now subject to certain disclosure requirements that are applicable to other public companies that were not applicable to us as an emerging growth company. These requirements include:
•compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•full disclosure obligations regarding executive compensation; and
•compliance with the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. As of February 23, 2021, we had 69,784,526 shares of Class A common stock outstanding and 23,178,157 shares of Class B common stock outstanding.
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
This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition. The exclusive forum provision does not apply to claims under the Securities Act or the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction..

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease approximately 48,812 square feet of space in San Francisco, California for our headquarters under a lease agreement that expires in April 2021. We also lease facilities in Nashville, Tennessee and Los Angeles, California, as well as in Argentina, Australia, Germany, Ireland, Spain and the United Kingdom to support our global team.

Item 3. Legal Proceedings
See "Note 11 - Commitments and Contingent Liabilities - Litigation and Loss Contingencies" in the Notes to the Consolidated Financial Statements.

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

Holders of Record
As of February 23, 2021, there were 61 holders of record of our Class A common stock and 81 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

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

Use of Proceeds from Registered Securities
On September 19, 2018, our registration statement on Form S-1 (File No. 333-226978) was declared effective by the SEC for our initial public offering (“IPO”) of Class A common stock. As of December 31, 2020, all of the net proceeds from the offering have been used. There was no material change in the use of proceeds from our IPO from that described in the final prospectus filed pursuant to Rule 424(b) under the Securities Act and other periodic reports previously filed with the SEC.
Stock Performance Graph
The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, and shall not be deemed to be incorporated by reference into any filing of Eventbrite, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The following graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the S&P North American Technology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on September 20, 2018, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2020. The returns shown are based on historical results and are not intended to suggest future performance.

Item 6. Selected Financial Data
The following selected consolidated statement of operations data for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2020, 2019, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements and should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data
Net revenue	$106,006	$326,801	$291,611	$201,597	$133,499
Cost of net revenue(1)	62,330	129,141	120,653	81,667	55,689
Gross profit	43,676	197,660	170,958	119,930	77,810
Operating expenses(1):
Product development	54,551	64,196	46,071	30,608	22,723
Sales, marketing and support	84,259	102,874	83,428	59,740	48,391
General and administrative	103,146	100,541	80,134	62,989	41,749
Total operating expenses	241,956	267,611	209,633	153,337	112,863
Loss from operations	(198,280)	(69,951)	(38,675)	(33,407)	(35,053)
Interest expense	(24,586)	(2,986)	(11,295)	(6,462)	(3,513)
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	(9,591)	(2,200)	—
Loss on debt extinguishment	—	(1,742)	(178)	—	—
Other income (expense), net	(1,932)	5,727	(3,189)	3,509	(1,695)
Loss before income taxes	(224,798)	(68,952)	(62,928)	(38,560)	(40,261)
Income tax provision (benefit)	(80)	(192)	1,150	(13)	131
Net loss	$(224,718)	$(68,760)	$(64,078)	$(38,547)	$(40,392)
Net loss per share, basic and diluted	$(2.52)	$(0.84)	$(1.71)	$(1.98)	$(2.48)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	89,335	81,979	37,540	19,500	16,291

(1) Amounts include stock-based compensation as follows:
	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Cost of net revenue	$1,146	$1,397	$429	$200	$134
Product development	13,244	11,130	5,813	2,411	2,020
Sales, marketing and support	4,778	5,471	3,570	2,364	1,767
General and administrative	21,047	19,596	20,419	5,883	4,610
Total stock-based compensation expense	$40,215	$37,594	$30,231	$10,858	$8,531

	December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$505,756	$420,712	$437,892	$188,986	$139,538
Working capital	290,597	174,268	237,500	29,866	34,438
Total assets	795,685	808,015	836,884	570,837	245,337
Total current liabilities	246,536	350,308	308,204	246,182	149,266
Total debt	206,630	—	72,722	77,751	—
Total stockholders' equity (deficit)	315,572	425,815	415,222	(155,814)	(149,084)

Key Business Metrics and Non-GAAP Financial Measures
We monitor key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. In addition to revenue, net loss, and other results under GAAP, the following table sets forth key business metrics and non-GAAP financial measures we use to evaluate our business. We believe these metrics and measures are useful to facilitate period-to-period comparisons of our business. We believe that the use of Adjusted EBITDA is helpful to our investors as this metric is used by management in assessing the health of our business and our operating performance. This measure, which we refer to as our non-GAAP financial measure, is not prepared in accordance with GAAP and has limitations as an analytical tool, and you should not consider this in isolation or as substitutes for analysis of our results of operations as reported under GAAP. You are encouraged to evaluate the adjustments and the reasons we consider them appropriate.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Non-GAAP and Other Data
Paid ticket volume	47,092	109,428	97,295	71,046	44,572
Adjusted EBITDA	$(134,075)	$(5,641)	$28,765	$4,206	$(17,591)

Paid Ticket Volume
Our success in serving creators is measured in large part by the number of tickets sold on our platform that generate ticket fees, referred to as paid ticket volume. We consider paid ticket volume an important indicator of the underlying health of the business. We have previously referred to this metric as 'paid tickets' and we calculate and report paid ticket volume in the same manner as we calculated and reported paid tickets. Our paid ticket volume for events outside of the United States represented 39.2%, 36.1% and 34.1% for the years ended December 31, 2020, 2019 and 2018, respectively.
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

The following table presents a reconciliation of our Adjusted EBITDA to the most comparable GAAP measure, net loss, for each of the periods indicated:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Net loss	$(224,718)	$(68,760)	$(64,078)	$(38,547)	$(40,392)
Add:
Depreciation and amortization	22,610	24,324	34,608	19,418	7,639
Stock-based compensation	40,215	37,594	30,231	10,858	8,531
Interest expense	24,586	2,986	11,295	6,462	3,513
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	9,591	2,200	—
Loss on debt extinguishment	—	1,742	178	—	—
Direct and indirect acquisition related costs(1)	190	837	2,601	7,337	1,292
Employer taxes related to employee equity transactions	1,190	1,555	—	—	—
Other (income) expense, net	1,932	(5,727)	3,189	(3,509)	1,695
Income tax provision (benefit)	(80)	(192)	1,150	(13)	131
Adjusted EBITDA	$(134,075)	$(5,641)	$28,765	$4,206	$(17,591)

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
Overview
Eventbrite is a global self-service ticketing and experience technology platform that serves event creators and empowers their success. Our mission is to bring the world together through live experiences, and since inception, we have been at the center of the experience economy, helping to transform the way people organize and attend events.
Eventbrite was built as a self-service platform to make it possible for anyone to create and sell tickets to live experiences. Creators—the people who bring others together to share their passions, artistry and causes through live experiences—are our North Star, and we have built, and continue to build, our platform to provide them with an intuitive, secure and reliable way to plan and execute their live and online events and scale their operations. We have a creator-aligned business model: we succeed when our creators succeed. We allow creators of free events to use our platform for free and we charge creators of paid events on a per-ticket basis when an attendee purchases a paid ticket for an event. Our platform integrates seamlessly with internally-developed and third-party features designed to help our creators sell more tickets and scale their businesses.
The global COVID-19 pandemic has significantly impacted our company and the events industry as a whole as disease and government and third-party preventative and protective measures have limited the ability to gather in-person. We acted swiftly to implement cost savings, access capital to strengthen our financial position and shift our strategy to focus on our self-service creator experience and support for virtual events. Although our 2020 paid ticket volumes remained well below normal levels due to restrictions on in-person gatherings, we continued to see meaningful creator engagement throughout 2020 as creators pivoted to hosting virtual events and live events returned in select markets. We expect the recovery of live events will be neither quick nor linear, but we believe that by leaning into our core strengths—smaller events and self-service—we will help our creators successfully navigate the recovery and believe we have positioned Eventbrite for success over the long term.
In May 2020, we entered into a credit agreement (Credit Agreement) with FP EB Aggregator, L.P. (FP) and FP Credit Partners, L.P., as the administrative agent, which Credit Agreement was amended on June 15, 2020 to, among other things, appoint Wilmington Trust, National Association as administrative agent in place of FP Credit Partners, L.P. The Credit Agreement provides for initial term loans (Initial Term Loans) in the aggregate principal amount of $125.0 million and delayed draw term loans (Delayed Draw Term Loans, and together with the Initial Term Loans, Term Loans) in an aggregate principal amount of $100.0 million. The Delayed Draw Term Loans may only be accessed from December 31, 2020 until September 30, 2021, subject to certain conditions. In accordance with the terms of the Credit Agreement, the amount currently available under the Delayed Draw Term Loans is $50.0 million as a result of us issuing $150.0 million in convertible senior notes, discussed in further detail below. The full amount of the Initial Term Loans was funded in May 2020. In connection with the Credit Agreement, we also entered into a stock purchase agreement with FP and issued 2,599,174 shares of our Class A common stock for a purchase price of $0.01 per share. The fair value of these shares, which was $27.4 million as of the issuance date, is being accounted for as additional debt issuance costs, reducing the initial carrying amount of the debt, and will be amortized using the effective interest rate method over the contractual term of the Initial Term Loans.
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
In November 2020, we acquired ToneDen for an aggregate consideration of $7.5 million. We believe that this acquisition will enhance our customer engagement capabilities by offering our creators various marketing tools that we plan to integrate into our core product with a subscription offering.

Components of Results of Operations
Net Revenue
We generate revenues primarily from service fees and payment processing fees from the sale of paid tickets on our platform. We also generate revenues from fees for providing certain creators with account management services and customer support services. Our fee structure typically consists of a fixed fee and a percentage of the price of each ticket sold by a creator. Revenue is recognized when control of promised goods or services is transferred to the creator, which for service fees and payment processing fees is when the ticket is sold. For account management services and customer support, revenue is recognized over the period from the date of the sale of the ticket to the date of the event. Net revenue excludes sales taxes and value added taxes (VAT) and is presented net of estimated customer refunds, chargebacks and amortization of creator signing fees. During the year ended December 31, 2020, our actual refunds of our fees and our estimates for future customer refunds were significantly higher than previous periods as a result of refund activity largely related to the COVID-19 pandemic.
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
Generally, we expect cost of net revenue to fluctuate as a percentage of net revenue in the near- to mid-term primarily as a result of both our geographical revenue mix and our total net revenue. Our payment processing costs for credit and debit card payments are generally lower outside of the United States due to a number of factors, including lower card network fees and lower cost alternative payment networks. Consequently, if we generate more revenue internationally than in the United States, we expect that our payment processing costs will decline as a percentage of revenue. As our total net revenue increases or decreases and to the extent our fixed costs are unaffected, our cost of net revenue as a percentage of net revenue will similarly fluctuate. Consequently, the effects of the COVID-19 pandemic and our increased refunds and revenue reserves for estimated future refunds in the year ended December 31, 2020 resulted in a significant increase in our cost of net revenue as a percentage of net revenue.
Operating Expenses
Operating expenses consist of product development, sales, marketing and support and general and administrative expenses. Direct and indirect personnel costs, including stock-based compensation expense, are the most significant recurring component of operating expenses. We also include sublease income as a reduction of our operating expenses.
As our total net revenue increases or decreases and to the extent our operating expenses are not equally affected, our operating expenses as a percentage of net revenue will similarly fluctuate. The effect of the COVID-19 pandemic and its effect on our operating expenses, along with the related decrease in net revenue resulted in a significant increase in our operating expenses as a percentage of our net revenue in the year ended December 31, 2020.
In April 2020, our Board of Directors approved a global reduction in workforce impacting approximately 45% of our employees as part of an expense reduction plan related to the impact of the COVID-19 pandemic and its effect on our reported paid ticket volume and net revenue. With this reduction in workforce, we are repositioning our platform to focus on self-sign on and sales creators who use our platform with limited training, support or professional services. We recorded approximately $9.5 million in operating expenses in the year ended December 31, 2020 related to this reduction in workforce, of which $7.5 million was related to severance costs and post-termination employee benefits and the remaining $2.0 million were costs related primarily to disposals of assets.
Product development. Product development expenses consist primarily of costs associated with our employees in product development and product engineering activities. We expect our product development expenses to continue to increase in absolute dollars over the long term. In the near-term, we anticipate our product development expenses will increase as we focus on enhancing, improving and expanding the capabilities of our platform. We also expect to continue investing in building Eventbrite's infrastructure to enhance and support development of new technologies. Over the long-term, we anticipate that product development expenses will decrease as a percentage of net revenue as we expect our revenue to recover and grow and as we continue to expand our development staff in lower cost markets.
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
During the year ended December 31, 2020, as a result of the COVID-19 pandemic, we increased our chargebacks and refunds reserve by $30.5 million to account for estimated losses related to event cancellations and postponements, recorded within sales, marketing and support expense. This reserve is an estimate and requires significant judgement. Due to the nature of the COVID-19 situation and the limited amount of currently available data, there is a high degree of uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our recorded reserves in the future to reflect our best estimates of future outcomes.

General and administrative. General and administrative expenses consist of personnel costs, including stock-based compensation, for finance, accounting, legal, risk, human resources and administrative personnel. It also includes professional fees for legal, accounting, finance, human resources and other corporate matters. Our general and administrative expenses also include accruals for sales tax and VAT, as well as impairment charges related to creator upfront payments, which increased in the year ended December 31, 2020 as a result of the effects of the COVID-19 pandemic. Our general and administrative expenses have increased on an actual dollar basis over time. Over the long-term, we anticipate general and administrative expenses to decline as a percentage of net revenue as we expect to grow our net revenues and scale our business.
Interest Expense
Interest expense for the year ended December 31, 2020 consists primarily of cash interest expense and amortization of the discount and debt issuance costs on our Term Loans and 2025 Notes. The Credit Agreement provides for Initial Term Loans in an aggregate principal amount of $125.0 million. The full amount of the Initial Term Loans was funded in May 2020. In June 2020, we also issued the 2025 Notes, which consisted of $150.0 million aggregate principal amount of 5.000% convertible senior notes due 2025.
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
For a discussion and comparison of the years ended December 31, 2019 and 2018, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2019 Annual Report on Form 10-K filed with the SEC on March 2, 2020. The following tables set forth our consolidated results of operations data and such data as a percentage of net revenue for the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Consolidated Statements of Operations
Net revenue	$106,006	$326,801	$291,611
Cost of net revenue	62,330	129,141	120,653
Gross profit	43,676	197,660	170,958
Operating expenses:
Product development	54,551	64,196	46,071
Sales, marketing and support	84,259	102,874	83,428
General and administrative	103,146	100,541	80,134
Total operating expenses	241,956	267,611	209,633
Loss from operations	(198,280)	(69,951)	(38,675)
Interest expense	(24,586)	(2,986)	(11,295)
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	(9,591)
Loss on debt extinguishment	—	(1,742)	(178)
Other income (expense), net	(1,932)	5,727	(3,189)
Loss before income taxes	(224,798)	(68,952)	(62,928)
Income tax provision (benefit)	(80)	(192)	1,150
Net loss	$(224,718)	$(68,760)	$(64,078)

	Year Ended December 31,
	2020	2019	2018
Consolidated Statements of Operations, as a percentage of net revenue
Net revenue	100.0%	100.0%	100.0%
Cost of net revenue	58.8	39.5	41.4
Gross profit	41.2	60.5	58.6
Operating expenses:
Product development	51.5	19.6	15.8
Sales, marketing and support	79.5	31.5	28.6
General and administrative	97.3	30.8	27.5
Total operating expenses	228.3	81.9	71.9
Loss from operations	(187.1)	(21.4)	(13.3)
Interest expense	(23.2)	(0.9)	(3.9)
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	(3.3)
Loss on debt extinguishment	—	(0.5)	(0.1)
Other income (expense), net	(1.8)	1.8	(1.1)
Loss before income taxes	(212.1)	(21.1)	(21.6)
Income tax provision (benefit)	(0.1)	(0.1)	0.4
Net loss	(212.0)%	(21.0)%	(22.0)%

Comparison of the years ended December 31, 2020 and 2019
Net revenue

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Net revenue	$106,006	$326,801	$(220,795)	(67.6)%
The decrease in net revenue during 2020 compared to 2019 was driven primarily by reduction in paid ticket volume resulting from the effects of the COVID-19 pandemic. Paid tickets decreased by 57.0% from 2019 to 2020, from 109.4 million paid tickets in 2019 to 47.1 million paid tickets in 2020. Net revenue per paid ticket of $2.25 in 2020 also decreased when compared with net revenue per paid ticket in 2019 of $2.99, reflecting the impact of refunds, ticket mix, average ticket prices and other factors.
In the year ended December 31, 2020, largely as a result of COVID-19 and its effect on our creators' events, we incurred actual refunds of our fees of $27.0 million and increased our estimated revenue reserves for future refunds by $28.9 million.
Cost of net revenue

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Cost of net revenue	$62,330	$129,141	$(66,811)	(51.7)%
Percentage of total net revenue	58.8%	39.5%
Gross margin	41.2%	60.5%
The decrease in cost of net revenue during 2020 compared to 2019 was primarily due to a decrease in payment processing costs of $55.1 million, driven by a reduction in paid ticket volume resulting from the effects of the COVID-19 pandemic, a decrease in field operations costs of $6.9 million, a decrease in allocated customer support costs of $1.4 million, a decrease in depreciation of $1.3 million and other costs relating to platform fees and web design.

Our gross margin decreased in the year ended December 31, 2020 primarily due to the significant increase in our actual refunds and estimated future refunds of our fees discussed above under net revenue.
Operating expense
Product development

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Product development	$54,551	$64,196	$(9,645)	(15.0)%
Percentage of total net revenue	51.5%	19.6%
The decrease in product development costs during 2020 compared to 2019 was primarily due to a decrease of $11.1 million in compensation costs due to lower headcount, offset by an increase in software maintenance costs.
Sales, marketing and support

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Sales, marketing and support	$84,259	$102,874	$(18,615)	(18.1)%
Percentage of total net revenue	79.5%	31.5%
The decrease in sales, marketing and support expenses during 2020 compared to 2019 was primarily due to a decrease of $21.9 million in compensation costs due to lower headcount, a decrease of $6.6 million in direct and discretionary marketing costs and a decrease of $4.3 million in costs relating to event hosting and professional services. This decrease was partially offset by an increase of $14.1 million in creator related expenses primarily due to chargebacks and refunds reserve and event cancellation losses.

General and administrative

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
General and administrative	$103,146	$100,541	$2,605	2.6%
Percentage of total net revenue	97.3%	30.8%
The increase in general and administrative expenses during 2020 compared to 2019 was primarily due to an increase of $18.1 million in creator related expenses driven by the increased reserves for creator signing fees and creator advances, as a result of the effects of the COVID-19 pandemic.
This increase was partially offset by decreased compensation costs of $8.1 million due to lower headcount, $5.8 million in professional services and other costs, a decrease of $1.2 million in sales and other business taxes due to reductions in ticket sales.
Interest expense

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Interest expense	$(24,586)	$(2,986)	$21,600	723.4%
Percentage of total net revenue	(23.2)%	(0.9)%
The increase in interest expense during 2020 compared to 2019 was the result of higher amounts of interest-bearing debt outstanding during the period with higher effective interest rates. The Initial Term Loans and the 2025 Notes which were outstanding in 2020 bore interest at a rate higher than the 2019 Term Loans, which were outstanding during 2019. In September 2019, we repaid the 2019 Term Loans in full, and we terminated the underlying credit agreement.

Loss on debt extinguishment

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Loss on debt extinguishment	$—	$(1,742)	$(1,742)	*
Percentage of total net revenue	—%	(0.5)%
________
* Not meaningful
In September 2019, we repaid the 2019 Term Loans in full making payments of $62.2 million of principal and $0.8 million of accrued interest and fees, and we terminated the underlying credit agreement. We recorded a loss on debt extinguishment of $1.7 million during 2019 related to the write-off of unamortized debt issuance costs.
Other income (expense), net

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Other income (expense), net	$(1,932)	$5,727	$(7,659)	133.7%
Percentage of total net revenue	(1.8)%	1.8%
The decrease in other income during 2020 compared to 2019 was primarily driven by a $3.9 million decrease in interest income due to lower interest rates on our money market funds. The remaining change was primarily driven by higher other expense of $3.7 million as a result of fluctuations in foreign currency transaction gains or losses.
Income tax provision (benefit)

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands, except percentages)
Income tax provision (benefit)	$(80)	$(192)	$(112)	58.3%
Percentage of total net revenue	(0.1)%	(0.1)%

The benefit from income taxes decreased $0.1 million in 2020 compared to 2019 and was primarily attributable to the change in our year-over-year jurisdictional earnings mix.

Quarterly Results of Operations Data
The following tables set forth our unaudited quarterly statements of operations data for each of the eight quarters in the period ended December 31, 2020. The information for each quarter has been prepared on a basis consistent with our audited consolidated financial statements included in this Annual Report on Form 10-K, and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K. These quarterly results of operations are not necessarily indicative of the results we may achieve in any future period.

	Three Months Ended
	March 31, 2019(1)	June 30, 2019(1)	Sept. 30, 2019(1)	Dec. 31, 2019	March 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020
	(in thousands)
Consolidated Statements of Operations
Net revenue	$81,326	$80,758	$82,052	$82,665	$49,086	$8,394	$21,868	$26,658
Cost of net revenue (2)	30,565	31,119	33,389	34,068	28,005	10,094	11,231	13,000
Gross profit	50,761	49,639	48,663	48,597	21,081	(1,700)	10,637	13,658
Operating expenses (2):
Product development	14,597	16,628	16,211	16,760	16,171	15,047	11,540	11,793
Sales, marketing and support	21,725	26,053	28,764	26,332	99,915	(3,073)	(5,011)	(7,572)
General and administrative	25,380	22,287	27,390	25,484	42,109	22,472	15,845	22,720
Total operating expenses	61,702	64,968	72,365	68,576	158,195	34,446	22,374	26,941
Loss from operations	(10,941)	(15,329)	(23,702)	(19,979)	(137,114)	(36,146)	(11,737)	(13,283)
Interest expense	(1,092)	(1,033)	(853)	(8)	(12)	(3,625)	(10,284)	(10,665)
Loss on debt extinguishment	—	—	(1,742)	—	—	—	—	—
Other income (expense), net	2,180	375	(3,700)	6,872	(9,285)	1,186	2,837	3,330
Loss before income taxes	(9,853)	(15,987)	(29,997)	(13,115)	(146,411)	(38,585)	(19,184)	(20,618)
Income tax provision (benefit)	100	(1,193)	147	754	65	(1)	243	(387)
Net loss	(9,953)	(14,794)	(30,144)	(13,869)	$(146,476)	$(38,584)	$(19,427)	$(20,231)
Net loss attributable to common stockholders	$(9,953)	$(14,794)	$(30,144)	$(13,869)	$(146,476)	$(38,584)	$(19,427)	$(20,231)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.18)	$(0.36)	$(0.16)	$(1.71)	$(0.44)	$(0.21)	$(0.22)
Weighted-average shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	78,670	81,369	83,063	84,488	85,879	88,410	90,973	91,972

(1) The quarterly information for each of the three months ended March 31, 2019, June 30, 2019 and September 30, 2019 has been recasted to reflect the adoption of ASC 842. Below is a reconciliation of the As reported amounts for the impacted line items from our 2019 quarterly interim reporting filed on Form 10-Q to the recasted amounts shown in the quarterly information table (the As reported amounts for the three months ended March 31, 2019 includes a $0.4 million reclassification from general and administrative expense to sales, marketing and support expense, to make the presentation consistent with other periods)

(2) Amounts include stock-based compensation expense as follows:
	Three Months Ended
	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019	March 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020
	(in thousands)
Cost of net revenue	$244	$325	$393	$435	$423	$207	$260	$256
Product development	2,038	2,187	3,322	3,583	3,689	3,366	3,101	3,088
Sales, marketing and support	1,223	1,246	1,569	1,433	1,431	901	1,281	1,165
General and administrative	4,622	4,948	4,652	5,374	5,279	5,137	5,465	5,166
Total	$8,127	$8,706	$9,936	$10,825	$10,822	$9,611	$10,107	$9,675

	Three Months Ended March 31, 2019			Three Months Ended June 30, 2019			Three Months Ended September 30, 2019
	(in thousands)
	As Reported	Effect of ASC 842 Adoption	Recasted	As Reported	Effect of ASC 842 Adoption	Recasted	As Reported	Effect of ASC 842 Adoption	Recasted
Net Revenue	$81,326	$—	$81,326	$80,758	$—	$80,758	$82,052	$—	$82,052
Cost of Net Revenue	30,518	47	30,565	31,073	46	31,119	33,345	44	33,389
Gross Profit	50,808	(47)	50,761	49,685	(46)	49,639	48,707	(44)	48,663
Operating Expenses:
Product Development	14,264	333	14,597	16,295	333	16,628	15,902	309	16,211
Sales, marketing and support	21,562	163	21,725	25,872	181	26,053	28,552	212	28,764
General and administrative	25,127	253	25,380	22,051	236	22,287	27,159	231	27,390
Total operating expenses	60,953	749	61,702	64,218	750	64,968	71,613	752	72,365
Loss from operations	(10,145)	(796)	(10,941)	(14,533)	(796)	(15,329)	(22,906)	(796)	(23,702)
Interest expense	(1,933)	841	(1,092)	(1,868)	835	(1,033)	(1,681)	828	(853)
Loss on debt extinguishment	—	—	—	—	—	—	(1,742)	—	(1,742)
Other income (expense), net	2,180	—	2,180	375	—	375	(3,700)	—	(3,700)
Loss before income taxes	(9,898)	45	(9,853)	(16,026)	39	(15,987)	(30,029)	32	(29,997)
Income tax provision (benefit)	100	—	100	(1,193)	—	(1,193)	147	—	147
Net loss	$(9,998)	$45	$(9,953)	$(14,833)	$39	$(14,794)	$(30,176)	$32	$(30,144)

	Three Months Ended
	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019	March 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020
Percentage of Net Revenue
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of net revenue	37.6	38.5	40.7	41.2	57.1	120.3	51.4	48.8
Gross profit	62.4	61.5	59.3	58.8	42.9	(20.3)	48.6	51.2
Operating expenses:
Product development	17.9	20.6	19.8	20.3	32.9	179.3	52.8	44.2
Sales, marketing and support	26.7	32.3	35.1	31.9	203.6	(36.6)	(22.9)	(28.4)
General and administrative	31.2	27.6	33.4	30.8	85.8	267.7	72.5	85.2
Total operating expenses	75.9	80.5	88.3	83.0	322.3	410.4	102.4	101.0
Loss from operations	(13.5)	(19.0)	(29.0)	(24.2)	(279.3)	(430.7)	(53.8)	(49.8)
Interest expense	(1.3)	(1.3)	(1.0)	—	—	(43.2)	(47.0)	(40.0)
Loss on debt extinguishment	—	—	(2.1)	—	—	—	—	—
Other income (expense), net	2.7	0.5	(4.5)	8.3	(18.9)	14.1	13.0	12.5
Loss before income taxes	(12.1)	(19.8)	(36.6)	(15.9)	(298.3)	(459.8)	(87.8)	(77.3)
Income tax provision (benefit)	0.1	(1.5)	0.2	0.9	0.1	—	1.1	(1.5)
Net loss	(12.2)%	(18.3)%	(36.8)%	(16.8)%	(298.4)%	(459.8)%	(88.9)%	(75.8)%

The following table presents our paid ticket volume for each of the periods indicated:

	Three Months Ended
	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019	March 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020
	(in thousands)
Paid ticket volume	27,026	26,538	26,897	28,967	22,237	4,691	9,190	10,974

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	March 31, 2019(1)	June 30, 2019(1)	Sept. 30, 2019(1)	Dec. 31, 2019	March 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020
	(in thousands)
Net loss	$(9,953)	$(14,794)	$(30,144)	$(13,869)	$(146,476)	$(38,584)	$(19,427)	$(20,231)
Add:
Depreciation and amortization	6,012	5,957	6,112	6,243	6,213	5,700	5,363	5,334
Stock-based compensation	8,127	8,706	9,936	10,825	10,822	9,611	10,107	9,675
Interest expense	1,092	1,033	853	8	12	3,625	10,284	10,665
Loss on debt extinguishment	—	—	1,742	—	—	—	—	—
Direct and indirect acquisition related costs	673	130	34	—	—	—	—	190
Employer taxes related to employee equity transactions	187	524	182	662	479	215	218	278
Other (income) expense, net	(2,180)	(375)	3,700	(6,872)	9,285	(1,186)	(2,837)	(3,330)
Income tax provision (benefit)	100	(1,193)	147	754	65	(1)	243	(387)
Adjusted EBITDA	$4,058	$(12)	$(7,438)	$(2,249)	$(119,600)	$(20,620)	$3,951	$2,194

(1) The quarterly information for each of the three months ended March 31, 2019, June 30, 2019 and September 30, 2019 has been recasted to reflect the adoption of ASC 842. Below is a reconciliation of the As reported amounts for the impacted line items from our 2019 quarterly interim reporting filed on Form 10-Q to the recasted amounts shown in the quarterly Adjusted EBITDA reconciliation

	Three Months Ended March 31, 2019			Three Months Ended June 30, 2019			Three Months Ended September 30, 2019
	(in thousands)
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

Liquidity and Capital Resources
As of December 31, 2020, we had cash and cash equivalents of $505.8 million and funds receivable of $10.8 million. Our cash and cash equivalents includes bank deposits and money market funds held by financial institutions and is held for working capital purposes. Our funds receivable represents cash-in-transit from credit card processors that is received to our bank accounts within five business days of the underlying ticket transaction. Collectively, our cash, cash equivalents and funds receivable balances represent a mix of cash that belongs to us and cash that is due to the creator. The amounts due to creators, which was $191.1 million as of December 31, 2020, are captioned on our consolidated balance sheets as accounts payable, creators. Although creator cash is legally unrestricted, we do not utilize creator cash for our own financing or investing activities as the amounts are payable to creators on a regular basis.
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
As of December 31, 2020, our chargebacks and refunds reserve increased to $33.2 million from $2.7 million at December 31, 2019, an increase of $30.5 million. This increase was largely driven by the effects of the COVID-19 pandemic and related event cancellations and postponements and our estimated costs related to chargebacks and refunds, in part driven by our advance payouts program. Due to the nature of the COVID-19 situation and the limited amount of currently available data, there is a high degree of uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our recorded reserves in the future to reflect our best estimates of future outcomes, and we may pay in cash a portion of, all, or a greater amount than the $33.2 million reserve recorded as of December 31, 2020.
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
In June 2020, we issued $150.0 million aggregate principal amount of 5.000% convertible senior notes due 2025 in a private offering, inclusive of the initial purchaser's exercise in full of their option to purchase additional notes. In connection with the offering of the 2025 Notes, we entered into capped call transactions with certain financial institutions (Capped Calls). We used $15.6 million of the net proceeds from the sale of the 2025 Notes to purchase the Capped Calls. We intend to use the remaining net proceeds from the sale of the 2025 Notes for general corporate purposes. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for additional information about the 2025 Notes and Capped Calls.
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

As of December 31, 2020, approximately 26.1% of our cash was held outside of the United States, which was held primarily on behalf of, and to be remitted to, creators and to fund our foreign operations. We do not expect to incur significant taxes related to these amounts.
Cash Flows
Our cash flow activities were as follows for the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(156,892)	$29,955	$7,162
Investing activities	(12,657)	(13,598)	(39)
Financing activities	255,039	(32,817)	240,056
Net increase (decrease) in cash, cash equivalents and restricted cash	$85,490	$(16,460)	$247,179

For a discussion and comparison of the years ended December 31, 2019 and 2018, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2019 Annual Report on Form 10-K filed with the SEC on March 2, 2020.
Comparison of Years Ended December 31, 2020 and 2019
Cash Flows from Operating Activities
The net cash used in operating activities of $156.9 million for the year ended December 31, 2020 was due primarily to a net loss of $224.7 million with adjustments for provision for chargebacks and refunds of $61.0 million, stock-based compensation expense of $40.2 million, depreciation and amortization of $22.6 million, amortization of debt discount and issuance costs of $10.2 million, payment in kind interest of $6.8 million, amortization of creator signing fees of $8.6 million, impairment charges relating to creator advances and creator signing fees of $12.3 million and provision for bad debt and creator advances of $17.6 million. Additionally, there was a decrease in accounts payable to creators of $116.7 million due to decreases in paid ticket volume resulting from the effects of the COVID-19 pandemic, cash paid for refunds and chargebacks of $30.4 million, a decrease in other accrued liabilities of $8.0 million, a decrease in accrued taxes of $3.2 million offset by cash from funds receivable of $44.1 million.
The net cash provided by operating activities of $30.0 million for the year ended December 31, 2019 was due primarily to a net loss of $68.8 million with adjustments for depreciation and amortization of $24.3 million, stock-based compensation expense of $37.6 million, amortization of creator signing fees of $10.9 million, impairment charges of $5.7 million, provision for bad debt and creator advances of $2.4 million and loss on debt extinguishment of $1.7 million. Additionally, there was an increase in accounts payable to creators of $36.2 million due to increases in paid ticket volume, a decrease in funds receivable of $3.8 million and an increase in other accrued liabilities of $3.5 million. These items were partially offset by an increase in creator signing fees paid of $21.2 million, an increase in creator advances, net of $5.7 million and a decrease in accrued taxes of $2.8 million, The increases in creator signing fees, net, and creator advances, net, were due to increases in our sales contracting with creators.
Cash Flows from Investing Activities
The net cash used in investing activities of $12.7 million for the year ended December 31, 2020 was due to cash paid for acquisition of ToneDen in November 2020 of $6.4 million, capitalized software development costs of $4.6 million and purchases of property and equipment of $1.7 million.
The net cash used in investing activities of $13.6 million for the year ended December 31, 2019 was due to capitalized software development costs of $7.7 million and purchases of property and equipment of $5.9 million.

Cash Flows from Financing Activities
The net cash provided by financing activities of $255.0 million during the year ended December 31, 2020 was primarily due to proceeds from issuing the Initial Term Loans and 2025 Notes of $256.1 million, net of issuance costs, proceeds from the exercise of stock options of $19.3 million and $1.3 million of purchases under our Employee Stock Purchase Plan (ESPP), partially offset by the purchase of convertible notes capped calls at $15.6 million in connection with the issuance of the 2025 Notes and $5.5 million in taxes paid related to the net share settlement of equity awards.
The net cash used in financing activities of $32.8 million during the year ended December 31, 2019 was due primarily to $73.6 million in principal payments on our debt obligations and $2.4 million in taxes paid related to the net share settlement of equity awards. These cash outflows were offset by $40.7 million in proceeds from exercise of stock options and $3.6 million of purchases under our ESPP.
Concentrations of Credit Risk
As of December 31, 2020 and December 31, 2019, there were no customers that represented 10% or more of our accounts receivable balance. There were no customers that individually exceeded 10% of our net revenue during the years ended December 31, 2020 and 2019.

Contractual Obligations and Commitments
Our principal commitments consist of obligations under the Initial Term Loans and 2025 Notes (including principal and coupon interest), operating leases for office space, future creator signing fees and creator advances, as well as non-cancellable purchase commitments. Refer to Note 11, Commitments and Contingent Liabilities, of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K for more details, including a table of our contractual obligations.
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements and did not have any such arrangements during each of the years ended December 31, 2020, 2019 or 2018.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).
Use of Estimates
In order to conform with GAAP, we are required to make certain estimates, judgments and assumptions when preparing our consolidated financial statements. These estimates, judgments and assumptions affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. These estimates include, but are not limited to, the recoverability of creator signing fees and creator advances, chargebacks and refunds due to cancelled or postponed events, the capitalization and estimated useful life of internal-use software, certain assumptions used in the valuation of equity awards, assumptions used in determining the fair value of business combinations, the allowance for doubtful accounts and indirect tax reserves. Due to the ongoing COVID-19 pandemic, there is uncertainty and significant disruption in the global economy and financial markets. We have had to make significant estimates in our consolidated financial statements, specifically related to chargebacks and refunds due to cancelled or postponed events, which impacts net revenue, advance payouts, creator signing fees and creator advances. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates and such differences could be material to our consolidated financial statements.
Revenue Recognition
We adopted and began applying ASC 606 on January 1, 2019 in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40) using a modified retrospective approach to contracts which were not completed as of the adoption date. The adoption of ASC 606 had no material impact to our net revenues recorded in the year ended December 31, 2019. We recorded a cumulative-effect adjustment to opening accumulated deficit as of January 1, 2019 of $0.6 million and a corresponding increase to contract liabilities, included within other accrued liabilities on the consolidated balance sheet. We recognized this $0.6 million during the year ended December 31, 2019 and had a contract liability of $0.8 million recorded as of December 31, 2019.
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
Chargebacks and Refunds Reserve
The terms of our standard merchant agreement obligate creators to reimburse attendees who are entitled to refunds. When we provide advance payouts, we assume risk that the event may be cancelled, fraudulent, or materially not as described, resulting in significant chargebacks and refund requests. If the creator is insolvent or has spent the proceeds of the ticket sales for event-related costs, we may not be able to recover our losses from these events, and such unrecoverable amounts could equal the value of the transaction or transactions settled to the creator prior to the event that is disputed, plus any associated chargeback fees not assumed by the creator. We record estimates for refunds and chargebacks of our fees as contra-revenue. We record estimates for losses related to chargebacks and refunds of the face value of tickets as an operating expense classified within sales, marketing and support. Reserves are recorded based on our assessment of various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, the size and nature of future events, the status of and remaining time to event date, macro-economic conditions and current events, and actual chargeback and refund activity during the current year. The chargebacks and refunds reserve was $33.2 million and $2.7 million as of December 31, 2020 and 2019, respectively. The increase in the reserve balance during the year ended December 31, 2020 was the result of estimated losses from the advance payout program and estimated future refunds of fees, relating largely to the COVID-19 pandemic. Prior to March 31, 2020, we included our chargebacks and refunds reserve in other accrued liabilities on the consolidated balance sheets, and have reclassified the balance as of December 31, 2019 on the consolidated balance sheets included in this Annual Report on Form 10-K to be consistent with the presentation as of December 31, 2020.

Business Combinations, Goodwill and Acquired Intangible Assets
We account for business acquisitions using the purchase method of accounting, in accordance with which assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. Such valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology and trade names from a market participant perspective, useful lives and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
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
On January 1, 2020, we adopted ASU 2017-04, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. We determined that the conditions resulting from the COVID-19 pandemic and the decline in the market value of our common stock warranted an assessment of its goodwill carrying amount. During the year ended December 31, 2020, we performed an analysis by comparing our estimated fair value to our carrying amount, including goodwill. Our analysis indicated that its estimated fair value, using the market price of our common stock, exceeded its carrying amount and therefore goodwill was not impaired and no additional steps were necessary.
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
We evaluate the recoverability of our acquired intangible assets for potential impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to the fair value. We determined that the conditions resulting from the COVID-19 pandemic warranted an assessment of intangible assets carrying amount. During the year ended December 31, 2020, we performed an analysis by comparing the undiscounted future cash flows to the carrying amount and concluded no impairment of the carrying value was required.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
Interest expense related to our outstanding debt as of December 31, 2020 is related to fixed rate debt. Cash and cash equivalents consist of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not have had a material impact on our consolidated financial statements.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Eventbrite, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Eventbrite, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Recoverability of Creator Signing Fees and Advances
As described in Notes 2, 4, and 5 to the consolidated financial statements, creator signing fees are additional incentives paid by the Company to secure exclusive ticketing and payment processing rights with certain creators. Creator advances provide creators with funds in advance of the event and are subsequently recovered by withholding amounts due to the Company from the sale of tickets until the creator advance has been fully recovered. The Company has recorded $9.5 million of creator signing fees and $6.7 million of creator advances as of December 31, 2020. Creator signing fees and creator advances are presented net of reserves for potentially unrecoverable amounts on the consolidated balance sheets. Reserves are recorded based on management’s assessment of various factors, including a creator’s payment history, the rate and timing of recovery for outstanding advances, the frequency and size of historical and planned future events, and macro-economic conditions and current events that may impact a creator’s ability to generate future ticket sales.
The principal considerations for our determination that performing procedures relating to the recoverability of creator signing fees and advances is a critical audit matter are (i) the significant judgment by management in developing the estimate of reserves for potentially unrecoverable amounts, which in turn led to; (ii) significant audit effort in performing procedures relating to management’s estimate, including evaluating management’s assessment of a creator’s payment history, the rate and timing of recovery for outstanding advances, the frequency and size of historical and planned future events, and macro-economic conditions and current events that may impact a creator’s ability to generate future ticket sales; and (iii) a high degree of auditor judgment and subjectivity was necessary to evaluate the audit evidence obtained related to the estimate.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the creator signing fees and advances, including controls over the development of the estimate of reserves for potentially unrecoverable amounts. These procedures also included, among others, (i) evaluating management’s process for assessing the recoverability of creator signing fees and advances and developing the estimate of reserves for potentially unrecoverable amounts, (ii) evaluating the reasonableness of management’s assessment of a creator’s payment history, the rate and timing of recovery for outstanding advances, the frequency and size of historical and planned future events, and macro-economic conditions and current events that may impact a creator’s ability to generate future ticket sales, and (iii) testing the completeness and accuracy of historical data provided by management, examining evidence from third parties, and completing a retrospective review of prior period estimates to actual events for a sample of creator balances.
Chargebacks and Refunds Reserve
As described in Note 2 to the consolidated financial statements, the terms of the Company’s standard merchant agreements obligate creators to reimburse attendees who are entitled to refunds. When the Company provides advance payouts, it assumes risk that the event may be cancelled, fraudulent, or materially not as described, resulting in significant chargebacks and refund requests. If the creator is insolvent or has spent the proceeds of the ticket sales for event-related costs, the Company may not be able to recover its losses from these events, and such unrecoverable amounts could equal the value of the transaction or transactions settled to the creator prior to the event that is disputed, plus any associated chargeback fees not assumed by the creator. Management records estimates for refunds and chargebacks of the Company’s fees as contra-revenue and estimates for losses related to chargebacks and refunds of the face value of tickets as an operating expense classified within sales, marketing and support. Reserves are recorded based on management’s assessment of various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, the size and nature of future events, the status of and remaining time to event date, macro-economic conditions, and actual chargeback and refund activity during the current year. As of December 31, 2020, the Company’s chargebacks and refunds reserve was $33.2 million.

The principal considerations for our determination that performing procedures relating to the chargebacks and refunds reserve is a critical audit matter are (i) the significant judgment by management in developing the estimate for the chargebacks and refunds reserve, which in turn led to; (ii) significant audit effort in performing procedures relating to management’s estimate, including evaluating management’s assessment of whether amounts paid and outstanding to creators in conjunction with the advance payout program are recoverable, considering the size and nature of future events, the status of and remaining time to event date, macro-economic conditions, and actual chargeback and refund activity during the current year, and subsequent events; and (iii) a high degree of auditor judgment and subjectivity was necessary to evaluate the audit evidence obtained related to the estimate.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the chargebacks and refunds reserve, including controls over the development of the estimate of unrecoverable amounts. These procedures also included, among others, (i) evaluating management’s process for developing the reserve for unrecoverable amounts, (ii) evaluating the reasonableness of management’s assessment of whether amounts paid and outstanding to creators in conjunction with the advance payout program are recoverable, considering the size and nature of future events, the status of and remaining time to event date, macro-economic conditions, and actual chargeback and refund activity during the year, and subsequent events, and (iii) testing the completeness and accuracy of historical data provided by management and completing a review of chargeback and refund activity subsequent to year end.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 1, 2021
We have served as the Company’s auditor since 2014.

EVENTBRITE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$505,756	$420,712
Funds receivable	10,807	54,896
Accounts receivable, net	458	2,932
Creator signing fees, net	3,657	9,597
Creator advances, net	6,651	22,282
Prepaid expenses and other current assets	9,804	14,157
Total current assets	537,133	524,576
Property and equipment, net	11,574	19,735
Operating lease right-of-use assets	13,886	22,160
Goodwill	174,388	170,560
Acquired intangible assets, net	42,333	49,158
Restricted cash	2,674	2,228
Creator signing fees, noncurrent	5,838	16,710
Creator advances, noncurrent	—	922
Other assets	7,859	1,966
Total assets	$795,685	$808,015
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, creators	$191,134	$307,871
Accounts payable, trade	1,903	1,870
Chargebacks and refunds reserve	33,225	2,699
Accrued compensation and benefits	3,980	6,347
Accrued taxes	2,992	5,409
Operating lease liabilities	4,940	9,115
Other accrued liabilities	8,362	16,997
Total current liabilities	246,536	350,308
Accrued taxes, noncurrent	14,234	15,173
Operating lease liabilities, noncurrent	11,517	16,162
Long-term debt	206,630	—
Other liabilities	1,196	557
Total liabilities	480,113	382,200
Commitments and contingent liabilities (Note 11)
Stockholders’ equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of December 31, 2020 or 2019	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized, 92,654,785 shares issued and outstanding as of December 31, 2020; 1,100,000,000 shares authorized, 85,718,860 shares issued and outstanding as of December 31, 2019	1	1
Additional paid-in capital	913,115	798,640
Accumulated deficit	(597,544)	(372,826)
Total stockholders’ equity	315,572	425,815
Total liabilities and stockholders’ equity	$795,685	$808,015

(See accompanying Notes to Consolidated Financial Statements)

EVENTBRITE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Net revenue	$106,006	$326,801	$291,611
Cost of net revenue	62,330	129,141	120,653
Gross profit	43,676	197,660	170,958
Operating expenses:
Product development	54,551	64,196	46,071
Sales, marketing and support	84,259	102,874	83,428
General and administrative	103,146	100,541	80,134
Total operating expenses	241,956	267,611	209,633
Loss from operations	(198,280)	(69,951)	(38,675)
Interest expense	(24,586)	(2,986)	(11,295)
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	(9,591)
Loss on debt extinguishment	—	(1,742)	(178)
Other income (expense), net	(1,932)	5,727	(3,189)
Loss before income taxes	(224,798)	(68,952)	(62,928)
Income tax provision (benefit)	(80)	(192)	1,150
Net loss	$(224,718)	$(68,760)	$(64,078)
Net loss per share, basic and diluted	$(2.52)	$(0.84)	$(1.71)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	89,335	81,979	37,540

(See accompanying Notes to Consolidated Financial Statements)

EVENTBRITE, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	41,628,207	$334,018	—	$—	20,773,441	$—	(188,480)	$(488)	$83,291	$(238,617)	$(155,814)
Issuance of common stock upon exercise of stock options	—	—	—	—	1,727,899	—	—	—	8,108	—	8,108
Issuance of common stock, acquisitions	—	—	—	—	757,218	—	—	—	8,832	—	8,832
Issuance of common stock for settlement of RSUs	—	—	—	—	802,900	—	—	—	—	—	—
Issuance of common stock in connection with the initial public offering, net of underwriting discounts and commissions	—	—	11,500,000	—	—	—	—	—	245,985	—	245,985
Conversion of redeemable convertible preferred stock in connection with initial public offering	(41,628,207)	(334,018)	—	—	42,188,624	—	—	—	334,018	—	334,018
Automatic conversion of warrants in connection with initial public offering	—	—	—	—	997,193	—	—	—	21,465	—	21,465
Costs related to initial public offering	—	—	—	—	—	—	—	—	(5,450)	—	(5,450)
Issuance of restricted stock awards	—	—	2,993	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	—	—	—	—	(391,874)	—	—	—	(9,013)	—	(9,013)
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	366	—	366
Stock-based compensation	—	—	—	—	—	—	—	—	30,803	—	30,803
Net loss	—	—	—	—	—	—	—	—	—	(64,078)	(64,078)
Balance at December 31, 2018	—	$—	11,502,993	$—	66,855,401	$—	(188,480)	$(488)	$718,405	$(302,695)	$415,222

EVENTBRITE, INC.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (continued)
(in thousands, except share data)

	Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	11,502,993	$—	66,855,401	$—	(188,480)	$(488)	$718,405	$(302,695)	$415,222
Issuance of common stock upon exercise of stock options	6,209,953	—	255,407	—	—	—	40,669	—	40,669
Issuance of restricted stock awards	394,558	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	353,407	—	—	—	—	—	—	—	—
Issuance of common stock for ESPP Purchase	271,294	—	—	—	—	—	3,631	—	3,631
Shares withheld related to net share settlement	(124,153)	—	—	—	—	—	(2,821)	—	(2,821)
Conversion of common stock from Class B to Class A	43,255,565	1	(43,255,565)	—	—	—	(1)	—	—
Retirement of treasury shares	—	—	—	—	188,480	488	(488)	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	367	—	367
Cumulative effect adjustment upon adoption of ASU 2014-09	—	—	—	—	—	—	—	(600)	(600)
Cumulative effect adjustment upon adoption of ASU 2016-02	—	—	—	—	—	—	—	(771)	(771)
Stock-based compensation	—	—	—	—	—	—	38,878	—	38,878
Net loss	—	—	—	—	—	—	—	(68,760)	(68,760)
Balance at December 31, 2019	61,863,617	$1	23,855,243	$—	—	$—	$798,640	$(372,826)	$425,815
Issuance of common stock upon exercise of stock options	3,242,260	—	13,004	—	—	—	19,282	—	19,282
Issuance of restricted stock awards	25,142	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	1,354,695	—	—	—	—	—	—	—	—
Issuance of common stock for ESPP Purchase	171,315	—	—	—	—	—	1,291	—	1,291
Shares withheld related to net share settlement	(469,665)	—	—	—	—	—	(5,082)	—	(5,082)
Conversion of common stock from Class B to Class A	688,973	—	(688,973)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	241	—	241
Equity component of senior convertible notes, net of issuance costs	—	—	—	—	—	—	45,452	—	45,452
Purchase of convertible senior notes capped calls	—	—	—	—	—	—	(15,600)	—	(15,600)
Shares issued for warrants exercised in connection with term loans	2,599,174	—	—	—	—	—	27,369	—	27,369
Stock-based compensation	—	—	—	—	—	—	41,522	—	41,522
Net loss	—	—	—	—	—	—	—	(224,718)	(224,718)
Balance at December 31, 2020	69,475,511	$1	23,179,274	$—	—	$—	$913,115	$(597,544)	$315,572
(See accompanying Notes to Consolidated Financial Statements)

EVENTBRITE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(224,718)	$(68,760)	$(64,078)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,610	24,324	34,608
Amortization of creator signing fees	8,553	10,858	7,086
Noncash operating lease expense	8,827	8,246	—
Amortization of debt discount and issuance costs	10,226	326	1,718
Payment in Kind interest	6,784	—	—
Loss on debt extinguishment	—	1,742	178
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	9,591
Change in fair value of term loan embedded derivatives	—	—	(2,119)
Stock-based compensation	40,215	37,594	30,231
Impairment charges of creator advances and creator signing fees	12,308	5,671	3,425
Provision for bad debt and creator advances	17,634	2,433	2,742
Provision for chargebacks and refunds	61,016	—	—
Loss on disposal of equipment	3,678	73	99
Deferred income taxes	(183)	(380)	103
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(2,505)	(288)	(2,092)
Funds receivable	44,089	3,801	(6,810)
Creator signing fees, net	(2,665)	(21,216)	(15,973)
Creator advances, net	2,516	(5,685)	(5,308)
Prepaid expenses and other current assets	4,347	1,690	(5,594)
Other assets	515	201	(1,643)
Accounts payable, creators	(116,737)	36,170	24,523
Accounts payable, trade	171	670	(507)
Chargebacks and refunds reserve	(30,398)	—	—
Accrued compensation and benefits	(2,367)	761	1,791
Accrued taxes	(2,417)	(2,619)	5,039
Operating lease liabilities	(9,663)	(9,146)	—
Other accrued liabilities	(7,972)	3,521	4,256
Accrued taxes, noncurrent	(756)	(137)	(14,458)
Other liabilities	—	105	354
Net cash (used in) provided by operating activities	(156,892)	29,955	7,162

EVENTBRITE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2020	2019	2018
Cash flows from investing activities
Purchases of property and equipment	(1,699)	(5,888)	(5,418)
Capitalized internal-use software development costs	(4,583)	(7,710)	(7,232)
Cash paid for acquisitions, net of cash acquired	(6,375)	—	12,611
Net cash used in investing activities	(12,657)	(13,598)	(39)
Cash flows from financing activities
Proceeds from issuance of debt and common stock, net of issuance costs paid	256,099	—	118,578
Proceeds from exercise of stock options	19,282	40,669	8,108
Purchases under employee stock purchase plan	1,292	3,631	—
Purchase of convertible notes capped calls	(15,600)	—	—
Taxes paid related to net share settlement of equity awards	(5,517)	(2,363)	(9,013)
Payments on finance lease obligations	(517)	(290)	(78)
Principal payments on debt obligations	—	(73,594)	(111,071)
Payment of debt issuance costs	—	(457)	—
Payments of deferred offering costs	—	(413)	—
Proceeds from initial public offering, net of underwriters' discounts and offering costs, net	—	—	240,965
Prepayment penalties on debt extinguishment	—	—	(6,803)
Payments on build-to-suit lease financing obligation	—	—	(630)
Net cash provided by (used in) financing activities	255,039	(32,817)	240,056
Net increase (decrease) in cash, cash equivalents and restricted cash	85,490	(16,460)	247,179
Cash, cash equivalents and restricted cash
Beginning of period	422,940	439,400	192,221
End of period	$508,430	$422,940	$439,400
Supplemental cash flow data
Interest paid	$6,751	$10,657	$7,588
Income taxes paid, net of refunds	835	1,096	202
Noncash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$2,688	$3,704	$—
Indemnity holdback consideration associated with ToneDen acquisition	1,125	—	—
Vesting of early exercised stock options	241	367	366
Purchases of property and equipment, accrued but unpaid	43	436	—
Conversion of redeemable convertible preferred stock in connection with initial public offering	—	—	21,465
Issued shares of common stock for acquisitions	—	—	8,832
Issuance of redeemable convertible preferred stock warrants in connection with the loan	—	—	4,603
Deferred offering costs included in accounts payable, trade and other accrued liabilities	—	—	430

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
Immediately prior to the closing of the IPO, (i) all shares of common stock then outstanding were reclassified as Class B Common Stock, (ii) 41,628,207 shares of redeemable convertible preferred stock outstanding converted into 42,188,624 shares of Class B common stock (including additional shares issued upon conversion of the Series G redeemable convertible preferred stock based on the IPO price of $23.00 per share) and (iii) warrants to purchase 933,269 shares of the Series G redeemable convertible preferred stock automatically exercised into 997,193 shares of Class B common stock. See Note 12 for additional details.
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated.
Revision of Consolidated Financial Statements
In connection with the preparation of its financial statements for the year ended December 31, 2020, the Company identified an error within the Company’s consolidated statement of cash flows for the year ended December 31, 2019, which accompanying financial statements have been revised to correct for such error. The impact of such revision resulted in net cash provided by operating activities increasing by $1,297 to $29,955 and net cash used in financing activities increasing by $1,297 to $32,817 for the year ended December 31, 2019. The Company evaluated the error and concluded that it was not material to the 2019 financial statements previously issued. These revisions have no impact on our previously reported consolidated net income, financial position, net change in cash, cash equivalents, and restricted cash, or total cash, cash equivalents, and restricted cash as reported on the Company's consolidated statements of cash flows.
Prior Period Reclassification
Beginning in the first quarter of 2019, the Company classified the amortization of acquired customer relationship intangible assets and certain other costs as sales, marketing and support expenses. Previously, these expenses were classified as general and administrative expenses. The Company has reclassified $13.6 million of expenses for the year ended December 31, 2018 to make the presentation consistent with the current year. There was no change to total operating expenses, loss from operations, loss before income taxes or net loss for the year ended December 31, 2018 as a result of these reclassifications.
Use of Estimates
In order to conform with GAAP, the Company is required to make certain estimates, judgments and assumptions when preparing its consolidated financial statements. These estimates, judgments and assumptions affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. These estimates include, but are not limited to, the recoverability of creator signing fees and creator advances, chargebacks and refunds reserve, the capitalization and estimated useful life of internal-use software, certain assumptions used in the valuation of equity awards, determining the fair value of the Company's common stock, assumptions used in determining the fair value of business combinations, the allowance for doubtful accounts, and indirect tax reserves . The Company evaluates these estimates on an ongoing basis. Actual results could differ from those estimates and such differences could be material to the Company’s consolidated financial statements.
COVID-19 Impacts
During the year ended December 31, 2020, a global health pandemic referred to as COVID-19 arose and has disrupted many industries around the world, including the live events industry, resulting in the cancellation or postponement of live events. The effect of and uncertainties surrounding the COVID-19 pandemic has caused the Company to make significant estimates in its consolidated financial statements as of and for the year ended December 31, 2020 , specifically related to chargebacks and refunds due to cancelled or postponed events, which impacts net revenue, advance payouts, creator signing fees and creator advances. The COVID-19 pandemic is ongoing in nature and the Company will continue to revise such estimates in future reporting periods to reflect management's best estimates of future outcomes. The COVID-19 pandemic has adversely affected the Company’s results of operations in the year ended December 31, 2020. Significant uncertainty remains regarding the extent and duration of the impact that the COVID-19 pandemic will have on the Company’s business. The full extent to which COVID-19 impacts the Company’s business, results of operations and financial condition cannot be predicted at this time, and the impact of COVID-19 may persist for an extended period of time or become more pronounced.
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

Year Ended December 31, 2020
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. The Company adopted this new standard effective January 1, 2020 and has considered forward-looking information in its measurement and recognition of expected credit losses for its accounts receivables, creator signing fees, creator advances and advanced payouts, including consideration of the financial statement effects of the COVID-19 pandemic. Refer to Note 3, Note 4 and Note 5 for further information.
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
Revenue Recognition
The Company adopted and began applying ASC 606 on January 1, 2019 in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40) using a modified retrospective approach to contracts which were not completed as of the adoption date. The adoption of ASC 606 had no material impact to the Company's net revenues recorded in the year ended December 31, 2019. The Company recorded a cumulative-effect adjustment to opening accumulated deficit as of January 1, 2019 of $0.6 million and a corresponding increase to contract liabilities, included within other accrued liabilities on the consolidated balance sheet. The Company recognized this $0.6 million during the year ended December 31, 2019 and had a contract liability of $0.8 million recorded as of December 31, 2019.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes bank deposits and money market funds held with financial institutions. Cash and cash equivalents balances include the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such balances were $181.1 million and $257.3 million as of December 31, 2020 and 2019, respectively. Although creator cash is legally unrestricted, the Company does not utilize creator cash for its own financing or investing activities as the amounts are payable to creators on a regular basis. These amounts due to creators are included in accounts payable, creators on the consolidated balance sheets. The Company considers all highly liquid investments, including money market funds with an original maturity of three months or less at the date of purchase, to be cash equivalents.
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

	December 31,
	2020	2019	2018
Cash and cash equivalents	$505,756	$420,712	$437,892
Restricted cash	2,674	2,228	1,508
Total cash, cash equivalents and restricted cash	$508,430	$422,940	$439,400
Funds Receivable
Funds receivable represents cash-in-transit from third-party payment processors that is received by the Company within approximately five business days from the date of the underlying ticketing transaction. The funds receivable balances include the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such amounts were $10.0 million and $51.1 million as of December 31, 2020 and 2019, respectively.

Accounts Receivable, Net
Accounts receivable, net is primarily comprised of invoiced amounts to creators who use a third-party facilitated payment processor (FPP). For customer accounts receivable balances related to FPP, the Company records accounts receivable at the invoiced amount, net of a reserve to provide for potentially uncollectible amounts.
In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including the age of the balance, the creditworthiness of the customer and the customer’s current financial condition. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified.
Property and Equipment, Net
Property and equipment, including assets acquired through finance leases, are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of assets. Maintenance and repair costs are charged to expense as incurred. The estimated useful lives of the Company’s property and equipment are as follows:

Estimated Useful Life
Building and improvements	30 years
Furniture and fixtures	3-5 years
Computers and computer equipment	1-2 years
Capitalized internal-use software development costs	2 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term

Leases
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

The Company determines if an arrangement is a lease at inception. In calculating the present value of the lease payments, the Company utilizes its incremental borrowing rate, as the rates implicit in the leases were not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located.
Our lease terms include periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Generally, the operating lease right-of-use asset and associated lease liability do not consider the option to extend the term, as the Company is not reasonably certain of exercising the extension option.
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
The Company’s money market funds, funds receivable, accounts receivable, accounts payable and other current liabilities approximate their fair value. All of these financial assets and liabilities are Level 1, except for debt. Refer to Note 10 “Debt” for details regarding the fair value of our term loans and convertible senior notes.
Business Combinations, Goodwill and Acquired Intangible Assets, Net
The Company accounts for business acquisitions using the purchase method of accounting, in accordance with which assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. Such valuations require the Company to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology and trade names from a market participant perspective, useful lives and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
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
On January 1, 2020, the Company adopted ASU 2017-04, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. The Company determined that the conditions resulting from the COVID-19 pandemic and the decline in the market value of our common stock warranted an assessment of its goodwill carrying amount. During the year ended December 31, 2020, the Company performed an analysis by comparing our estimated fair value to our carrying amount, including goodwill. Our analysis indicated that its estimated fair value, using the market price of our common stock, exceeded its carrying amount and therefore goodwill was not impaired and no additional steps were necessary.
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
The Company evaluates the recoverability of their acquired intangible assets for potential impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to the fair value. We determined that the conditions resulting from the COVID-19 pandemic warranted an assessment of intangible assets carrying amount. During the year ended December 31, 2020, we performed an analysis by comparing the undiscounted future cash flows to the carrying amount and concluded no impairment of the carrying value was required.
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
During the year ended December 31, 2020, the Company determined that conditions resulting from the COVID-19 pandemic warranted an ongoing assessment of its long-lived assets balance. The Company performed a recoverability test and concluded no impairment of the carrying value was required.
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

Accounts Payable, Creators
Accounts payable, creators consists of unremitted ticket sale proceeds, net of Eventbrite service fees and applicable taxes. Amounts are remitted to creators within five business days subsequent to the completion of the related event. Creators may apply to receive these proceeds prior to their events as creators often need these funds to pay for event-related costs. For qualified creators, the Company passes ticket sales proceeds to the creator prior to the event, subject to certain limitations. The Company refers to these payments as advance payouts. When an advance payout is made, the Company reduces its cash and cash equivalents with a corresponding decrease to its accounts payable, creators. As a result of the COVID-19 pandemic and its effect of causing creators to cancel, postpone or reschedule events, the Company temporarily suspended its advance payouts program on March 11, 2020, at which date the total advance payouts to creators related to future events was approximately $354.0 million. As of December 31, 2020, the advance payouts outstanding had reduced to approximately $226.6 million, as a result of creators fulfilling their refund obligations with creator funds as well as events taking place. The Company is exploring new ways to make advance payouts to qualified creators who meet strict guidelines and has started making advance payouts available to a limited number of low risk creators.
Chargebacks and Refunds Reserve
The terms of the Company's standard merchant agreement obligate creators to reimburse attendees who are entitled to refunds. When the Company provides advance payouts, it assumes risk that the event may be cancelled, fraudulent, or materially not as described, resulting in significant chargebacks and refund requests. If the creator is insolvent or has spent the proceeds of the ticket sales for event-related costs, the Company may not be able to recover its losses from these events, and such unrecoverable amounts could equal the value of the transaction or transactions settled to the creator prior to the event that is disputed, plus any associated chargeback fees not assumed by the creator. The Company records estimates for refunds and chargebacks of its fees as contra-revenue. The Company records estimates for losses related to chargebacks and refunds of the face value of tickets as an operating expense classified within sales, marketing and support. Reserves are recorded based on the Company's assessment of various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, the size and nature of future events, the status of and remaining time to event date, macro-economic conditions and actual chargeback and refund activity during the current year. The chargebacks and refunds reserve was $33.2 million and $2.7 million as of December 31, 2020 and December 31, 2019, respectively. The increase in the reserve balance during the year ended December 31, 2020 was the result of estimated losses from the advance payout program and estimated future refunds of its fees, relating largely to the COVID-19 pandemic. Prior to March 31, 2020, the Company included its chargebacks and refunds reserve in other accrued liabilities on the consolidated balance sheets, and has reclassified the balance as of December 31, 2019 on the condensed consolidated balance sheets included in this Annual Report on Form 10-K to be consistent with the presentation as of December 31, 2020.
Advertising
Advertising costs are charged to expense as incurred. The costs of developing advertising creative and trade show expenses are initially deferred and charged to expense in the period in which the advertising is displayed or the period the trade show occurs. Advertising expenses were $1.1 million, $4.6 million and $1.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Foreign Currency Remeasurement
The functional currency of the Company’s international subsidiaries is the U.S. dollar. Accordingly, monetary balance sheet accounts are remeasured using exchange rates in effect at the balance sheet dates and non-monetary items are stated at historical exchange rates. Revenue and expenses are remeasured at the average exchange rates for the period. Foreign currency remeasurement and transaction gains and losses are included in other income (expense), net in the consolidated statements of operations. The Company recorded foreign currency rate remeasurement losses of $2.6 million, gains of $1.1 million and losses of $7.4 million during the years ended December 31, 2020, 2019 and 2018, respectively.
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
As of December 31, 2020 and 2019, there were no customers that represented 10% or more of the Company’s accounts receivable balance, and there were no customers that individually exceeded 10% of the Company’s net revenue for any of the years ended December 31, 2020, 2019 or 2018, respectively.
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

3. Accounts Receivable, Net
Accounts receivable, net is comprised of invoiced amounts to customers who use FPP for payment processing as well as other invoiced amounts. During the year ended December 31, 2020, the Company recorded $1.0 million of incremental allowance for doubtful accounts, including estimated future losses in consideration of the impact of the COVID-19 pandemic. The following table summarizes the Company’s accounts receivable balance (in thousands):

	December 31,
	2020	2019
Accounts receivable, customers	$1,494	$4,979
Allowance for doubtful accounts	(1,036)	(2,047)
Accounts receivable, net	$458	$2,932

4. Creator Signing Fees, Net
Creator signing fees are additional incentives paid by the Company to secure exclusive ticketing and payment processing rights with certain creators. Amortization of creator signing fees is recorded as a reduction of revenue in the consolidated statements of operations and was $8.6 million, $10.9 million and $7.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, these payments are being amortized over a weighted-average remaining contract life of 3.3 years on a straight-line basis. The following table summarizes the activity in creator signing fees for the periods indicated (in thousands):

	December 31,
	2020	2019
Balance, beginning of period	$26,307	$17,005
Creator signing fees paid	3,961	21,216
Amortization of creator signing fees	(8,553)	(10,858)
Write-offs and other adjustments	(12,220)	(1,056)
Balance, end of period	$9,495	$26,307

Creator signing fees, net	$3,657	$9,597
Creator signing fees, noncurrent	5,838	16,710
5. Creator Advances, Net
Creator advances provide the creator with funds in advance of the event and are subsequently recovered by withholding amounts due to the Company from the sale of tickets for the event until the creator payment has been fully recovered. The following table summarizes the activity in creator advances for the periods indicated (in thousands):

	December 31,
	2020	2019
Balance, beginning of period	$23,204	$23,142
Creator advances paid	7,740	36,081
Creator advances recouped	(10,257)	(30,396)
Write-offs and other adjustments	(14,036)	(5,623)
Balance, end of period	$6,651	$23,204

Creator advances, net	$6,651	$22,282
Creator advances, noncurrent	—	922

6. Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	December 31,
	2020	2019
Capitalized internal-use software development costs	49,202	44,194
Furniture and fixtures	3,594	3,861
Computers and computer equipment	6,926	14,836
Leasehold improvements	7,690	8,393
Finance lease right-of-use assets	607	1,005
	68,019	72,289
Less: Accumulated depreciation and amortization	(56,445)	(52,554)
Property and equipment, net	$11,574	$19,735
The Company recorded the following amounts related to depreciation of fixed assets and capitalized internal-use software development costs during the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Depreciation expense	$4,194	$5,950	$5,201
Capitalized internal-use software development costs	5,008	8,993	7,809
Amortization of capitalized internal-use software development costs	7,866	7,562	6,240

7. Leases
Operating leases
The Company leases its office facilities under operating lease arrangements with varying expiration dates through 2028. Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Right-of-use assets also include adjustments related to prepaid or deferred lease payments and lease incentives. As most of the Company's leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The incremental borrowing rate is calculated based on hypothetical fully-secured borrowings to fund each respective lease over the lease term as of the lease commencement date, based on an assessment of the company's implied credit rating.
Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Company will exercise such options. As of December 31, 2020, the remaining lease term of the Company's operating leases ranges from less than one year to five years.
The components of operating lease costs for the year ended December 31, 2020 were as follows (in thousands):

Operating lease costs	$8,827
Sublease income	(4,207)
Total operating lease costs, net	$4,620
The Company made cash payments of $9.7 million for operating lease liabilities during the year ended December 31, 2020, which is included within the operating activities section on the consolidated statements of cash flows.
As of December 31, 2020 the Company's operating leases had a weighted-average remaining lease term of 4.3 years and a weighted-average discount rate of 3.3%.

As of December 31, 2020, maturities of operating lease liabilities were as follows (in thousands):

2021	$5,402
2022	3,699
2023	3,586
2024	2,291
2025	2,034
Thereafter	862
Total operating lease payments	17,874
Less: Imputed interest	(1,417)
Total operating lease liabilities	$16,457
Reconciliation of lease liabilities as shown in the consolidated balance sheets
Operating lease liabilities, current	$4,940
Operating lease liabilities, noncurrent	11,517
Total operating lease liabilities	$16,457

8. Acquisitions
2020 Acquisitions
In November 2020, the Company acquired 100% of the equity interests of ToneDen, a self-service social marketing platform company based in Los Angeles, California. The Company expects that this acquisition will enhance its customer engagement capabilities by offering its creators various marketing tools that the Company plans to integrate into its core product with a subscription offering. The acquisition of ToneDen has been accounted for as a business combination. The total purchase consideration of $7.5 million included (i) acquisition-date cash payments of $6.4 million and (ii) a cash holdback of $1.1 million, which the Company is retaining for up to 18 months and will be payable to the previous owners of ToneDen, subject to offset by the Company for any of the previous owners’ indemnification obligations in connection with the acquisition. Acquisition costs directly related to the ToneDen transaction were $0.2 million and are included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2020.
The total purchase price of the ToneDen acquisition was allocated to the assets acquired and liabilities assumed based on their fair value as of the acquisition date. The excess of the purchase price over the net assets acquired was recorded as goodwill. The goodwill recorded is deductible for tax purposes and is attributable to the assembled workforce as well as the anticipated synergies from the integration of ToneDen's technology with the Company's technology.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the respective acquisition dates (in thousands):

Goodwill	$3,828
Intangible assets	3,750
Operating lease right-of-use assets	411
Other assets	104
Operating lease liabilities	(416)
Other current liabilities	(177)
Total purchase price	$7,500

The following table sets forth the components of identifiable intangible assets acquired (in thousands) and their estimated useful lives (in years) as of the date of acquisition:

	Cost	Estimated useful life
Developed technology	$3,300	4
Customer relationships	400	2.5
Trademark	50	2
Total acquired intangible assets	$3,750
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
The total purchase price of the Picatic and Ticketea acquisitions was allocated to the assets acquired and liabilities assumed based on their fair value as of the acquisition date. The excess of the purchase price over the net assets acquired was recorded as goodwill. The goodwill recorded in connection with the Picatic and Ticketea acquisitions is not deductible for tax purposes and is attributable to the assembled workforce and synergies from the future growth and strategic advantages in the ticketing industry.
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

The following table sets forth the components of identifiable intangible assets acquired (in thousands) and their estimated useful lives (in years) as of the date of acquisition:

	Picatic	Estimated useful life	Ticketea	Estimated useful life
Customer relationships	$507	2.5	$2,475	5.0
Developed technology	—		619	1.0
Total acquired intangible assets	$507		$3,094

9. Goodwill and Acquired Intangible Assets, Net
The changes in the carrying amounts of goodwill was as follows (in thousands):

At December 31, 2018	170,560
Additions from acquisitions	—
At December 31, 2019	170,560
Additions from acquisitions	3,828
At December 31, 2020	$174,388
Acquired intangible assets consisted of the following as of the dates indicated (in thousands):

	December 31, 2020
	Cost	Accumulated Amortization	Net Book Value	Weighted- average remaining useful life (years)
Developed technology	$22,396	$19,194	$3,202	3.9
Customer relationships	74,884	35,800	39,084	4.4
Tradenames	1,650	1,603	47	1.9
Acquired intangible assets, net	$98,930	$56,597	$42,333

	December 31, 2019
	Cost	Accumulated Amortization	Net Book Value	Weighted- average remaining useful life (years)
Developed technology	$19,096	$19,062	$34	0.2
Customer relationships	74,484	25,360	49,124	5.2
Tradenames	1,600	1,600	—
Acquired intangible assets, net	$95,180	$46,022	$49,158

The Company recorded amortization expense related to acquired intangible assets as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of net revenue	$143	$434	$11,834
Sales, marketing and support	10,430	10,381	10,236
General and administrative	3	—	1,098
Total amortization of acquired intangible assets	$10,576	$10,815	$23,168

As of December 31, 2020, the total expected future amortization expense of acquired intangible assets by year is as follows (in thousands):

2021	$11,217
2022	9,209
2023	8,593
2024	8,300
2025	5,014
Thereafter	—
Total expected future amortization expense	$42,333

10. Debt
As of December 31, 2020, long-term debt consisted of the following (in thousands):

	Term Loans	Convertible Notes (2025 Notes)	Total
Outstanding principal balance	$125,000	$150,000	$275,000
Payment in Kind interest	6,784	—	6,784
Less: Unamortized discount	(22,387)	(43,973)	(66,360)
Less: Debt issuance costs	(5,156)	(3,638)	(8,794)
Carrying amount, long-term debt	$104,241	$102,389	$206,630
The Company had no outstanding debt as of December 31, 2019.
The following tables set forth the total interest expense recognized related to the Term Loans and liability component for the 2025 Notes (in thousands):

	Year Ended December 31, 2020
	Term Loans	Convertible Notes (2025 Notes)	Total
Cash interest expense	3,192	4,083	7,275
Payment in Kind interest	6,784	—	6,784
Amortization of debt discount	5,428	3,277	8,705
Amortization of debt issuance costs	1,250	271	1,521
Total interest expense	$16,654	$7,631	$24,285

As of December 31, 2020, the remaining life of the Term Loans and 2025 Notes is approximately 53 months and 59 months, respectively.
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
The Company allocated $29.0 million of the total debt discount and issuance costs to the Initial Term Loans and $11.6 million of the total debt discount and issuance costs to the Delayed Draw Term Loans. The amount allocated to the Initial Term Loans is recorded as a reduction to the carrying amount of the debt and is being accreted over the contractual term of the loans using the effective interest rate method. The effective interest rate of the Initial Term Loans is 18.5%. The amount allocated to the Delayed Draw Term Loans is recorded in Other assets on the consolidated balance sheets and is being amortized straight-line through the Delayed Draw Termination Date. Once the Delayed Draw Term Loans are drawn, the Company will derecognize the associated asset and record a discount on Delayed Draw Term Loans equal to the unamortized fee. If the Company borrows a portion of Delayed Draw Term Loans, only a proportionate amount of the asset should be recognized as debt discount.
Optional prepayments of borrowings under the Credit Agreement are permitted at any time, in whole or in part, but are subject to a prepayment premium during the first four years following the Initial Funding Date at a Make-Whole Amount (as defined in the Credit Agreement) in year one, 12% in year two, 10% in year three and 8% in year four as more fully set forth in the Credit Agreement. Subject to certain exceptions, the Company will be required to prepay certain amounts outstanding under the Term Loans with the net cash proceeds (as customarily defined in the Credit Agreement) of certain asset sales, certain casualty events, certain issuances of non-permitted debt and certain excess cash flow (as customarily defined in the Credit Agreement). The Credit Agreement provides for customary events of default including non-payment of obligations, inaccuracy of representations or warranties, non-performance of covenants and obligations, default on other material debt, bankruptcy or insolvency events, material judgments, change of control, material ERISA events and certain customary events of default relating to collateral or guarantees. Upon the occurrence of any event of default, subject to the terms of the Credit Agreement including any cure periods specified therein, customary remedies may be exercised by the lenders under the Credit Agreement against the Company and its properties. The Company was in compliance with all covenants as of December 31, 2020.
As of December 31, 2020, the total estimated fair value of the Term Loans was approximately $148.6 million based on Black-Derman-Toy model. The risk-adjusted discounted rate represents a Level 3 input into this valuation.
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
The 2025 Notes are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2025 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

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
If certain corporate events that constitute a “Fundamental Change” (as defined in the Indenture) occur, then, subject to a limited exception for certain cash mergers, note holders may require the Company to repurchase their 2025 Notes at a cash repurchase price equal to the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the Fundamental Change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s Class A common stock.

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
In accounting for the issuance of the 2025 Notes, the Company separated the 2025 Notes into liability and equity components. The carrying amount of the liability component was calculated measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2025 Notes. The Company bifurcated the conversion option of the 2025 Notes from the debt instrument, classified the conversion option in equity, and will accrete the resulting debt discount as interest expense over the contractual term of the 2025 Notes using the effective interest rate method. The carrying amount of the equity component representing the conversion option was $47.3 million which is recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The net carrying amount of the equity component of the 2025 Notes as of December 31, 2020 was as follows:

Convertible Notes (2025 Notes)
Proceeds allocated to the conversion option	$47,250
Less: issuance costs	(1,798)
Carrying amount of the equity component	$45,452

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
As of December 31, 2020, the total estimated fair value of the 2025 Notes was approximately $247.1 million based on a binomial model. The volatility and risk-adjusted discount rate represent Level 3 inputs into this valuation. The fair value of the 2025 Notes is also affected by the trading price of the Company's common stock. If the fair value was determined based on the closing trading price of the last available day of trading for the period then it would be considered a Level 2 input in the fair value hierarchy, as they are not actively traded.

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
In June 2020, the Company paid an aggregate of $15.6 million for the Capped Calls, which was recorded as a reduction to Additional paid-in capital in the consolidated balance sheets and will not be remeasured as long as they continue to meet certain accounting criteria.
11. Commitments and Contingent Liabilities
The following table summarizes our consolidated contractual cash obligations and rights as of December 31, 2020 (in thousands):

	Payments due by Year
	Total	2021	2022	2023	2024	2025	Thereafter
Term Loans Due 2025	$125,000	$—	$—	$—	$—	$125,000	$—
Interest obligations on Term Loans(1)	94,629	5,520	6,011	6,546	7,149	69,403	—
Convertible Senior Notes Due 2025	150,000	—	—	—	—	150,000	—
Interest obligations on Convertible Senior Notes(1)	37,521	7,500	7,500	7,500	7,521	7,500	—
Operating lease obligations(2)	17,874	5,402	3,699	3,586	2,291	2,034	862
Sublease income	(1,833)	(1,472)	(240)	(121)	—	—	—
Future creator signing fees and creator advances(3)	21,752	11,320	5,676	4,102	654	—	—
Purchase Commitments(4)	24,150	3,208	4,375	6,038	6,650	3,879	—
Total	$469,093	$31,478	$27,021	$27,651	$24,265	$357,816	$862

(1) Represents aggregate interest obligations for the Company's outstanding respective Term loans and Convertible Senior Notes that are payable in cash, excluding non-cash amortization of debt issuance costs. Borrowings under the term loans bear interest at a rate per annum equal to (i) 4.0% payable in Cash Pay Interest and (ii) 8.5% Payment in Kind (PIK) Interest. The Convertible Senior Notes bear interest at a fixed rate of 5.000% per year.

(2) Consists of the Company's operating lease obligations (partially offset by sublease income) for office space under non-cancelable agreements. Total payments listed represent total minimum future lease payments.
(3) Future creator signing fees and creator advances represent contractual amounts paid in advance to customers pursuant to event ticketing and payment processing agreements. Certain of the Company's contracts include terms where future payments to creators are committed to, based on performance, as part of the overall ticketing arrangement. The Company's contracts state that these future payments require the customer to meet certain revenue milestones or minimum ticket sales provisions in order to earn the payment, and if that milestone or minimum is not met, we are not required to make such payment.
(4) Consists of non-cancelable purchase commitments for enterprise support services entered in the ordinary course of business.
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
Refund Policy Litigation
On June 4, 2020, three plaintiffs, seeking to represent a proposed class of individuals who purchased tickets on or after June 3, 2016, filed suit against the Company in the United States District Court for the Northern District of California, in a case captioned Snow, et al. v. Eventbrite, Inc., Case No. 20-cv-03698 (the Class Action). Plaintiffs allege that Eventbrite failed to provide an opportunity for purchasers of tickets to events sold through Eventbrite’s platform to obtain a refund where the event is postponed, rescheduled, or canceled. Plaintiffs seek injunctive relief in addition to restitution and monetary damages under California’s Consumer Legal Remedies Act, False Advertising Law, and Unfair Competition Law, in addition to claims brought under California common law. The Company denies the allegations and intends to defend the case vigorously. The case is in its early stages. Prior to answering Plaintiffs’ complaint, Eventbrite brought a motion to compel arbitration pursuant to its Terms of Service. The Court denied that motion. The Company thereafter answered Plaintiffs’ Complaint and brought a second motion to compel arbitration, based in part on facts established via the Company’s Answer. That motion remains pending. No other motions have been made, and no other rulings have been issued. The Company is unable to predict the likely outcome at this point.
Stockholder Litigation
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
On August 22, 2019, the federal court consolidated the two pending actions (the Federal Action). On October 11, 2019, the lead plaintiffs in the Federal Action filed an amended consolidated complaint. That complaint alleged that the Company misrepresented and/or omitted material information in its IPO offering documents in violation of the Securities Act. It also challenged public statements made after the IPO in violation of the Exchange Act. The amended complaint sought unspecified monetary damages and other relief on behalf of investors. On December 11, 2019, the defendants filed a motion to dismiss the amended complaint. On April 28, 2020, the court granted defendants’ motion to dismiss in its entirety with leave to amend and set a deadline of June 24, 2020 for lead plaintiff to file its second amended consolidated complaint. On June 22, 2020, the Court extended lead plaintiff’s deadline to file its second amended consolidated complaint to August 10, 2020.
On July 29, 2020, the Company entered into a settlement agreement with the lead plaintiff in the Federal Action. We recorded $1.9 million of expense during the year ended December 31, 2020 related to the expected settlement of the Federal Action.
On August 27, 2020, the lead plaintiff in the Federal Action filed a motion for preliminary approval of the settlement. On October 21, 2020, the Court vacated the preliminary approval hearing and on October 30, 2020, the Court issued an order continuing the preliminary approval hearing, tentatively rescheduling the hearing for March 18, 2021. On January 22, 2021, the Court issued an order denying without prejudice the motion for preliminary approval. On February 9, 2021, the Company gave notice to the lead plaintiff that, in light of the denial of the preliminary approval motion, it was terminating the settlement agreement.

On June 24, 2019, the state court consolidated two state actions pending at that time (the State Action). On July 24, 2019, the two plaintiffs in the State Action filed a consolidated complaint. The consolidated complaint generally alleged that the Company misrepresented and/or omitted material information in the IPO offering documents, in violation of the Securities Act, and sought unspecified monetary damages and other relief on behalf of investors. On August 23, 2019, defendants filed demurrers to the consolidated complaint, which the court sustained with leave to amend at a hearing on November 1, 2019. Plaintiffs filed a first amended consolidated complaint (FAC) on February 10, 2020. Defendants filed demurrers to the FAC on March 26, 2020. On June 23, 2020, the court sustained the demurrers with leave to amend. On November 9, 2020, the plaintiffs filed their second amended consolidated complaint (SAC). On November 20, 2020, defendants filed demurrers to the SAC, which were overruled on December 17, 2020. On January 15, 2021, defendants filed their answers to the SAC. On January 22, 2021, the plaintiffs filed a motion for class certification. On February 11, 2021, the parties stipulated to class certification, and on February 17, 2021, the Court entered an order certifying a class of “all persons and entities who purchased or otherwise acquired Eventbrite, Inc. Class A common stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with Eventbrite’s September 2018 Initial Public Offering and who were damaged thereby.”
The Company believes that these actions are without merit and intends to vigorously defend them. The Company cannot predict the outcome of or estimate the possible loss or range of loss from the above described matters.
Commercial Contract Litigation
On July 16, 2019, the Company filed two complaints in the United States District Court for the Northern District of California, entitled Eventbrite, Inc. v. MF Live, Inc., et al., 3:19-CV-04084 (the MFL Action) and Eventbrite, Inc. v. Fab Loranger et al., 3:19-CV-04083 (the Loranger Action and, together with the MFL Action, the Roxodus Lawsuits). The Roxodus Lawsuits arose out of MF Live’s (MFL) cancellation of the Roxodus music festival in Ontario, Canada, and MFL's and Loranger's subsequent refusals to issue refunds to impacted ticket buyers or to reimburse Eventbrite for payments to such ticket buyers. Eventbrite provided ticketing and payment processing services for the event pursuant to a written contract. When the event was cancelled and MFL refused to issue refunds, Eventbrite issued refunds totaling $4.0 million to ticket buyers who bought tickets on the Eventbrite platform. Pursuant to Eventbrite's Merchant Agreement, MFL was contractually required to reimburse Eventbrite for such refunds, and Loranger had signed a personal guaranty agreement committing to personally honor MFL’s obligations if the entity failed to do so. Accordingly, the Roxodus Lawsuits asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, money had and received, and actual and constructive fraudulent transfers.
With respect to the Loranger Action, on November 6, 2020, the Company and the defendants executed a long-form settlement agreement for which the Company received a partial settlement of the refunded amount. On November 6, 2020, the Company and the defendants in the Loranger Action executed a long-form settlement agreement for which the Company received a partial settlement of the refunded amount. In light of that settlement, the Loranger Action was dismissed with prejudice on November 12, 2020, and the MFL Action dismissed without prejudice on January 21, 2021.
On June 18, 2020, the Company filed a Complaint in the United States District Court for the Northern District of California against M.R.G. Concerts Ltd. (MRG) and Matthew Gibbons (Gibbons), asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory judgment, unfair competition, and common counts under California law, arising out of MRG and Gibbons’s termination of certain contracts with the Company and their refusal to make various payments to the Company required by those contracts. MRG asserted counterclaims against Eventbrite for breach of one of the contracts in issue, as well as for breach of the implied covenant of good faith and fair dealing, unfair competition, and declaratory judgment. On October 1, 2020, Eventbrite moved to dismiss MRG’s counterclaims and certain of MRG and Gibbons’s affirmative defenses. The Court denied Eventbrite’s motion, and the case is presently in the discovery phase. No other motions have been filed, and no other rulings have issued. The case is in its early stages, and the Company cannot presently predict the likelihood of success.
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
Tax Matters
The Company is currently under audit in certain jurisdictions with regard to indirect tax matters. The Company establishes reserves for indirect tax matters when it determines that the likelihood of a loss is probable, and the loss is reasonably estimable. Accordingly, the Company has established a reserve for the potential settlement of issues related to sales and other indirect taxes in the amount of $13.6 million and $14.8 million as of December 31, 2020 and 2019, respectively. These amounts, which represent management’s best estimates of its potential liability, include potential interest and penalties of $1.5 million and $1.4 million as of December 31, 2020 and 2019, respectively.
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
Equity Incentive Plans
In August 2018, the 2018 Stock Option and Incentive Plan (2018 Plan) was adopted by the board of directors and approved by the stockholders and became effective in connection with the IPO. The 2018 Plan replaces the 2010 Stock Plan (2010 Plan) as the board of directors has determined not to make additional awards under the 2010 Plan. The 2010 Plan will continue to govern outstanding equity awards granted thereunder.
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
As of December 31, 2020, there were 9,668,594 and 4,006,658 options issued and outstanding under the 2010 Plan and 2018 Plan, respectively (collectively, the Plans). The Company reserved 6,945,206 shares of Class A common stock and are available for grant under the Company's 2018 Plan.
Stock options granted typically vest over a four-year period from the date of grant. Options awarded under the Plans may be granted at an exercise price per share not less than the fair value at the date of grant and are exercisable up to ten years.

Stock Option Activity
Stock option activity under the Plans is as follows:

	Outstanding options	Weighted- average exercise price	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2018	22,012,597	$7.85	7.1	$439,382
Granted	1,790,074	17.71
Exercised	(6,465,360)	6.32		87,544
Cancelled	(1,653,290)	10.88
Balance as of December 31, 2019	15,684,021	9.28	6.3	170,847
Granted	3,062,634	9.15
Exercised	(3,255,264)	5.92		23,152
Cancelled	(1,816,139)	11.08
Balance as of December 31, 2020	13,675,252	9.82	6.4	113,499
Vested and exercisable as of December 31, 2020	8,960,124	8.80	5.2	83,573
Vested and expected to vest as of December 31, 2020	13,371,502	9.78	6.3	111,470
The aggregate intrinsic value in the table above represents the difference between the fair value of common stock and the exercise price of outstanding, in-the-money stock options at December 31, 2020.
As of December 31, 2020, the total unrecognized stock-based compensation expense related to stock options outstanding was $27.5 million, which will be recognized over a weighted-average period of 2.46 years. The weighted-average fair value of stock options granted was $4.74, $8.57 and $8.16 for the years ended December 31, 2020, 2019 and 2018, respectively.
Restricted Stock Units Activity
Restricted stock activity for the year ended December 31, 2020 is presented as follows:

	Outstanding RSUs and RSAs	Weighted-average grant date fair value per share	Weighted- average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance at December 31, 2018	670,606	$24.71
Awarded	4,049,368	20.38
Released	(437,844)
Cancelled	(490,587)	25.21
Balance at December 31, 2019	3,791,543	20.44
Awarded	3,377,338	10.40
Released	(1,320,719)	16.58
Cancelled	(2,082,236)	18.03
Balance at December 31, 2020	3,765,926	14.16	1.4	$68,164
Vested and expected to vest as of December 31, 2020	3,346,952	14.05	1.3	60,580
The Company recognized $22.3 million, $14.2 million and $8.7 million of stock-based compensation expense related to RSUs during the year ended December 31, 2020, 2019 and 2018 respectively. As of December 31, 2020, the total unrecognized stock-based compensation expense related to RSUs outstanding was $42.3 million, which will be recognized over a weighted-average period of 2.62 years.
The Company completed its IPO in September 2018 and satisfied the performance condition for all then outstanding RSU awards. The Company recognized $6.9 million of stock-based compensation expense, based on the grant date fair value of a single performance-based award, which is included in general and administrative expenses for the year ended December 31, 2018. There were no performance based awards issued during the years ended December 31, 2020 and 2019.

Employee Stock Purchase plan
In August 2018, the board of directors adopted, and stockholders approved, the 2018 Employee Stock Purchase Plan (ESPP). Subject to any plan limitations, the 2018 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their earnings for the purchase of the Company’s Class A common stock at a discounted price per share. Except for the initial offering period, the ESPP provides for separate six-month offering periods. Unless otherwise determined by the board of directors, the Company’s Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is the lesser of (1) 85% of the fair market value of the Company’s Class A common stock on the first trading day of the offering period, which for the initial offering period is the price at which shares of the Company’s Class A common stock were first sold to the public, or (2) 85% of the fair market value of the Company’s Class A common stock on the last trading day of the offering period. Every January 1, the number of shares of Class A common stock reserved and available for issuance under the ESPP will be cumulatively increased by the lesser of (1) 1,534,500 shares of Class A common stock, (2) one percent of the number of shares of Class A and Class B common stock of the Company outstanding on the immediately preceding December 31 or (3) a lesser number of shares of Class A common stock as determined by the board of directors.
A total of 171,315 shares were purchased under the ESPP during the year ended December 31, 2020, and as of that date, 2,732,521 shares of Class A common stock were available for future issuance under the ESPP. A total of 271,294 shares were purchased under the ESPP during the year ended December 31, 2019. No shares of Class A common stock were purchased under the ESPP during the year ended December 31, 2018.
The Company recorded $1.4 million, $1.2 million and $0.4 million of stock-based compensation expense related to the ESPP during the years ended December 31, 2020, 2019 and 2018 respectively.
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
There were no outstanding common stock subject to repurchase at December 31, 2020. At December 31, 2019 and December 31, 2018, outstanding common stock included 18,665 and 55,537 shares, respectively, subject to repurchase related to stock options early exercised and unvested. The Company had a liability of $0.2 million and $0.4 million as of December 31, 2019 and 2018, respectively, related to early exercises of stock options. The liability is reclassified into stockholders’ equity as the awards vest.
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
The following range of assumptions were used to estimate the fair value of stock options granted to employees:

Year Ended December 31,
	2020	2019	2018
Expected dividend yield	—	—	—
Expected volatility	54.7-64.6%	48.8 - 49.7%	43.5 - 48.2%
Risk-free interest rate	0.34 - 0.67%	1.32 - 2.58%	2.96 - 3.09%
Expected term (years)	5.07 - 6.08	5.04 - 6.08	5.28 - 6.08
The following range of assumptions were used to estimate the purchase rights granted under the ESPP on the first day of the offering period:

	Year Ended December 31,
	2020	2019	2018
Expected dividend yield	—	—	—
Expected volatility	81.2 - 99.9%	43.3 - 58.9%	48.5%
Risk-free interest rate	0.10 - 0.18%	1.62 - 2.31%	2.37%
Expected term (years)	0.5	0.5	0.7
Stock-based compensation expense recognized in connection with stock options, restricted stock and the ESPP during the year ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
Cost of net revenue	$1,146	$1,397	$429
Product development	13,244	11,130	5,813
Sales, marketing and support	4,778	5,471	3,570
General and administrative	21,047	19,596	20,419
Total	$40,215	$37,594	$30,231

Stock-based compensation expense included in capitalized internal-use software development costs was $1.3 million for each of the years ended December 31, 2020 and 2019 and $0.6 million for the year ended December 31, 2018.
13. Net Loss Per Share
The Company calculates basic and diluted net loss per share in conformity with the two-class method required for companies with participating securities. Under the two-class method, basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, stock options to purchase common stock, early exercised stock options, restricted stock units and ESPP are considered common shares equivalents, but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.

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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Net loss	$(224,718)	$(68,760)	$(64,078)
Weighted-average shares used in computing net loss per share, basic and diluted	89,335	81,979	37,540
Net loss per share, basic and diluted	$(2.52)	$(0.84)	$(1.71)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect (in thousands):

	December 31,
	2020	2019	2018
Stock options to purchase common stock	13,675	15,684	22,013
Shares related to convertible senior notes	11,909	—	—
Restricted stock and restricted stock units	3,766	4,347	686
Early exercised options	—	19	56
ESPP	66	—	—
Total shares of potentially dilutive securities	29,416	20,050	22,755

As we expect to settle the principal amount of our convertible senior notes in cash, we use the treasury stock method for calculating any potential dilutive effect on diluted net income per share, if applicable. Despite the average market price of the Company's common stock which exceeds the conversion price of $12.60 per share, the conversion spread of 11.9 million shares does not impact our net loss per share calculation as it would have an anti-dilutive effect.
14. Income Taxes
Loss before the provision for income taxes consisted of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$(217,874)	$(60,807)	$(50,133)
International	(6,924)	(8,145)	(12,795)
Total	$(224,798)	$(68,952)	$(62,928)
The components of the Company's income tax provision (benefit) were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current tax expense (benefit)
Federal	$—	$(17)	$234
State	(56)	93	(10)
Foreign	159	112	823
Total current tax expense (benefit)	103	188	1,047
Deferred tax expense (benefit)
Federal	316	315	317
State	112	171	153
Foreign	(611)	(866)	(367)
Total deferred tax expense (benefit)	(183)	(380)	103
Total income tax provision (benefit)	$(80)	$(192)	$1,150
The reconciliation of the Federal statutory income tax provision to the Company’s effective income tax provision is as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Federal tax benefit at statutory rate	$(47,209)	$(14,480)	$(13,298)
State tax	56	93	(10)
Foreign rate differential	(153)	136	1,315
Non-deductible permanent items	268	(468)	4,129
Stock-based compensation	(1,550)	(9,850)	(1,178)
Tax credits	(382)	(1,403)	(922)
Change in valuation allowance	48,890	25,780	11,114
Total	$(80)	$(192)	$1,150

The Company’s deferred tax assets and liabilities as of the dates indicated were as follows (in thousands):

	Year Ended December 31,
	2020	2019 (1)
Deferred tax assets:
Net operating losses	$108,110	$75,415
Accruals and reserves	16,138	3,514
Tax credit carryforward	11,999	11,013
Stock-based compensation	10,501	8,280
Deferred interest	6,163	2,586
Depreciation and amortization	4,014	3,750
Lease liability	2,267	3,181
Total deferred tax assets	159,192	107,739
Valuation allowance	(148,011)	(104,298)
Net deferred tax assets	11,181	3,441
Deferred tax liabilities:
Depreciation and amortization	(1,778)	(2,550)
Debt	(8,945)	—
Right of use asset	(1,935)	(2,550)
Net deferred taxes	$(1,477)	$(1,659)
(1) The prior year amounts presented in the table above have been reclassified to conform with the current year presentation.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the Company’s history of net operating losses, the Company believes it is more likely than not that the vast majority of its federal, state, and certain foreign deferred tax assets will not be realized as of December 31, 2020 and 2019. The total valuation allowance recorded as of December 31, 2020 and December 31, 2019 was $148.0 million and $104.3 million respectively.
The activity in the Company's deferred tax asset valuation allowance for the periods indicated was as follows (in thousands):

	Balance, Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance, end of Period
Year ended December 31, 2020
Deferred tax asset valuation allowance	$104,298	55,533	(11,820)	—	$148,011
Year ended December 31, 2019
Deferred tax asset valuation allowance	$75,436	29,576	(714)	—	$104,298
Year ended December 31, 2018
Deferred tax asset valuation allowance	$58,748	13,243	3,445	—	$75,436
As of December 31, 2020 and 2019, the Company has net operating loss carryforwards for federal income tax purposes of $387.3 million and $251.0 million, respectively, available to reduce future taxable income. The federal net operating loss carryforwards will begin to expire, if not utilized, in 2025. In addition, the Company has $82.8 million and $70.3 million of net operating loss carryforwards available to reduce future taxable income, for California state income tax purposes for the years ended December 31, 2020 and 2019, respectively. The state net operating loss carryforwards will begin to expire, if not utilized, in 2023. The federal and state net operating loss carryforwards are subject to various annual limitations under Section 382 of the Internal Revenue Code and similar state provisions. As of December 31, 2020 and 2019, the Company had foreign net operating loss carryforwards of $13.7 million and $13.5 million, respectively, which will expire at various dates beginning in 2021, if not utilized.

As of December 31, 2020, the Company had Federal and California Research and Development Credits of $11.4 million and $10.6 million, respectively. The Federal Research and Development Credits will begin to expire, if not utilized, in 2031. The California Research and Development Credits do not expire since these attributes have an indefinite life. As of December 31, 2020 and 2019, the Company had California EZ Hiring Tax Credits of $2.1 million. The California Hiring Tax Credits will begin to expire, if not utilized, in 2021. As of December 31, 2020 and 2019, the Company had foreign tax credits of $0.2 million. The foreign tax credits will begin to expire, if not utilized, in 2028.
As of December 31, 2020 and 2019, the Company had unrecognized tax benefits of $11.2 million and $9.8 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2017	$5,496
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	1,744
Gross amount of decreases in unrecognized tax benefits for tax positions taken in prior year	—
Balance as of December 31, 2018	7,240
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	2,584
Gross amount of decreases in unrecognized tax benefits for tax positions taken in prior year	—
Balance as of December 31, 2019	9,824
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	1,333
Gross amount of increases in unrecognized tax benefits for tax positions taken in prior year	7
Balance as of December 31, 2020	$11,164
The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year or otherwise directly related to an existing deferred tax asset, in which case the uncertain tax position is recorded net of the asset on the consolidated balance sheet. As of December 31, 2020, $0.1 million of the Company’s gross unrecognized tax benefits, if recognized, would affect the effective tax rate and, $11.1 million would result in an adjustment to deferred tax assets with corresponding adjustments to valuation allowance.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. The amount of interest and penalties accrued as of December 31, 2020 and 2019 was zero.
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
15. Geographic Information
The following table presents the Company's total net revenue by geography based on the currency of the underlying transaction (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$73,350	$236,845	$211,705
International	32,656	89,956	79,906
Total net revenue	$106,006	$326,801	$291,611

Except for the United Kingdom, no individual country, included in International net revenue, represents more than 10% of the total consolidated net revenue for any of the periods presented. The increase in the United Kingdom's net revenue in the third quarter of 2020, is primarily attributed to a payment for service fees received from a customer as part of an early termination agreement.
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
Based on our evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth in "Internal Control—Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020 based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP. PricewaterhouseCoopers LLP has issued an attestation report on our internal control over financial reporting, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2020 in connection with our 2021 annual meeting of stockholders (the Proxy Statement), and is incorporated herein by reference.
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

Item 14. Principal Accountant Fees and Services
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
Exhibit Index

	Description of Exhibits	Incorporated by Reference
Exhibit Number		Form	Exhibit Number	Date Filed

3.2	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	August 28, 2018
3.4	Amended and Restated Bylaws.	S-1/A	3.4	August 28, 2018
4.1	Form of Class A Common Stock Certificate.	S-1/A	4.1	September 7, 2018
4.2	Description of Securities.			Filed herewith
4.3	Amended and Restated Investors’ Rights Agreement, dated August 30, 2017, by and among the Registrant and certain of its stockholders.	S-1	4.2	August 23, 2018
4.4	Indenture, dated as of June 15, 2020, between Registrant and Wilmington Trust, National Association, as Trustee	8-K	4.1	June 15, 2020
4.5	Form of Note, representing the 5.000% Convertible Senior Notes due 2025 (included as Exhibit A to Exhibit 4.4)	8-K	4.1	June 15, 2020
10.1	Lease for 155 5th Street, San Francisco, CA, dated December 6, 2013, by and between the Registrant and University of the Pacific, as amended.	S-1	10.1	August 23, 2018
10.2	Lease for 209 10th Avenue South, Nashville, TN, dated May 12, 2014, by and between the Registrant and Cummins Station, LLC; First Amendment to Lease dated June 24, 2014; Second Amendment to Lease dated May 22, 2016; Third Amendment to Lease dated September 29, 2016; Fourth Amendment to Lease dated January 28, 2018; Fifth Amendment to Lease dated April 25, 2018; Sixth Amendment to Lease dated June 24, 2019; Seventh Amendment to Lease dated December 19, 2019.	10-K	10.2	March 2, 2020
10.3	Credit Agreement, dated May 9, 2020, by and among Registrant, FP EB Aggregator, L.P. and FP Credit Partners, L.P., as administrative agent	8-K	10.1	May 12, 2020
10.4	Stock Purchase Agreement, dated May 9, 2020, by and between Registrant and FP EB Aggregator, L.P.	8-K	10.2	May 12, 2020
10.5	Nomination Agreement, dated May 19, 2020, by and among Registrant, FP EB Aggregator, L.P. and Francisco Partners	8-K	10.1	May 20, 2020
10.6	Successor Agent Agreement, First Amendment to Credit Agreement and Omnibus Amendment to Loan Documents, dated June 15, 2020, by and among Wilmington Trust, National Association, FP Credit Partners, L.P. and Registrant	S-1	10.21	June 18, 2020
10.7	Registration Rights Agreement, dated May 19, 2020, by and between Registrant and FP EB Aggregator, L.P.	8-K	10.2	May 20, 2020

10.8	Form of Capped Call Confirmation	8-K	10.1	June 15, 2020
10.9#	Senior Executive Cash Incentive Bonus Plan.	S-1	10.4	August 23, 2018
10.10#	Non-Employee Director Compensation Policy.	S-1	10.5	August 23, 2018
10.11#	Eventbrite, Inc. (f/k/a Mollyguard Corporation) 2004 Stock Plan, as amended, and forms of agreements thereunder.	S-1	10.7	August 23, 2018
10.6#	Eventbrite, Inc. 2010 Stock Plan, as amended, and forms of agreements thereunder.	S-1/A	10.8	August 28, 2018
10.7#	Eventbrite, Inc. 2018 Stock Option and Incentive Plan and forms of agreements thereunder.	10-K	10.9	March 7, 2019
10.8#	Eventbrite, Inc. 2018 Employee Stock Purchase Plan.	S-1	10.10	August 23, 2018
10.9#	Form of Indemnification Agreement, between the Registrant and each of its directors.	8-K	10.2	December 1, 2020
10.10#	Promotion Letter, dated April 21, 2016, between the Registrant and Julia Hartz.	S-1	10.13	August 23, 2018
10.11#	Offer Letter, dated November 30, 2005, between Mollyguard Corporation and Julia (Steen) Hartz.	S-1	10.14	August 23, 2018
10.12#	Form of Executive Severance and Change in Control Agreement between the Registrant and each of its executives.	S-1/A	10.18	August 28, 2018
10.13#	Non-Employee Directors’ Deferred Compensation Program.	S-1/A	10.23	September 7, 2018
10.14#	Offer Letter, dated July 2, 2020 by and between the Registrant and Vivek Sagi			Filed herewith
10.15#	Offer Letter, dated August 7, 2019, by and between the Registrant and Charles Baker.	8-K	10.1	August, 8 2019
10.16#	Strategic Advisory Agreement between the Registrant and Lorrie Norrington, as amended	10-Q	10.1	November 5, 2020
10.17#	Offer letter, dated November 18, 2020, between the Registrant and Xiaojing Fan	8-K	10.1	December 1, 2020
10.18#	Strategic Advisory agreement between the registrant and Randy Befumo, as amended	10-Q	10.1	August 7, 2020
10.19#	Advisory Agreement between the registrant and Patrick Poels, as amended	10-Q	10.2	August 7, 2020
21.1	Subsidiaries of the Registrant			Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm			Filed herewith
24.1	Power of Attorney (contained on signature page hereto)			Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith

104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith
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

March 1, 2021	Eventbrite, Inc.

	By:	/s/ Julia Hartz
Julia Hartz
Chief Executive Officer

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Julia Hartz and Charles Baker, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Julia Hartz	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2021
Julia Hartz

/s/ Charles Baker	Chief Financial Officer (Principal Financial Officer)	March 1, 2021
Charles Baker

/s/ Xiaojing Fan	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2021
Xiaojing Fan

/s/ Katherine August-deWilde	Director	March 1, 2021
Katherine August-deWilde

/s/ Roelof Botha	Lead Independent Director	March 1, 2021
Roelof Botha

/s/ Kevin Hartz	Chairman and Director	March 1, 2021
Kevin Hartz

/s/ Jane Lauder	Director	March 1, 2021
Jane Lauder

/s/ Sean P. Moriarty	Director	March 1, 2021
Sean P. Moriarty

/s/ Helen Riley	Director	March 1, 2021
Helen Riley

/s/ Steffan C. Tomlinson	Director	March 1, 2021
Steffan C. Tomlinson

/s/ Naomi Wheeless	Director	March 1, 2021
Naomi Wheeless