Form 10-Q
period 2021-03-31
Eventbrite, Inc.
filed 2021-05-06
CIK 1475115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
22 Cleveland Street
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2021, 74,888,546 shares of Registrant's Class A common stock and 18,830,717 shares of Registrant's Class B common stock were outstanding.

EVENTBRITE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2021

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
the recovery from the COVID-19 global health pandemic, including the impact of vaccines, the removal of restrictions on in-person events, the market response to the recovery, our expectations regarding the timing of recovery of paid ticket volumes and event creator and event attendees’ behavior in relation to the recovery; statements regarding our convertible senior notes, including the intended use of the net proceeds; statements about our future financial performance, including our revenue, costs of revenue and operating expenses; our anticipated growth and growth strategies and our ability to effectively manage that growth; our ability to achieve and grow profitability; our advance payouts program; the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs; our predictions about industry and market trends; our ability to attract and retain creators; our ability to successfully operate internationally; our ability to comply with modified or new laws and regulations applying to our business; and our ability to successfully defend litigation brought against us.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors, including those described in the section titled "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020 and this Quarterly Report on Form 10-Q. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events.

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

PART 1. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

EVENTBRITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$593,342	$505,756
Funds receivable	14,780	10,807
Accounts receivable, net	444	458
Creator signing fees, net	2,626	3,657
Creator advances, net	4,355	6,651
Prepaid expenses and other current assets	8,697	9,804
Total current assets	624,244	537,133
Restricted cash	2,790	2,674
Creator signing fees, noncurrent	3,795	5,838
Property and equipment, net	9,271	11,574
Operating lease right-of-use assets	12,186	13,886
Goodwill	174,388	174,388
Acquired intangible assets, net	39,555	42,333
Other assets	1,821	7,859
Total assets	$868,050	$795,685
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, creators	$254,082	$191,134
Accounts payable, trade	2,085	1,903
Chargebacks and refunds reserve	28,022	33,225
Accrued compensation and benefits	5,863	3,980
Accrued taxes	3,709	2,992
Operating lease liabilities	3,334	4,940
Other accrued liabilities	10,861	8,362
Total current liabilities	307,956	246,536
Accrued taxes, noncurrent	12,880	14,234
Operating lease liabilities, noncurrent	10,693	11,517
Long-term debt	352,060	206,630
Other liabilities	1,169	1,196
Total liabilities	684,758	480,113
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized; 93,495,469 shares issued and outstanding as of March 31, 2021; 92,654,785 shares issued and outstanding as of December 31, 2020	1	1
Additional paid-in capital	862,673	913,115
Accumulated deficit	(679,382)	(597,544)
Total stockholders’ equity	183,292	315,572
Total liabilities and stockholders’ equity	$868,050	$795,685

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net revenue	$27,818	$49,086
Cost of net revenue	13,675	28,005
Gross profit	14,143	21,081
Operating expenses
Product development	15,319	16,171
Sales, marketing and support	5,639	99,915
General and administrative	19,028	42,109
Total operating expenses	39,986	158,195
Loss from operations	(25,843)	(137,114)
Interest expense	(7,610)	(12)
Loss on debt extinguishment	(49,977)	—
Other income (expense), net	(948)	(9,285)
Loss before income taxes	(84,378)	(146,411)
Income tax provision (benefit)	513	65
Net loss	$(84,891)	$(146,476)
Net loss per share, basic and diluted	$(0.91)	$(1.71)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	92,879	85,879

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock-Class A		Common Stock-Class B		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	69,475,511	$1	23,179,274	$—	$913,115	$(597,544)	$315,572
Cumulative effect adjustment upon adoption of ASU 2020-06[1]	—	—	—	—	(45,452)	3,053	(42,399)
Issuance of common stock upon exercise of stock options	589,978	—	—	—	4,680	—	4,680
Issuance of restricted stock awards	4,137	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	386,894	—	—	—	—	—	—
Shares withheld related to the net share settlement	(140,325)	—	—	—	(2,611)	—	(2,611)
Conversion of common stock from Class B to Class A	2,702,492	—	(2,702,492)	—	—	—	—
Purchase of 2026 Capped Calls on 2026 Notes	—	—	—	—	(18,509)	—	(18,509)
Stock-based compensation	—	—	—	—	11,450	—	11,450
Net loss	—	—	—	—	—	(84,891)	(84,891)
Balance at March 31, 2021	73,018,687	1	20,476,782	—	862,673	(679,382)	183,292

	Common Stock-Class A		Common Stock-Class B		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	61,863,617	$1	23,855,243	$—	$798,640	$(372,826)	$425,815
Issuance of common stock upon exercise of stock options	738,410	—	—	—	4,654	—	4,654
Issuance of restricted stock awards	480	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	304,600	—	—	—	—	—	—
Shares withheld related to net share settlement	(110,411)	—	—	—	(1,713)	—	(1,713)
Conversion of common stock from Class B to Class A	262,483	—	(262,483)	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	61	—	61
Stock-based compensation	—	—	—	—	11,201	—	11,201
Net loss	—	—	—	—	—	(146,476)	(146,476)
Balance at March 31, 2020	63,059,179	1	23,592,760	—	812,843	(519,302)	293,542

1The Company adopted ASU 2020-06, effective January 1, 2021. See Note 2. Significant Accounting Policies for more information.

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(84,891)	$(146,476)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,288	6,213
Amortization of creator signing fees	879	3,130
Non-cash operating lease expenses	1,799	1,881
Stock-based compensation expense	11,363	10,822
Loss on debt extinguishment	49,977	—
Payment in kind interest	2,178	—
Amortization of debt discount and issuance costs	2,429	—
Provision for chargebacks and refunds	(1,840)	98,936
Impairment of creator advances and creator signing fees	3,442	13,932
Provision for bad debt and creator advances	39	6,549
Other	452	(120)
Changes in operating assets and liabilities:
Accounts receivable	(160)	(70)
Funds receivable	(3,973)	54,896
Creator signing fees, net	(18)	(3,894)
Creator advances, net	1,200	(1,284)
Prepaid expenses and other assets	805	268
Accounts payable, creators	62,948	(75,329)
Accounts payable	216	411
Chargebacks and refunds reserve	(3,363)	(11,901)
Funds payable	—	3,381
Accrued compensation and benefits	1,883	30
Accrued taxes	(1,055)	(2,420)
Operating lease liabilities	(2,529)	(2,387)
Other accrued liabilities	2,062	(3,835)
Payment in kind interest	(8,962)	—
Net cash provided by (used in) operating activities	40,169	(47,267)
Cash flows from investing activities
Purchases of property and equipment	(93)	(1,033)
Capitalized internal-use software development costs	(25)	(1,909)
Net cash used in investing activities	(118)	(2,942)
Cash flows from financing activities
Proceeds from issuance of convertible notes	212,750	—
Debt issuance costs	(5,319)	—
Purchase of 2026 Capped Calls on 2026 Notes	(18,509)	—
Principal repayment of debt obligations and prepayment premium	(143,247)	—
Proceeds from exercise of stock options	4,680	4,654
Taxes paid related to net share settlement of equity awards	(2,611)	(2,147)
Principal payments on lease financing obligation	(93)	(61)
Net cash provided by financing activities	47,651	2,446
Net increase (decrease) in cash, cash equivalents and restricted cash	87,702	(47,763)
Cash, cash equivalents and restricted cash
Beginning of period	508,430	422,940
End of period	$596,132	$375,177
Supplemental cash flow data
Interest paid	$1,055	$11
Income taxes paid, net of refunds	37	406
Non-cash investing and financing activities
Unpaid debt offering costs	$435	$61
Purchases of property and equipment, accrued but unpaid	58	305
(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Overview and Basis of Presentation
Description of Business
Eventbrite, Inc. (Eventbrite or the Company) has built a powerful, broad technology platform to enable creators to solve the challenges associated with creating in-person and online live experiences. The Company’s platform integrates components needed to seamlessly plan, promote and produce live events. To further enhance the value of the creators’ self-service experience the Company is working to reframe the Eventbrite product experience around the creator rather than the event. To this end, the Company has streamlined the event creation process and launched tools that promote multiple events and opportunities to further monetize and increase audience size for their events.
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
The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal and recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations and cash flows for the interim periods. All intercompany transactions and balances have been eliminated. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other future annual or interim period.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K).
Revision of Condensed Consolidated Financial Statements
As disclosed in the 2020 Form 10-K, the Company identified an error within the condensed consolidated statement of cash flows for the three months ended March 31, 2020. The accompanying financial statements have been revised to correct for such error. The impact of such revision resulted in net cash used in operating activities decreasing by $1.8 million to $47.3 million and net cash provided by financing activities decreasing by $1.8 million to $2.4 million for the three months ended March 31, 2020. The Company evaluated the error and concluded that it was not material to the March 31, 2020 financial statements previously issued. These revisions have no impact on the Company's previously reported consolidated net income, financial position, net change in cash, cash equivalents, and restricted cash, or total cash, cash equivalents, and restricted cash as reported on the Company's consolidated statements of cash flows.
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

COVID-19 Impacts
The effect of and uncertainties surrounding the COVID-19 pandemic have caused the Company to make significant estimates in its unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2021, specifically related to chargebacks and refunds due to cancelled or postponed events, which impacts net revenue, advance payouts, creator signing fees and creator advances. The COVID-19 pandemic is ongoing in nature and the Company will continue to revise such estimates in future reporting periods to reflect management's best estimates of future outcomes. The COVID-19 pandemic has adversely affected the Company’s results of operations in the three months ended March 31, 2021. Significant uncertainty remains regarding the extent and duration of the impact that the COVID-19 pandemic will have on the Company’s business. The full extent to which COVID-19 impacts the Company’s business, results of operations and financial condition cannot be predicted at this time, and the impact of COVID-19 may persist for an extended period of time or become more pronounced.
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
The Company early adopted ASU 2020-06 on January 1, 2021 using the modified retrospective transition method. Adoption of ASU 2020-06 resulted in a decrease to additional paid-in capital of $45.5 million, an increase to retained earnings of $3.1 million, and a net increase to long-term debt of $42.4 million. Refer to Note 8 – Debt for more details. The Company will use the if-converted method to calculate diluted EPS unless it makes an irrevocable election to settle the principal of the notes in cash and the excess conversion spread in shares, in which case the Company can continue to use the Treasury stock method. Since the Company had a net loss for the three months ended March 31, 2021 and 2020, the convertible senior notes were determined to be anti-dilutive and therefore had no impact to basic or diluted net loss per share for the period as a result of adopting ASU 2020-06.
The Company's significant accounting policies are discussed in the "Notes to Consolidated Financial Statements, Note 2. Significant Accounting Policies" in the 2020 Form 10-K. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed consolidated financial statements and related notes, except as noted above.
Revenue Recognition
The Company derives its revenues primarily from service fees and payment processing fees charged at the time a ticket for an event is sold. The Company also derives a portion of revenues from a series of marketing services and tools that enable creators to market their events and increase reach to attendees. The Company's customers are event creators who use the Company's platform to sell tickets to attendees. Revenue is recognized when or as control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company allocates the transaction price by estimating a standalone selling price for each performance obligation using an expected cost plus a margin approach. For service fees and payment processing fees, revenue is recognized when the ticket is sold. The Company previously provided certain creators with account management services and customer support and continues to recognize a portion of revenues from those service contracts. For account management services and customer support, revenue is recognized over the period from the date of the sale of the ticket to the date of the event.
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
The Company evaluates whether it is appropriate to recognize revenue on a gross or net basis based upon its evaluation of whether the Company obtains control of the specified goods or services by considering if it is primarily responsible for fulfillment of the promise, has inventory risk, and has latitude in establishing pricing and selecting suppliers, among other factors. The Company determined the event creator is the party responsible for fulfilling the promise to the attendee, as the creator is responsible for providing the event for which a ticket is sold, determines the price of the ticket and is responsible for providing a refund if the event is canceled. The Company's service provides a platform for the creator and event attendee to transact and the Company's performance obligation is to facilitate and process that transaction and issue the ticket. The amount that the Company earns for its services is fixed. For the payment processing service, the Company determined that it is the principal in providing the service as the Company is responsible for fulfilling the promise to process the payment and has discretion and latitude in establishing the price of its service. Based on management's assessment, the Company records revenue on a net basis related to its ticketing service and on a gross basis related to its payment processing service. As a result, costs incurred for processing the ticketing transactions are included in cost of net revenues in the consolidated statements of operations.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes bank deposits and money market funds held with financial institutions. Cash and cash equivalents balances include the face value of tickets sold on behalf of creators and their share of service charges, which are to be remitted to the creators. Such balances were $240.5 million and $181.1 million as of March 31, 2021 and December 31, 2020, respectively. Although creator cash is legally unrestricted, the Company does not utilize creator cash for its own financing or investing activities as the amounts are payable to creators on a regular basis. These amounts due to creators are included in accounts payable, creators on the consolidated balance sheets. The Company considers all highly liquid investments, including money market funds with an original maturity of three months or less at the date of purchase, to be cash equivalents.
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

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$593,342	$505,756
Restricted cash	2,790	2,674
Total cash, cash equivalents and restricted cash	$596,132	$508,430
Funds Receivable
Funds receivable represents cash-in-transit from third-party payment processors that is received by the Company within approximately five business days from the date of the underlying ticketing transaction. The funds receivable balances include the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such amounts were $13.6 million and $10.0 million as of March 31, 2021 and December 31, 2020, respectively.

Accounts Payable, Creators
Accounts payable, creators consists of unremitted ticket sale proceeds, net of Eventbrite service fees and applicable taxes. Amounts are remitted to creators within five business days subsequent to the completion of the related event. Creators may apply to receive a portion of these proceeds prior to completion of their events. For qualified creators, the Company passes ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, the Company refers to these payments as advance payouts. When an advance payout is made, the Company reduces its cash and cash equivalents with a corresponding decrease to its accounts payable, creators. Due to the COVID-19 pandemic, the Company temporarily suspended its advance payouts program on March 11, 2020. As of March 31, 2021, the advance payouts outstanding is approximately $222.5 million. The Company started making advance payouts available to a limited number of qualified creators who meet strict guidelines during the third quarter of 2020 and is piloting ways to offer a broader self-service program with stricter limitations than the program offered prior to the COVID-19 pandemic.
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
During the three months ended March 31, 2021, the Company determined that conditions resulting from the COVID-19 pandemic warranted an interim assessment of its long-lived assets balance. The Company performed a recoverability test and concluded no impairment of the carrying value was required.
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
The Company’s cash equivalents, funds receivable, accounts receivable, accounts payable, funds payable and other current liabilities approximate their fair value. All such financial assets and liabilities are Level 1 and are measured at fair value on a recurring basis. There were no other Level 1 assets or liabilities recorded at March 31, 2021 and December 31, 2020.
Refer to Note 8 “Debt” for details regarding the fair value of our convertible senior notes.

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

	March 31, 2021	December 31, 2020
Accounts receivable, customers	$1,039	$1,494
Allowance for doubtful accounts	(595)	(1,036)
Accounts receivable, net	$444	$458

4. Creator Signing Fees, Net
Creator signing fees are incentives that were previously offered and paid by the Company to secure exclusive ticketing and payment processing rights with certain creators. As of March 31, 2021, the balance of creator signing fees, net is being amortized over a weighted-average remaining contract life of 3.27 years on a straight-line basis. The write-offs and other adjustments for the three months ended March 31, 2021 include estimated future losses in consideration of the COVID-19 pandemic. The following table summarizes the activity in creator signing fees for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$9,495	$26,307
Creator signing fees paid	18	3,894
Amortization of creator signing fees	(879)	(3,130)
Write-offs and other adjustments	(2,213)	(9,346)
Balance, end of period	$6,421	$17,725
Creator signing fees are classified as follows on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	March 31, 2021	March 31, 2020
Creator signing fees, net	$2,626	$6,347
Creator signing fees, noncurrent	3,795	11,378
Total creator signing fees	$6,421	$17,725

5. Creator Advances, Net
Creator advances are incentives that were previously offered by the Company. These advances provide the creator with funds in advance of the event and are subsequently recovered by withholding amounts due to the Company from the sale of tickets for the event until the creator payment has been fully recovered. The write-offs and other adjustments for the three months ended March 31, 2021 include estimated future losses in consideration of the COVID-19 pandemic. The following table summarizes the activity in creator advances for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$6,651	$23,204
Creator advances paid	—	7,646
Creator advances recouped	(1,200)	(6,362)
Write-offs and other adjustments	(1,096)	(10,026)
Balance, end of period	$4,355	$14,462
Creator advances, net are classified as follows on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	March 31, 2021	March 31, 2020
Creator advances, net	$4,355	$13,868
Creator advances, noncurrent	—	594
Total creator advances	$4,355	$14,462

6. Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	March 31, 2021	December 31, 2020
Capitalized internal-use software development costs	$49,314	$49,202
Furniture and fixtures	3,612	3,594
Computers and computer equipment	6,918	6,926
Leasehold improvements	7,663	7,690
Finance lease right-of-use assets	605	607
Property and equipment	68,112	68,019
Less: Accumulated depreciation and amortization	(58,841)	(56,445)
Property and equipment, net	$9,271	$11,574
The Company recorded the following amounts related to depreciation of fixed assets and capitalized internal-use software development costs during the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Depreciation expense	$679	$1,514
Amortization of capitalized internal-use software development costs	1,831	2,089

7. Leases
Operating Leases
The Company has operating leases primarily for office space. The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Right-of-use assets also include adjustments related to prepaid or deferred lease payments and lease incentives. In calculating the present value of the lease payments, the Company utilizes its incremental borrowing rate, as the rates implicit in the leases were not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located.
The components of operating lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease costs	$1,799	$1,881
Sublease income	(1,083)	(995)
Total operating lease costs, net	$716	$886
As of March 31, 2021, the Company's operating leases had a weighted-average remaining lease term of 4.5 years and a weighted-average discount rate of 3.2%. Operating lease right-of-use assets obtained in exchange for operating lease obligations were $0.2 million in the three months ended March 31, 2021.
As of March 31, 2021, maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
The remainder of 2021	$2,796
2022	3,633
2023	3,522
2024	2,251
2025	2,015
Thereafter	830
Total operating lease payments	15,047
Less: Imputed interest	(1,020)
Total operating lease liabilities	$14,027
Reconciliation of lease liabilities as shown in the consolidated balance sheets
Operating lease liabilities, current	$3,334
Operating lease liabilities, noncurrent	10,693
Total operating lease liabilities	$14,027

8. Debt
As of March 31, 2021 (post-ASU 2020-06 adoption), long-term debt consisted of the following (in thousands):

	Convertible Notes (2026 Notes)	Convertible Notes (2025 Notes)	Total
Outstanding principal balance	$212,750	$150,000	$362,750
Less: Debt issuance costs	(5,700)	(4,990)	(10,690)
Carrying amount, long-term debt	$207,050	$145,010	$352,060

As of December 31, 2020 (pre-ASU 2020-06 adoption), long-term debt consisted of the following (in thousands):

	Term Loans	Convertible Notes (2025 Notes)	Total
Outstanding principal balance	$125,000	$150,000	$275,000
Payment in kind interest	6,784	—	6,784
Less: Unamortized discount	(22,387)	(43,973)	(66,360)
Less: Debt issuance costs	(5,156)	(3,638)	(8,794)
Carrying amount, long-term debt	$104,241	$102,389	$206,630

The net carrying amount of the equity component of the convertible senior notes as of March 31, 2021 (post-ASU 2020-06 adoption) and as of December 31, 2020 (pre-ASU 2020-06 adoption) was as follows (in thousands):

	Convertible Notes (2025 Notes)
	March 31, 2021	December 31, 2020
Proceeds allocated to the conversion option	$—	$47,250
Less: issuance costs	—	(1,798)
Carrying amount of the equity component	$—	$45,452

The following tables set forth the total interest expense recognized related to the term loans and the convertible notes for three months ended March 31, 2021 (in thousands):

	Three Months Ended March 31,
	2021	2020
Contractual interest expense	$2,968	$—
Payment in kind interest	2,178	—
Amortization of debt discount	1,750	—
Amortization of debt issuance costs	679	—
Total interest expense	$7,575	$—

Term Loans
On March 11, 2021, the Company repaid all borrowings outstanding under the Credit Agreement, dated as of May 9, 2020 (and as amended on June 15, 2020), by and among the Company, FP EB Aggregator, L.P. (FP) and Wilmington Trust, National Association, as the administrative agent (the May 2020 credit agreement), and subsequently terminated the May 2020 credit agreement. In connection with the early termination of the borrowings outstanding under the May 2020 credit agreement, the Company paid $153.2 million, which consisted of $125.0 million in principal payments, a $18.2 million make-whole premium, $9.0 million payment in kind interest and $1.0 million of accrued contractual interest.
In May 2020, in connection with the execution of the May 2020 credit agreement, the Company entered into a stock purchase agreement with FP to issue and sell 2,599,174 shares of Class A Common Stock to FP for a purchase price of $0.01 per share. The Company accounted for these shares at fair value and recorded $27.4 million as debt discount. The Company incurred total cash costs of $13.2 million, of which $7.6 million were third party offering costs and the remaining $5.6 million were lender fees, resulting in total debt issuance costs and discount of $40.6 million.
The Company recorded a loss on debt extinguishment of $50.0 million during three months ended March 31, 2021. The loss primarily related to the write-off of unamortized debt discount and issuance costs of $31.8 million and a $18.2 million make-whole premium.
During the three months ended March 31, 2021, the Company recorded payment in kind interest of $2.2 million, amortization of debt discount and issuance costs of $2.2 million, and cash interest of $1.0 million.

Senior Notes
2025 Notes
In June 2020, the Company issued $150.0 million aggregate principal amount of 5.000% convertible senior notes due 2025 (the 2025 Notes), in a private offering to qualified institutional buyers. Interest is payable in cash semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. The 2025 Notes mature on December 1, 2025, unless earlier repurchased, redeemed or converted. The total net proceeds from the 2025 Notes, after deducting the debt issuance costs of $5.7 million, was $144.3 million.
Prior to the adoption of ASU 2020-06, the Company separated the conversion option of the 2025 Notes from the debt instrument and classified the conversion option in equity. The 2025 Notes were not issued at a substantial premium. ASU 2020-06 eliminates the cash conversion model in ASC 470-20, no longer requiring the Company to account for the embedded conversion feature as a component of equity. As a result, the Company now accounts for the 2025 Notes as a single unit of account.
The adoption of ASU 2020-06 primarily had the following impact on the Company's financial statements:
•Recognition of additional $45.5 million in long term debt on the consolidated balance sheet as of January 1, 2021. This relates to the derecognition of the conversion option which was previously classified as equity.
•A cumulative effect adjustment was recognized to the opening balance of retained earnings of $3.1 million. This relates to the decreased interest expense on the 2025 Notes for fiscal 2020 due to the elimination of the discount resulting from the recognition of the equity component.
•The deferred taxes previously recognized upon the issuance of the 2025 Notes were reversed upon the adoption of ASU 2020-06 through equity and were offset by a valuation allowance, resulting in no income tax impact to the consolidated financial statements.
The effective interest rate of the 2025 Notes is 5.8%. During the three months ended March 31, 2021, the Company recorded cash interest of $1.9 million, and amortization of debt issuance costs of $0.2 million.
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
The terms of the 2025 Notes are governed by an Indenture by and between the Company and Wilmington Trust, National Association, as Trustee (the Indenture). The Company may irrevocably elect a settlement in cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock.
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
Holders of the 2025 Notes who convert their 2025 Notes in connection with certain corporate events that constitute a make-whole fundamental change (as defined in the Indenture) are, under certain circumstances, entitled to an increase in the conversion rate.
No sinking fund is provided for the 2025 Notes. The 2025 Notes are redeemable, in whole or in part, at the Company's option at any time and from time to time, on or after June 1, 2023 and on or before the 40th scheduled trading day immediately prior to the maturity date, at a cash redemption price equal to the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of Class A common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading dates ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. Additionally, calling any of the 2025 Notes for redemption will constitute a make-whole fundamental change with respect to that portion of the 2025 Notes, in which case the conversion rate applicable to the conversion of those 2025 Notes will be increased in certain circumstances (as described in the Indenture) if it is converted after it is called for redemption.
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
As of March 31, 2021, the total estimated fair value of the 2025 Notes was approximately $315.7 million. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last available day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of our Class A common stock and market interest rates. The fair value of the 2025 Notes is considered a Level 2 input in the fair value hierarchy, as they are not actively traded.

2026 Notes
In March 2021, the Company issued $212.75 million aggregate principal amount of 0.750% convertible senior notes due 2026 (the 2026 Notes) in a private offering to qualified institutional buyers, inclusive of the initial purchaser's exercise in full of its option to purchase additional notes. The 2026 Notes bear interest at a fixed rate of 0.750% per year. Interest is payable in cash semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. The 2026 Notes mature on September 15, 2026 unless earlier repurchased, redeemed or converted. The total net proceeds from the 2026 Notes, after deducting estimated debt issuance costs of $5.8 million, was $207.0 million.
The 2026 Notes are the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2026 Notes and effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iii) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.
Before March 15, 2026, noteholders will have the right to convert their 2026 Notes under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price per share of our Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
•during the five consecutive business days immediately after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our Class A common stock on such trading day and the conversion rate on such trading day;
•upon the occurrence of certain corporate events or distributions on our Class A common stock, as described in the Indenture and
•if the Company call such notes for redemption;
From and after March 15, 2026, noteholders may convert their 2026 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. Upon conversion, the 2026 Notes may be settled in cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at the Company's election. The Company may irrevocably elect a settlement in cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock.
The 2026 Notes are convertible at an initial conversion rate of 35.8616 shares of Class A common stock per $1,000 principal amount of 2026 Notes, which is equal to an initial conversion price of approximately $27.89 per share of Class A common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
No sinking fund is provided for the 2026 Notes. The 2026 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after March 15, 2024 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of the Company’s Class A common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. In addition, calling any 2026 Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that 2026 Note will be increased in certain circumstances if it is converted after it is called for redemption.
If certain corporate events that constitute a “Fundamental Change” (as defined in the Indenture) occur, then, subject to a limited exception for certain cash mergers, noteholders may require the Company to repurchase their 2026 Notes at a cash repurchase price equal to the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest, if any. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s Class A common stock.

The 2026 Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) certain payment defaults on the Notes (which, in the case of a default in the payment of interest on the Notes, will be subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iii) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (iv) a default by the Company in its other obligations or agreements under the Indenture or the Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (v) certain defaults by the Company or any of its significant subsidiaries with respect to indebtedness for borrowed money of at least $10,000,000; and (vi) certain events of bankruptcy, insolvency and reorganization involving the Company or any of the Company’s significant subsidiaries.
If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to the Company (and not solely with respect to a significant subsidiary of the Company) occurs, then the principal amount of, and all accrued and unpaid interest on, all of the 2026 Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then the Trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of Notes then outstanding, by notice to the Company and the Trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2026 Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an Event of Default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right of the noteholders to receive special interest on the 2026 Notes for up to 180 days at a specified rate per annum not exceeding 0.50% on the principal amount of the 2026 Notes.
In accounting for the issuance of the 2026 Notes, total issuance costs of $5.8 million related to the 2026 Notes are being amortized to interest expense over the term of the 2026 Notes using the effective interest rate method.
The effective interest rate of the 2026 Notes is 1.3%. During the three months ended March 31, 2021, the Company recorded cash interest of $89,000, and amortization of debt issuance costs of $54,000.
As of March 31, 2021, the total estimated fair value of the 2026 Notes was approximately $219.5 million. The fair value was determined based on the closing trading price per $100 of the 2026 Notes as of the last available day of trading for the period. The fair value of the 2026 Notes is primarily affected by the trading price of our Class A common stock and market interest rates. The fair value of the 2026 Notes is considered a Level 2 input in the fair value hierarchy, as they are not actively traded.

Capped Call Transactions

In March 2021, in connection with the offering of the 2026 Notes, the Company entered into privately negotiated capped call transactions (2026 Capped Calls) with certain financial institutions (2026 Option Counterparties). The 2026 Capped Calls cover, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2026 Notes, the number of shares of Class A common stock initially underlying the 2026 Notes. The 2026 Capped Calls are expected generally to reduce potential dilution to the Class A common stock upon any conversion of 2026 Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of such converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the 2026 Capped Calls will initially be $37.5375 per share of Class A common stock, and is subject to certain customary adjustments under the terms of the 2026 Capped Calls. The 2026 Capped Calls will expire in September 2026, if not exercised earlier.

The 2026 Capped Calls are separate transactions entered into by the Company with each 2026 Option Counterparty, and are not part of the terms of the 2026 Notes and will not affect any noteholder’s rights under the 2026 Notes. Noteholders will not have any rights with respect to the 2026 Capped Calls.
The 2026 Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the company, including merger events, tender offers and announcement events. In addition, the 2026 Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the 2026 Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions.
The 2026 Capped Call Transactions do not meet the criteria for separate accounting as a derivative. The aggregate premium paid for the purchase of the 2026 Capped Calls of $18.5 million was recorded as a reduction to additional paid-in capital on the consolidated balance sheets.

In June 2020, in connection with the offering of the 2025 Notes, the Company entered privately negotiated capped call transactions with certain financial institutions (2025 Capped Calls). The 2025 Capped Calls have an initial strike price of approximately $12.60 per share, which corresponds to the initial conversion price of the 2025 Notes. The 2025 Capped Calls cover, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2025 Notes, the number of shares of Class A common stock initially underlying the 2025 Notes. The 2025 Capped Calls are expected generally to reduce potential dilution to the Company’s Class A common stock upon any conversion of the 2025 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2025 Notes, as the case may be, with such reduction and/or offset subject to a cap, initially equal to $17.1520, and is subject to certain adjustments under the terms of the 2025 Capped Call transactions. The 2025 Capped Calls will expire in December 2025, if not exercised earlier.
The 2025 Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the company, including merger events, tender offers and announcement events. In addition, the 2025 Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the 2025 Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. For accounting purposes, the 2025 Capped Calls are separate transactions, and not part of the terms of the Notes.
The 2025 Capped Call Transactions do not meet the criteria for separate accounting as a derivative. The aggregate premium paid for the purchase of the 2025 Capped Calls of $15.6 million was recorded as a reduction to additional paid-in capital on the consolidated balance sheets.
9. Goodwill and Acquired Intangible Assets, Net
The carrying amounts of the Company's goodwill was $174.4 million as of March 31, 2021 and December 31, 2020.
During the three months ended March 31, 2021, the Company determined that conditions resulting from the COVID-19 pandemic warranted an interim assessment of the carrying amount of goodwill, however the Company concluded no impairment of the carrying value of goodwill was required.
Acquired intangible assets consisted of the following (in thousands):

	March 31, 2021
	Cost	Accumulated Amortization	Net Book Value
Developed technology	$22,396	$19,398	$2,998
Customer relationships	74,884	38,368	36,516
Tradenames	1,650	1,609	41
Acquired intangible assets, net	$98,930	$59,375	$39,555

	December 31, 2020
	Cost	Accumulated Amortization	Net Book Value
Developed technology	$22,396	$19,194	$3,202
Customer relationships	74,884	35,800	39,084
Tradenames	1,650	1,603	47
Acquired intangible assets, net	$98,930	$56,597	$42,333
The Company recorded amortization expense related to acquired intangible assets as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of net revenue	$203	$22
Sales, marketing and support	2,569	2,588
General and administrative	6	—
Total amortization of acquired intangible assets	$2,778	$2,610

As of March 31, 2021, the total expected future amortization expense of acquired intangible assets by year is as follows (in thousands):

The remainder of 2021	8,439
2022	9,209
2023	8,593
2024	8,300
2025	5,014
Thereafter	—
Total expected future amortization expense	$39,555

10. Commitments and Contingencies
Our principal commitments consist of obligations under the 2025 Notes and 2026 Notes (including principal and coupon interest), operating leases for office space, future creator signing fees and creator advances, as well as non-cancellable purchase commitments.
During the three months ended March 31, 2021, the Company issued the 2026 Notes, which consisted of $212.75 million aggregate principal amount of 0.750% convertible senior notes due 2026 in a private offering. As of March 31, 2021, the Company's contractual obligation to settle commitments related to the principal amount of 2026 Notes is $212.75 million for the year ended December 31, 2026. Other than as described above, there were no material changes outside the Company's normal course of business in its commitments under contractual obligations from those disclosed in the 2020 Form 10-K.
The following table summarizes the Company's contractual obligation to settle commitments related to the 2026 Notes and 2025 Notes as of March 31, 2021 (in thousands):

	Payments due by Year
	Total	2021	2022	2023	2024	2025	Thereafter
Convertible Senior Notes Due 2026	$212,750	$—	$—	$—	$—	$—	$212,750
Interest obligations on 2026 Notes (1)	8,780	820	1,591	1,591	1,596	1,591	1,591
Convertible Senior Notes Due 2025	150,000	—	—	—	—	150,000	—
Interest obligations on 2025 Notes (1)	37,500	7,500	7,500	7,500	7,500	7,500	—
(1) The 2026 Notes and 2025 Notes bear interest at a fixed rate of 0.750% and 5.000% per year, respectively.

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
On August 27, 2020, the lead plaintiff in the Federal Action filed a motion for preliminary approval of the settlement. On October 21, 2020, the Court vacated the preliminary approval hearing, and on October 30, 2020, the Court issued an order continuing the preliminary approval hearing, tentatively rescheduling the hearing for March 18, 2021. On January 22, 2021, the Court issued an order denying without prejudice the motion for preliminary approval. On February 9, 2021, the Company gave notice to the lead plaintiff that, in light of the denial of the preliminary approval motion, it was terminating the settlement agreement.
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
As of March 31, 2021, the Company continues to record $1.9 million accrual related to the expected settlement of the Federal Action. The Company believes that these actions are without merit and intends to vigorously defend them. The Company cannot predict the outcome of or estimate the possible loss or range of loss from the above described matters.

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
Tax Matters
The Company is currently under audit in certain jurisdictions with regard to indirect tax matters. The Company establishes reserves for indirect tax matters when it determines that the likelihood of a loss is probable, and the loss is reasonably estimable. Accordingly, the Company has established a reserve for the potential settlement of issues related to sales and other indirect taxes in the amount of $11.6 million and $13.6 million as of March 31, 2021 and December 31, 2020, respectively. These amounts, which represent management’s best estimates of its potential liability, include potential interest and penalties of $1.6 million and $1.5 million as of March 31, 2021 and December 31, 2020, respectively.
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

Indemnification
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
As of March 31, 2021, there were 9,058,495 and 4,791,369 options issued and outstanding under the 2010 Plan and 2018 Plan, respectively (collectively, the Plans). 9,106,496 shares of Class A common stock are reserved and available for grant under the 2018 Plan.
Stock options granted typically vest over a four-year period from the date of grant. Options awarded under the Plans may be granted at an exercise price per share not less than the fair value at the date of grant and are exercisable up to ten years.
Stock Option Activity
Stock option activity for the three months ended March 31, 2021 is presented below:

	Outstanding options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2020	13,675,252	9.82	6.4	113,499
Granted	797,583	21.76
Exercised	(589,978)	7.93
Cancelled	(32,993)	11.06
Balance at March 31, 2021	13,849,864	10.58	6.5	160,451
Vested and exercisable as of March 31, 2021	8,856,178	9.04	5.2	116,217
Vested and expected to vest as of March 31, 2021	13,531,383	10.51	6.4	157,782
The aggregate intrinsic value in the table above represents the difference between the fair value of common stock and the exercise price of outstanding, in-the-money stock options at March 31, 2021.
As of March 31, 2021, the total unrecognized stock-based compensation expense related to stock options outstanding was $32.7 million, which will be recognized over a weighted-average period of 2.53 years. The weighted-average fair value of stock options granted was $12.69 for the three months ended March 31, 2021.

Restricted Stock Units Activity
Restricted stock activity for the three months ended March 31, 2021 is presented below:

	Outstanding RSUs and RSAs	Weighted-average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance at December 31, 2020	3,765,926	14.16	1.4	68,164
Awarded	2,042,393	21.78
Released	(379,820)	13.81
Cancelled	(236,352)	14.45
Balance at March 31, 2021	5,192,147	17.17	1.6	115,058
Vested and expected to vest as of March 31, 2021	4,492,508	16.96	1.4	99,554
As of March 31, 2021, the total unrecognized stock-based compensation expense related to RSUs outstanding was $69.9 million, which will be recognized over a weighted-average period of 3.02 years.
Stock-based Compensation Expense
Stock-based compensation expense recognized in connection with stock options, RSUs and the employee stock purchase plan during the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Cost of net revenue	$260	$423
Product development	3,958	3,689
Sales, marketing and support	1,359	1,431
General and administrative	5,786	5,279
Total	$11,363	$10,822
Stock-based compensation expense included in capitalized internal-use software development costs was $0.1 million and $0.4 million for each of the three months ended March 31, 2021 and 2020, respectively.
12. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. As the Company had net losses for the quarters ended March 31, 2021 and 2020, all potentially issuable shares of common stock were determined to be anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Net loss	$(84,891)	$(146,476)
Weighted-average shares used in computing net loss per share, basic and diluted	92,879	85,879
Net loss per share, basic and diluted	$(0.91)	$(1.71)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect (in thousands):

	March 31,
	2021	2020
Stock-options to purchase common stock	13,850	14,726
Shares related to convertible senior notes	19,538	—
Restricted stock units	5,195	3,912
Early exercised options	—	11
ESPP	66	—
Total shares of potentially dilutive securities	38,649	18,649

Prior to January 1, 2021, the Company used the treasury stock method for calculating any potential dilutive effect of the conversion spread on net loss per share, if applicable. After the adoption of ASU 2020-06, the Company used the if-converted method for calculating any potential dilutive effect of its convertible senior notes for the three months ended March 31, 2021. The potential impact upon the conversion of the convertible senior notes were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2021 because their effect would have been anti-dilutive.
For the 2026 Notes, the conversion spread of 7.6 million shares will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s Class A common stock for a given period exceeds the conversion price of $27.89 per share. Although the average market price of the Company's Class A common stock exceeds the conversion price of $12.60 per share for the 2025 Notes, the conversion spread of 11.9 million shares did not impact the net loss per share calculation as it would have an anti-dilutive effect.
13. Income Taxes

The Company recorded an income tax expense of $0.5 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. The increase was primarily attributable to changes in our year over year taxable earnings mix.
The differences in the tax provision for the periods presented and the U.S. federal statutory rate is primarily due to foreign taxes in profitable jurisdictions and the recording of a full valuation allowance on our net deferred tax assets.
The Company applies the discrete method provided in ASC 740 to calculate its interim tax provision.
14. Geographic Information

The following table presents the Company's total net revenue by geography based on the currency of the underlying transaction (in thousands):

	Three Months Ended March 31,
	2021	2020
United States	$20,137	$35,377
International	7,681	13,709
Total net revenue	$27,818	$49,086

No individual country, included in International net revenue, represents more than 10% of the total consolidated net revenue for any of the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (2020 Form 10-K) filed with the United States Securities and Exchange Commission (SEC) on March 1, 2021. In addition to historical condensed consolidated financial information, the following discussion and analysis contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our 2020 Form 10K and this Quarterly Report on Form 10-Q. References herein to "Eventbrite," "the Company," "we," "us" or "our" refer to Eventbrite, Inc. and its subsidiaries, unless the context requires otherwise.
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
The Eventbrite platform was built as a self-service platform to make it possible for anyone to create and sell tickets to live experiences. Creators—the people who bring others together to share their passions, artistry and causes through live experiences—are our North Star, and we have built, and continue to build, our platform to provide them with an intuitive, secure and reliable way to plan and execute their in-person and online events and scale their operations. We have a creator-aligned business model: we succeed when our creators succeed. We allow hosts of free events to use our platform for free and we charge creators of paid events on a per-ticket basis when an attendee purchases a ticket for an event. Our platform integrates seamlessly with internally-developed and third-party features designed to help our creators sell more tickets and scale their businesses. As creators rebuild their businesses, we have introduced new tools and services like fully integrated Zoom capabilities and a new Calendar tool that we believe have increased event awareness. In 2020, we helped more than 650,000 creators issue over 230 million free and paid tickets to approximately 4.6 million events in nearly 180 countries.
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
The COVID-19 pandemic and the self-imposed social distancing and government mandates to restrict gatherings of people have had a significant negative impact on our results of operations for the first quarter of 2021. However, net revenue improved in the first quarter of 2021 compared to the fourth quarter of 2020. Paid ticket volume continued to grow quarter to quarter in Australia, paid tickets for online events increased, and overall activity levels improved steadily in North America as the quarter progressed. Although we have seen our revenue partially recover since its low point in March 2020, particularly as we saw live events return in some countries where COVID-related mandates eased or ended, our net revenue and paid ticket volume remained well below historic averages in the first quarter of 2021.
Due to the COVID-19 pandemic, creators with published events in the remainder of 2021 may postpone or cancel these or other events, and there is significant uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on our business. The full extent to which COVID-19 impacts our business, results of operations and financial condition cannot be predicted at this time, and the impact of COVID-19 may persist for an extended period of time or become more pronounced.
In March 2021, we issued $212.75 million aggregate principal amount of 0.750% convertible senior notes due 2026 in a private offering, inclusive of the initial purchaser's exercise in full of its option to purchase additional notes (2026 Notes). We used $153.2 million of the proceeds from this offering to repay in full the outstanding indebtedness under our May 2020 credit agreement and approximately $18.5 million of the net proceeds from this offering to pay the cost of the 2026 Capped Calls transactions. We intend to use the remainder of the net proceeds from this offering for general corporate purposes.

Key Business Metrics and Non-GAAP Financial Measures
We monitor key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. In addition to revenue, net loss, and other results under GAAP, the following tables set forth key business metrics and non-GAAP financial measures we use to evaluate our business. We believe these metrics and measures are useful to facilitate period-to-period comparisons of our business. We believe that the use of Adjusted EBITDA is helpful to our investors as this metric is used by management in assessing the health of our business and our operating performance. This measure, which we refer to as our non-GAAP financial measure, is not prepared in accordance with GAAP and has limitations as an analytical tool, and you should not consider this in isolation or as substitutes for analysis of our results of operations as reported under GAAP. You are encouraged to evaluate the adjustments and the reasons we consider them appropriate.
Paid Ticket Volume
Our success in serving creators is measured in large part by the number of tickets sold on our platform that generate ticket fees, referred to as paid ticket volume. We consider paid ticket volume an important indicator of the underlying health of the business. The table below sets forth the paid ticket volume for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Paid Ticket Volume	10,232	22,237
Our paid ticket volume for events outside of the United States represented 38.9% and 35.9% of our total paid tickets in the three months ended March 31, 2021 and 2020, respectively.
Adjusted EBITDA
Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes and in evaluating acquisition opportunities.
We calculate Adjusted EBITDA as net loss adjusted to exclude depreciation and amortization, stock-based compensation expense, interest expense, loss on debt extinguishment, employer taxes related to employee equity transactions, other income (expense), net, which consisted of interest income, foreign exchange rate gains and losses and income tax provision (benefit). Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP.
The following table presents our Adjusted EBITDA for the periods indicated and a reconciliation of our Adjusted EBITDA to the most comparable GAAP measure, net loss, for each of the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net loss	$(84,891)	$(146,476)
Add:
Depreciation and amortization	5,288	6,213
Stock-based compensation	11,363	10,822
Interest expense	7,610	12
Loss on debt extinguishment	49,977	—
Employer taxes related to employee equity transactions	682	479
Other (income) expense, net	948	9,285
Income tax provision (benefit)	513	65
Adjusted EBITDA	$(8,510)	$(119,600)

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
The COVID-19 pandemic and the self-imposed social distancing and government mandates to restrict gatherings of people have negatively impacted our results of operations for the three months ended March 31, 2021 compared to the same period in 2020. During the three months ended March 31, 2021, we experienced a significant decrease in our net revenues as a result of decreased paid ticket volume, increased refunds of our fees and increased estimated future refunds of our fees.
In March 2020, we recorded a significant increase in our reserves for estimated chargebacks and refunds related to advance payouts and higher impairment charges for creator signing fees and creator advances. The advance payout exposure has continued to decline since then mainly due to funds received from creators to process refunds and completion of events. Accordingly, we also recorded a decrease in our reserves for estimated chargebacks and refunds related to advance payouts during the three months ended March 31, 2021.
The following tables set forth our consolidated results of operations data and such data as a percentage of net revenue for the periods presented (in thousands):

Consolidated Statements of Operations	Three Months Ended March 31,
	2021	2020
Net revenue	$27,818	$49,086
Cost of net revenue	13,675	28,005
Gross profit	14,143	21,081
Operating expenses:
Product development	15,319	16,171
Sales, marketing and support	5,639	99,915
General and administrative	19,028	42,109
Total operating expenses	39,986	158,195
Loss from operations	(25,843)	(137,114)
Interest expense	(7,610)	(12)
Loss on debt extinguishment	(49,977)	—
Other income (expense), net	(948)	(9,285)
Loss before income taxes	(84,378)	(146,411)
Income tax provision (benefit)	513	65
Net loss	$(84,891)	$(146,476)

Consolidated Statements of Operations, as a percentage of net revenue	Three Months Ended March 31,
	2021	2020
Net revenue	100.0%	100.0%
Cost of net revenue	49.2%	57.1%
Gross profit	50.8%	42.9%
Operating expenses:
Product development	55.1%	32.9%
Sales, marketing and support	20.3%	203.6%
General and administrative	68.4%	85.8%
Total operating expenses	143.8%	322.3%
Loss from operations	(93.0)%	(279.3)%
Interest expense	(27.4)%	—%
Loss on debt extinguishment	(179.7)%	—%
Other income (expense), net	(3.4)%	(18.9)%
Loss before income taxes	(303.3)%	(298.3)%
Income tax provision (benefit)	1.8%	0.1%
Net loss	(305.3)%	(298.4)%

Net Revenue
We generate revenues primarily from service fees and payment processing fees from the sale of paid tickets on our platform. We also derive a portion of revenues from a series of marketing services and tools that enable creators to market their events and increase reach to attendees. Our fee structure typically consists of a fixed fee and a percentage of the price of each ticket sold by a creator. Revenue is recognized when control of promised goods or services is transferred to the creator, which for service fees and payment processing fees is when the ticket is sold. Net revenue excludes sales taxes and value added taxes (VAT) and is presented net of estimated customer refunds, chargebacks and amortization of creator signing fees.

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands except percentages)
Net revenue	$27,818	$49,086	$(21,268)	(43.3)%
The decrease in net revenue during the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to the decrease in our paid ticket volume resulting from the effects of the COVID-19 pandemic. Paid tickets decreased by 54.0%, from 22.2 million paid tickets in the three months ended March 31, 2020 to 10.2 million paid tickets in the same period of 2021.
In the three months ended March 31, 2021, we recorded a $1.6 million increase to our estimated revenue reserves for future refunds associated with the impacts of COVID-19.
Reported net revenue per paid ticket was $2.72 in the three months ended March 31, 2021 compared to $2.21 in the same period of 2020. The increase in net revenue per paid ticket in the three months ended March 31, 2021 was driven by a decrease in refunds and reserves for estimated future refunds of our fees in the three months ended March 31, 2021, as COVID-19 restrictions eased.

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
We have seen an increase in our overall margins due to savings in processing fees and personnel costs due to the reduction in workforce in April 2020.

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands except percentages)
Cost of net revenue	$13,675	$28,005	$(14,330)	(51.2)%
Percentage of total net revenue	49.2%	57.1%
Gross margin	50.8%	42.9%
The decrease in cost of net revenue during the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to a decrease in payment processing costs of $9.7 million, a decrease in field operations costs of $1.8 million, a decrease in allocated customer support costs of $1.4 million and decreases in other event-related costs, largely driven by the reductions in our paid ticket volume resulting from the effects of the COVID-19 pandemic.
Operating Expenses
Operating expenses consist of product development, sales, marketing and support and general and administrative expenses. Direct and indirect personnel costs, including stock-based compensation expense, are the most significant recurring component of operating expenses. We also include sublease income as a reduction of our operating expenses.
As our total net revenue increases or decreases and to the extent our operating expenses are not equally affected, our operating expenses as a percentage of net revenue will similarly fluctuate. We have seen a significant decrease in operating expenses due to the reduction in chargebacks and refunds reserve as advance payouts outstanding declined and lower personnel costs due to the reduction in workforce in April 2020.
Product development
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

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands except percentages)
Product development	$15,319	$16,171	$(852)	(5.3)%
Percentage of total net revenue	55.1%	32.9%

The decrease in product development expense during the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to a decrease of $1.8 million in compensation costs due to lower headcount, offset by a decrease in capitalized software costs.
Sales, marketing and support
Sales, marketing and support expenses consist primarily of costs associated with our employees involved in selling and marketing our products, public relations and communication activities, marketing programs, and customer support costs associated with free events on our platform. For our sales teams, this also includes commissions. Sales, marketing and support expenses are driven by investments to grow and retain creators and attendees on our platform. Additionally, we classify certain creator-related expenses, such as refunds of the ticket price paid by us on behalf of a creator as sales, marketing and support expense.
Due to the decline in the advance payouts outstanding which was approximately $354.0 million as of March 31, 2020, compared to $222.5 million as of March 31, 2021, we have reduced our chargebacks and refunds reserve. This reserve is an estimate and requires significant judgement. Due to the nature of the COVID-19 situation and the limited amount of currently available data, there is a high degree of uncertainty around these reserves and our actual losses could be materially different from our current estimates. We may adjust our recorded reserves in the future to reflect our best estimates of future outcomes.

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands except percentages)
Sales, marketing and support	$5,639	$99,915	$(94,276)	(94.4)%
Percentage of total net revenue	20.3%	203.6%
The decrease in sales, marketing and support expenses during the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to a net decrease in our chargebacks and refunds reserve. Overall, organizer related expenses decreased by $83.6 million, primarily attributed to the initial chargebacks and refunds reserve of $76.5 million recorded in the first quarter of 2020. The reserve has been reduced each quarter since then due to lower estimated losses from advance payouts. Additionally, compensation costs decreased by $7.8 million due to lower headcount and direct and discretionary marketing costs decreased by $0.8 million.

General and administrative
General and administrative expenses consist of personnel costs, including stock-based compensation, and professional fees for finance, accounting, legal, risk, human resources and other corporate functions. It also include accruals for sales tax and VAT, as well as impairment charges related to creator upfront payments. Our general and administrative expenses have increased on an actual dollar basis over time. Over the long-term, we anticipate general and administrative expenses to decline as a percentage of net revenue as we expect to grow our net revenues and scale our business.

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands except percentages)
General and administrative	$19,028	$42,109	$(23,081)	(54.8)%
Percentage of total net revenue	68.4%	85.8%
The decrease in general and administrative expenses during the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to a decrease of $17.0 million in creator upfront reserves, $2.1 million in sales and other business taxes due to reductions in ticket sales, $1.7 million in compensation costs due to lower headcount, $1.5 million in professional services for third party legal and consulting services and $0.5 million in third party technology services costs.
Interest Expense
In March 2021, we issued the 2026 Notes, which consisted of $212.75 million aggregate principal amount of 0.750% convertible senior notes due 2026. In June 2020, we issued $150.0 million aggregate principal amount of 5.000% senior notes due 2025 (the 2025 Notes).
Interest expense for the three months ended March 31, 2021, consists primarily of cash interest expense and amortization of debt discount and issuance costs on our term loans under the May 2020 credit agreement, 2025 Notes and 2026 Notes. The credit agreement entered in May 2020 was terminated on March 11, 2021.

Prior to the adoption of ASU 2020-06, we separated the conversion option of the 2025 Notes from the debt instrument and classified the conversion option in equity. We early adopted ASU 2020-06 on January 1, 2021, which resulted in the elimination of the debt discount created by bifurcating the conversion option in equity. Interest expense recognized in future periods will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost and the termination of the May 2020 credit agreement.

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands except percentages)
Interest expense	$(7,610)	$(12)	$7,598	63316.7%
Percentage of total net revenue	(27.4)%	—%
The increase in interest expense during the three months ended March 31, 2021 compared to the same period of 2020 was the result of the term loans and 2025 Notes that were outstanding during the three months ended March 31, 2021 with higher effective interest rates. There were no debt instruments outstanding during the three months ended March 31, 2020.
Loss on debt extinguishment
In March 2021, we repaid in full the outstanding indebtedness under our May 2020 credit agreement by making payments of $125.0 million of principal, a $18.2 million make-whole premium, $9.0 million payment in kind interest and $1.0 million of accrued interest.

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Loss on debt extinguishment	$(49,977)	$—	$49,977	100.0%
Percentage of total net revenue	(179.7)%
We recorded a loss on debt extinguishment of $50.0 million during three months ended March 31, 2021. The loss primarily related to the write-off of unamortized debt discount and issuance costs of $31.8 million and $18.2 million make-whole premiums. Unamortized debt discounts primarily related to 2,599,174 shares of Class A common stock issued to the FP EB Aggregator, L.P. for a purchase price of $0.01 per share. We accounted for these shares at fair value and recorded $27.4 million as debt discount at issuance. The remaining unamortized discounts and issuance costs relate to the cash costs incurred during the debt issuance.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and foreign exchange rate remeasurement gains and losses recorded from consolidating our subsidiaries each period-end. The primary driver of our other income (expense), net is fluctuation in the value of the U.S. dollar against the local currencies of our foreign subsidiaries.

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands except percentages)
Other income (expense), net	$(948)	$(9,285)	$8,337	(89.8)%
Percentage of total net revenue	(3.4)%	(18.9)%

The decrease in other expense during the three months ended March 31, 2021 compared to the same period of 2020 was driven by foreign currency rate measurement fluctuations. We recognized lower foreign currency rate measurement losses during the three months ended March 31, 2021, as a result of the weakening of the U.S. dollar compared to the other currencies in which we operate and process transactions.
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

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands except percentages)
Income tax provision	$513	$65	$448	689.2%
Percentage of total net revenue	1.8%	0.1%
The provision for income taxes increased $0.4 million in the three months ended March 31, 2021 compared to the same period in 2020. The increase was primarily attributable to changes in our year over year taxable earnings mix.
Liquidity and Capital Resources
As of March 31, 2021, we had cash and cash equivalents of $593.3 million. Our cash and cash equivalents includes bank deposits and money market funds held by financial institutions and is held for working capital purposes. Collectively, our cash and cash equivalents balances represent a mix of cash that belongs to us and cash that is due to creators. The amounts due to creators, which was $254.1 million as of March 31, 2021, are captioned on our consolidated balance sheets as accounts payable, creators. Although creator cash is legally unrestricted, the Company does not utilize creator cash for its own financing or investing activities as the amounts are payable to creators on a regular basis. As of March 31, 2021, approximately 25.8% of our cash was held outside of the United States. The cash was held primarily on behalf of, and to be remitted to, creators and to fund our foreign operations. We do not expect to incur significant taxes related to these amounts.
In March 2021, we completed a private offering of the 2026 Notes and received aggregate net proceeds of $207.0 million after deducting the initial purchaser's discounts and commissions and estimated debt issuance costs of $5.8 million. In connection with the offering of the 2026 Notes, we entered into capped call transactions with certain financial institutions (2026 Capped Calls). We used $153.2 million of the proceeds from this offering to repay in full the outstanding indebtedness under our May 2020 credit agreement and $18.5 million of the net proceeds from the offering to pay the cost of the 2026 Capped Calls. We intend to use the remainder of the net proceeds from the offering for general corporate purposes. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information about the 2026 Notes and 2026 Capped Calls.
The advance payouts exposure which was approximately $226.6 million as of December 31, 2020, decreased to $222.5 million as of March 31, 2021. Our chargebacks and refunds reserve decreased since December 31, 2020 by $5.2 million to $28.0 million as of March 31, 2021. Due to the nature of the COVID-19 situation and the limited amount of currently available data, there is a high degree of uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our recorded reserves in the future to reflect our best estimates of future outcomes, and we may pay in cash a portion of, all, or a greater amount than the $28.0 million provision recorded as of March 31, 2021.
The terms of our standard merchant agreement obligate creators to repay us for ticket sales advanced under such circumstances. However, we may not be able to recover our losses from these events, and COVID-19 has increased the likelihood that we will not recover these losses. Such unrecoverable amounts could equal up to the value of the ticket sales or amounts settled to the creator prior to the event that has been postponed or cancelled or is otherwise disputed. This amount could be higher than the fees we collected from such transactions.
We started making advance payouts available to a limited number of qualified creators who meet strict guidelines during the third quarter of 2020 and are piloting ways to offer a broader self-service program with stricter limitations than the program offered prior to the COVID-19 pandemic.

Previously we made payments of our funds to creators to provide the creator with short-term liquidity in advance of ticket sales. These amounts are recovered by us as tickets are sold by the respective creator, and are typically expected to be recovered within 12 months of the payment date. Amounts expected to be recovered within 12 months of the balance sheet date are classified as creator advances, net, and any remaining amounts are classified as creator advances, noncurrent. We maintain an allowance for estimated creator advances that are not recoverable and present the creator advances balances net on our condensed consolidated balance sheets. Creator advances, net were $4.4 million and $6.7 million as of March 31, 2021 and December 31, 2020, respectively.
We believe that our existing cash, including proceeds from the 2025 Notes and 2026 Notes, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect.
Cash Flows
Our cash flow activities were as follows for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$40,169	$(47,267)
Investing activities	(118)	(2,942)
Financing activities	47,651	2,446
Net increase in cash, cash equivalents and restricted cash	$87,702	$(47,763)

Comparison of Three months Ended March 31, 2021 and 2020
Cash Flows from Operating Activities
The net cash provided by operating activities of $40.2 million for the three months ended March 31, 2021 was due primarily to net loss of $84.9 million, as well as adjustments for non-cash expenses including: loss on debt extinguishment of the Term Loans of $50.0 million, stock-based compensation expense of $11.4 million, depreciation and amortization of $5.3 million, non-cash interest expense of $4.6 million, impairment charges of $3.4 million related to creator advances and creator signing fees and reduction in reserves for chargebacks and refunds of $1.8 million. Net loss was also adjusted for the changes in our operating assets and liabilities primarily consisting of an increase in accounts payable to creators of $62.9 million, payment in kind interest of $9.0 million payable by increasing the principal amount of the term loans, and the effect of changes in working capital and other carrying balances that resulted in cash outflows of $22.9 million.
The net cash used in operating activities of $47.3 million for the three months ended March 31, 2020 was due primarily to a net loss of $146.5 million with adjustments for our provision for chargebacks and refunds of $98.9 million, impairment charges of $13.9 million related to creator advances and creator signing fees, stock-based compensation expense of $10.8 million, an increase in the provision for bad debt and creator advances of $6.5 million, depreciation and amortization of $6.2 million, amortization of creator signing fees of $3.1 million and non-cash operating lease expense of $1.9 million. Additionally, the changes in our operating assets and liabilities consisted of a decrease in accounts payable to creators of $75.3 million, cash paid for refunds and chargebacks of $11.9 million, a decrease in other accrued liabilities of $3.8 million, cash paid for creator signing fees of $3.9 million, cash paid for operating lease liabilities of $2.4 million and a decrease in accrued taxes of $2.4 million, partially offset by a decrease in funds receivable of $54.9 million and an increase in funds payable of $3.4 million.
Cash Flows from Investing Activities
The net cash used in investing activities of $0.1 million for the three months ended March 31, 2021 consisted of capitalized internal-use software development costs and cash paid for purchases of property and equipment.
The net cash used in investing activities of $2.9 million for the three months ended March 31, 2020 consisted of capitalized software development costs of $1.9 million and purchases of property and equipment of $1.0 million.

Cash Flows from Financing Activities
The net cash provided by financing activities of $47.7 million during the three months ended March 31, 2021 was primarily due to proceeds from issuing the 2026 Notes of $207.4 million, net of issuance costs, proceeds from the exercise of stock options of $4.7 million, offset by the repayment of term loans including prepayment premium amounting to $143.2 million, purchase of the 2026 Capped Calls at $18.5 million and taxes paid related to net share settlement of equity awards of $2.6 million.
The net cash provided by financing activities of $2.4 million during the three months ended March 31, 2020 was primarily due to proceeds from the exercise of stock options of $4.7 million, partially offset by cash paid for employer taxes related to the net share settlement of equity awards of $2.1 million.
Concentrations of Credit Risk
As of March 31, 2021 and December 31, 2020, there were no customers that represented 10% or more of our accounts receivable balance. There were no customers that individually exceeded 10% of our net revenue during the three months ended March 31, 2021 and 2020.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under the 2025 Notes and 2026 Notes (including principal and coupon interest), operating leases for equipment, office space and co-located data center facilities, as well as non-cancellable contractual commitments. See Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements and did not have any such arrangements as of March 31, 2021.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. Due to the ongoing COVID-19 pandemic, there is uncertainty and significant disruption in the global economy and financial markets. We have had to make significant estimates in our unaudited condensed consolidated financial statements, specifically related to chargebacks and refunds due to cancelled or postponed events. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of the date of filing of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our actual results could differ from these estimates.
Our significant accounting policies are discussed in the "Notes to Consolidated Financial Statements, Note 2. Significant Accounting Policies" in the 2020 Form 10-K. There have been no significant changes to these policies that have had a material impact on our unaudited condensed consolidated financial statements and related notes, except as noted in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
Refer to Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
As of March 31, 2021 our 2025 Notes and 2026 Notes were outstanding, both of which are subject to fixed annual interest charges. We have therefore no financial or economic exposure associated with changes in interest rates. However, the fair value of these financial instruments may fluctuate when interest rates change or can be affected when the market price of our Class A common stock fluctuates. We carry the convertible senior notes at face value less unamortized issuance cost on our balance sheet, and we present the fair value for required disclosure purposes only.
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
Based on that evaluation, the principal executive officer and the principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required for disclosure in reports filed or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to Company management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See "Note 10 - Commitments and Contingent Liabilities - Litigation and Loss Contingencies" in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (2020 Form 10-K), except for the following risk factors which supplement the risk factors previously disclosed and should be considered in conjunction with the risk factors set forth in the 2020 Form 10-K. You should carefully consider the risks and uncertainties described in the 2020 Form 10-K and below, together with all of the other information in our 2020 Form 10-K, and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and other documents that we file with the U.S. Securities and Exchange Commission. The risks and uncertainties described in the 2020 Form 10-K and below may not be the only ones we face. If any of the risks actually occur, our business, results of operations, financial condition and prospects could be harmed. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. Many of the risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result.

Substantial levels of indebtedness could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness.
In June 2020, we issued $150.0 million aggregate principal amount of 5.000% convertible senior notes due 2025 (2025 Notes) and in March 2021, we issued $212.75 million aggregate principal amount of 0.750% convertible senior notes due 2026 (2026 Notes). We refer to the 2025 Notes and the 2026 Notes collectively as the Convertible Notes. We may also incur additional indebtedness to meet future financing needs. Substantial levels of indebtedness would increase the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to long-term indebtedness include:
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
•diluting the interests of our existing stockholders as a result of issuing shares of our Class A common stock upon conversion of the Convertible Notes; and
•a competitive disadvantage compared to our competitors that have less debt or have better access to capital.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Convertible Notes, and our cash needs may increase in the future. In addition, any future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

The accounting method for the Convertible Notes could adversely affect our reported financial condition and results.
The accounting method for reflecting the Convertible Notes on our balance sheet, accruing amortized interest expense for the Convertible Notes and reflecting the underlying shares of our Class A common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

For the fiscal year beginning January 1, 2021, we have elected to early adopt new accounting guidance that was recently released that simplifies the accounting for convertible debt that may be settled in cash. As a result, we expect to record the Convertible Notes entirely as a liability on our balance sheet, net of issuance costs incurred, with interest expense reflecting the cash coupon plus the amortization of the capitalized issuance costs. Additionally, the new guidance modifies the treatment of convertible debt securities that may be settled in cash or shares by requiring the use of the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the Convertible Notes were converted solely into shares of Class A common stock at the beginning of the reporting period, unless the result would be anti-dilutive. In addition, in the future, we may, in our sole discretion, irrevocably elect to settle the conversion value of the Convertible Notes in cash up to the principal amount being converted. Following such an irrevocable election, if the conversion value of the Convertible Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share by assuming that all of the Convertible Notes were converted at the beginning of the reporting period and that we issued shares of our Class A common stock to settle the excess, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of the Convertible Notes are satisfied, then, under certain conditions, we may be required under applicable accounting standards to reclassify the liability carrying value of the Convertible Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their Convertible Notes and could materially reduce our reported working capital.
We may not have the ability to raise the funds necessary for cash settlement upon conversion of the Convertible Notes or to repurchase the Convertible Notes for cash following a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion of the Convertible Notes or to repurchase the Convertible Notes.
Subject to limited exceptions, holders of the Convertible Notes have the right to require us to repurchase their Convertible Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Convertible Notes) at a cash repurchase price generally equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or pay the cash amounts, if any, due upon conversion. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by applicable law, by regulatory authorities or by agreements governing our future indebtedness. Our failure to repurchase the Convertible Notes at a time when such repurchase is required by the indenture governing the Convertible Notes or settle future conversions of the Convertible Notes as required by the indenture would constitute a default under such indenture. A default under the indenture or the fundamental change itself may also lead to a default under agreements governing our existing or future indebtedness, which may result in such existing or future indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under such existing or future indebtedness and repurchase the Convertible Notes or make cash payments due, if any, upon conversions thereof.
The capped call transactions may affect the value of the Convertible Notes and our Class A common stock.
In connection with the offering of the 2025 Convertible Notes, we entered into the 2025 Capped Calls, and in connection with the offering of the 2026 Notes, we entered into the 2026 Capped Calls (collectively, the Capped Calls, and the financial institutions party thereto, the Option Counterparties). The Capped Calls are expected generally to reduce potential dilution to our Class A common stock upon any conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.
We have been advised that in connection with establishing their initial hedges of the Capped Calls, the Option Counterparties or their respective affiliates entered into various derivative transactions with respect to our Class A common stock and/or purchased shares of our Class A common stock concurrently with or shortly after the offering of the relevant Convertible Notes.
In addition, we have been advised that the Option Counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions at any time prior to the maturity of the relevant Convertible Notes (and are likely to do so following any conversion of the relevant Convertible Notes, any repurchase of the relevant Convertible Notes by us on any fundamental change repurchase date, any redemption date or any other date on which the relevant Convertible Notes are repurchased by us, in each case if we exercise our option to terminate the relevant portion of the relevant Capped Calls). This activity could cause or avoid an increase or a decrease in the market price of our Class A common stock.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the Convertible Notes or our Class A common stock. In addition, we do not make any representation that the Option Counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.
Provisions in the indentures governing the Convertible Notes could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the Convertible Notes and the indentures governing the Convertible Notes could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change (as defined in the indenture governing the Convertible Notes), then noteholders will have the right to require us to repurchase their Convertible Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change (as defined in the indentures governing the Convertible Notes), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Convertible Notes and the indentures governing the Convertible Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the three months ended March 31, 2021 that were not previously reported on a Current Report on Form 8-K.

Item 6. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Index

	Description of Exhibits	Incorporated by Reference
Exhibit Number		Form	Exhibit Number	Date Filed

3.2	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	August 28, 2018
3.4	Amended and Restated Bylaws.	S-1/A	3.4	August 28, 2018
4.1	Form of Class A Common Stock Certificate.	S-1/A	4.1	September 7, 2018
4.2	Indenture, dated as of March 11, 2021, between the Registrant and Wilmington Trust, National Association, as Trustee	8-K	4.1	March 11, 2021
4.3	Form of Note, representing the 0.750% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	4.2	March 11, 2021
10.1	Form of Capped Call Confirmation	8-K	10.1	March 11, 2021
10.2	Amendment to Strategic Advisory Agreement between the Registrant and Lorrie Norrington			Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)			Filed herewith

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

Eventbrite, Inc.

May 6, 2021	By:	/s/ Julia Hartz
Julia Hartz
Chief Executive Officer
(Principal Executive Officer)

May 6, 2021	By:	/s/ Charles Baker
Charles Baker
Chief Financial Officer
(Principal Financial Officer)

May 6, 2021	By:	/s/ Xiaojing Fan
Xiaojing Fan
Chief Accounting Officer
(Principal Accounting Officer)