Form 10-Q
period 2021-06-30
Eventbrite, Inc.
filed 2021-08-05
CIK 1475115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2021, 75,576,510 shares of Registrant's Class A common stock and 18,730,951 shares of Registrant's Class B common stock were outstanding.

EVENTBRITE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2021

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
the recovery from the COVID-19 global health pandemic, including the impact of vaccines, the removal of restrictions on in-person events, the market response to the recovery, our expectations regarding the timing of recovery of paid ticket volumes and event creator and event attendees’ behavior in relation to the recovery; statements regarding our convertible senior notes, including the intended use of the net proceeds; statements about our future financial performance, including our revenue, costs of revenue and operating expenses; our anticipated growth and growth strategies and our ability to effectively manage that growth; our ability to achieve and grow profitability; our advanced payouts program; the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs; our predictions about industry and market trends; our ability to attract and retain creators; our ability to successfully operate internationally; our ability to attract and retain employees; our ability to comply with modified or new laws and regulations applying to our business; and our ability to successfully defend litigation brought against us.

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

EVENTBRITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$685,364	$505,756
Funds receivable	16,565	10,807
Accounts receivable, net	1,156	458
Creator signing fees, net	2,239	3,657
Creator advances, net	3,670	6,651
Prepaid expenses and other current assets	7,492	9,804
Total current assets	716,486	537,133
Restricted cash	1,795	2,674
Creator signing fees, noncurrent	3,284	5,838
Property and equipment, net	8,165	11,574
Operating lease right-of-use assets	10,982	13,886
Goodwill	174,388	174,388
Acquired intangible assets, net	36,765	42,333
Other assets	1,859	7,859
Total assets	$953,724	$795,685
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, creators	$347,052	$191,134
Accounts payable, trade	1,338	1,903
Chargebacks and refunds reserve	23,467	33,225
Accrued compensation and benefits	7,226	3,980
Accrued taxes	5,090	2,992
Operating lease liabilities	3,304	4,940
Other accrued liabilities	16,692	8,362
Total current liabilities	404,169	246,536
Accrued taxes, noncurrent	11,953	14,234
Operating lease liabilities, noncurrent	9,912	11,517
Long-term debt	352,552	206,630
Other liabilities	18	1,196
Total liabilities	778,604	480,113
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized; 94,266,887 shares issued and outstanding as of June 30, 2021; 92,654,785 shares issued and outstanding as of December 31, 2020	1	1
Additional paid-in capital	875,041	913,115
Accumulated deficit	(699,922)	(597,544)
Total stockholders’ equity	175,120	315,572
Total liabilities and stockholders’ equity	$953,724	$795,685

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$46,311	$8,394	$74,129	$57,480
Cost of net revenue	18,053	10,094	31,728	38,099
Gross profit	28,258	(1,700)	42,401	19,381
Operating expenses
Product development	16,396	15,047	31,715	31,218
Sales, marketing and support	6,358	(3,073)	11,997	96,842
General and administrative	23,733	22,472	42,761	64,581
Total operating expenses	46,487	34,446	86,473	192,641
Loss from operations	(18,229)	(36,146)	(44,072)	(173,260)
Interest expense	(2,776)	(3,625)	(10,386)	(3,637)
Loss on debt extinguishment	—	—	(49,977)	—
Other income (expense), net	526	1,186	(422)	(8,099)
Loss before income taxes	(20,479)	(38,585)	(104,857)	(184,996)
Income tax provision (benefit)	61	(1)	574	64
Net loss	$(20,540)	$(38,584)	$(105,431)	$(185,060)
Net loss per share, basic and diluted	$(0.22)	$(0.44)	$(1.13)	$(2.12)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	93,899	88,410	93,393	87,174

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock-Class A		Common Stock-Class B		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	69,475,511	$1	23,179,274	$—	$913,115	$(597,544)	$315,572
Cumulative effect adjustment upon adoption of ASU 2020-06[1]	—	—	—	—	(45,452)	3,053	(42,399)
Issuance of common stock upon exercise of stock options	589,978	—	—	—	4,680	—	4,680
Issuance of restricted stock awards	4,137	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	386,894	—	—	—	—	—	—
Shares withheld related to the net share settlement	(140,325)	—	—	—	(2,611)	—	(2,611)
Conversion of common stock from Class B to Class A	2,702,492	—	(2,702,492)	—	—	—	—
Purchase of 2026 Capped Calls on 2026 Notes	—	—	—	—	(18,509)	—	(18,509)
Stock-based compensation	—	—	—	—	11,450	—	11,450
Net loss	—	—	—	—	—	(84,891)	(84,891)
Balance at March 31, 2021	73,018,687	$1	20,476,782	$—	$862,673	$(679,382)	$183,292
Issuance of common stock upon exercise of stock options	446,032				3,111		3,111
Cancellation of restricted stock awards	(73,829)						—
Issuance of common stock for settlement of RSUs	517,686						—
Shared withheld related to the net share settlement	(170,698)				(3,981)		(3,981)
Issuance of common stock for ESPP Purchase	52,227				730		730
Conversion of common stock from Class B to Class A	1,741,362		(1,741,362)				—
Stock-based compensation					12,508		12,508
Net loss						(20,540)	(20,540)
Balance at June 30, 2021	75,531,467	$1	18,735,420	$—	$875,041	$(699,922)	$175,120

1The Company adopted ASU 2020-06, effective January 1, 2021. See Note 2. Significant Accounting Policies for more information.

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock-Class A		Common Stock-Class B		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	61,863,617	$1	23,855,243	$—	$798,640	$(372,826)	$425,815
Issuance of common stock upon exercise of stock options	738,410	—	—	—	4,654	—	4,654
Issuance of restricted stock awards	480	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	304,600	—	—	—	—	—	—
Shares withheld related to net share settlement	(110,411)	—	—	—	(1,713)	—	(1,713)
Conversion of common stock from Class B to Class A	262,483	—	(262,483)	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	61	—	61
Stock-based compensation	—	—	—	—	11,201	—	11,201
Net loss	—	—	—	—	—	(146,476)	(146,476)
Balance at March 31, 2020	63,059,179	$1	23,592,760	$—	$812,843	$(519,302)	$293,542
Issuance of common stock upon exercise of stock options	1,290,333	—	13,004	—	6,837	—	6,837
Issuance of common stock for settlement of RSUs	228,233	—	—	—	—	—	—
Shares withheld related to net share settlement	(70,098)	—	—	—	(616)	—	(616)
Conversion of common stock from Class B to Class A	221,847	—	(221,847)	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	180	—	180
Equity component of convertible notes, net of issuance costs	—	—	—	—	45,452	—	45,452
Purchase of 2025 Capped Calls on 2025 Notes	—	—	—	—	(15,600)	—	(15,600)
Issuance of common stock for ESPP Purchase	98,476	—	—	—	721	—	721
Shares issued in connection with term loans stock purchase agreement	2,599,174	—	—	—	27,369	—	27,369
Stock-based compensation	—	—	—	—	9,718	—	9,718
Net loss	—	—	—	—	—	(38,584)	(38,584)
Balance at June 30, 2020	67,427,144	$1	23,383,917	$—	$886,904	$(557,886)	$329,019

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(105,431)	$(185,060)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,064	11,909
Stock-based compensation expense	23,686	20,433
Amortization of debt discount and issuance costs	2,905	1,448
Loss on debt extinguishment	49,977	—
Payment in kind interest	2,178	1,240
Non-cash operating lease expenses	3,184	3,894
Amortization of creator signing fees	1,600	5,301
Provision for chargebacks and refunds	(2,522)	84,533
Impairment of creator advances and creator signing fees	3,161	8,227
Provision for bad debt and creator advances	(515)	16,224
Other	530	2,077
Changes in operating assets and liabilities:
Accounts receivable	(513)	(1,001)
Funds receivable	(5,758)	49,237
Creator signing fees, net	637	(3,901)
Creator advances, net	1,885	(913)
Prepaid expenses and other assets	1,972	2,223
Accounts payable, creators	155,918	(104,649)
Accounts payable	(531)	1,440
Chargebacks and refunds reserve	(7,236)	(21,325)
Accrued compensation and benefits	3,246	721
Accrued taxes	(603)	(4,567)
Operating lease liabilities	(3,520)	(4,876)
Other accrued liabilities	7,220	(7,018)
Payment in kind interest	(8,962)	—
Net cash provided by (used in) operating activities	132,572	(124,403)
Cash flows from investing activities
Purchases of property and equipment	(328)	(1,230)
Capitalized internal-use software development costs	(547)	(2,538)
Net cash used in investing activities	(875)	(3,768)
Cash flows from financing activities
Proceeds from issuance of debt	212,750	275,000
Debt issuance costs	(5,738)	(14,223)
Purchase of convertible notes capped calls	(18,509)	(15,600)
Principal repayment of debt obligations and prepayment premium	(143,247)	—
Proceeds from exercise of stock options	7,790	11,491
Taxes paid related to net share settlement of equity awards	(6,592)	(2,765)
Proceeds from issuance of common stock under ESPP	730	721
Principal payments on lease financing obligation	(152)	(300)
Net cash provided by financing activities	47,032	254,324
Net increase in cash, cash equivalents and restricted cash	178,729	126,153
Cash, cash equivalents and restricted cash
Beginning of period	508,430	422,940
End of period	$687,159	$549,093
Supplemental cash flow data
Interest paid	$4,834	$613
Income taxes paid, net of refunds	167	475
Non-cash investing and financing activities
Purchases of property and equipment, accrued but unpaid	59	226
Vesting of early exercised stock options	—	241
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
The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal and recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations and cash flows for the interim periods. All intercompany transactions and balances have been eliminated. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other future annual or interim period.
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
Revision of Condensed Consolidated Financial Statements
As disclosed in the 2020 Form 10-K, the Company identified an error within the condensed consolidated statement of cash flows for the six months ended June 30, 2020. The accompanying financial statements have been revised to correct for such error. The impact of such revision resulted in net cash used in operating activities decreasing by $2.3 million to $124.4 million and net cash provided by financing activities decreasing by $2.3 million to $254.3 million for the six months ended June 30, 2020. The Company evaluated the error and concluded that it was not material to the June 30, 2020 financial statements previously issued. These revisions have no impact on the Company's previously reported consolidated net income, financial position, net change in cash, cash equivalents, and restricted cash, or total cash, cash equivalents, and restricted cash as reported on the Company's consolidated statements of cash flows.
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

COVID-19 Impacts
The Company continues to experience a significant impact due to the COVID-19 pandemic and the social distancing and government mandates to restrict gatherings of people. The effect of and uncertainties surrounding the COVID-19 pandemic have caused the Company to make significant estimates in its unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2021, specifically related to chargebacks and refunds due to cancelled or postponed events, which impact net revenue, advanced payouts, creator signing fees and creator advances.
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
The Company early adopted ASU 2020-06 on January 1, 2021 using the modified retrospective transition method. Adoption of ASU 2020-06 resulted in a decrease to additional paid-in capital of $45.5 million, an increase to retained earnings of $3.1 million, and a net increase to long-term debt of $42.4 million. Refer to Note 8 – Debt for more details. The Company will use the if-converted method to calculate diluted EPS unless it makes an irrevocable election to settle the principal of the notes in cash and the excess conversion spread in shares, in which case the Company can continue to use the Treasury stock method. Since the Company had a net loss for the three and six months ended June 30, 2021 and 2020, the convertible senior notes were determined to be anti-dilutive and therefore had no impact to basic or diluted net loss per share for the period as a result of adopting ASU 2020-06.
The Company's significant accounting policies are discussed in the "Notes to Consolidated Financial Statements, Note 2. Significant Accounting Policies" in the 2020 Form 10-K. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed consolidated financial statements and related notes, except as noted above.
Revenue Recognition
The Company derives its revenues primarily from ticketing and payment processing. The Company also derives a smaller portion of revenues from marketing services. The Company's customers are event creators who use the Company's platform to sell tickets to attendees. Revenue is recognized when or as control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

Transaction Revenues
For ticketing services, the Company's service provides a platform to the event creator and attendee to transact. The Company's performance obligation is to facilitate and process that transaction and issue the ticket. Hence, revenue is recognized when the ticket is sold. The amount that the Company earns for its services is fixed which typically consists of a flat fee and a percentage based fee per ticket. As a result, the Company records revenue on a net basis related to its ticketing service fees.
For payment processing services, the Company's service provides the event creator with the choice of whether to use Eventbrite Payment Processing (EPP) or to use a third-party payment processor, referred to as Facilitated Payment Processing (FPP).
Under the EPP option, the Company is the merchant of record and is responsible for processing the transaction and collecting the face value of the ticket and all associated fees at the time the ticket is sold. The Company is also responsible for remitting these amounts collected, less the Company's fees, to the event creator. For EPP services, the Company determined that it is the principal in providing the service as the Company is responsible for fulfilling the promise to process the payment and has discretion in establishing the price of its service. As a result, the Company records revenue on a gross basis related to its EPP service fees. Costs incurred for processing the ticketing transactions are included in cost of net revenues in the consolidated statements of operations. Under the FPP option, the Company is not responsible for processing the transaction or collecting the face value of the ticket and associated fees. In this case, the Company records revenue on a net basis related to its FPP service fees.
Revenue is presented net of indirect taxes, customer refunds, payment chargebacks, estimated uncollectible amounts, creator royalties, and amortization of creator signing fees. Previously, the Company offered upfront payments to creators entering into new or renewed ticketing arrangements. However, the Company is shifting from upfront payment incentives to performance based incentives on a limited basis. See Note 4. Creator Signing Fees, Net, for further information relating to signing fees paid.
If an event is cancelled by a creator, then any obligations to provide refunds to event attendees are the responsibility of that creator. If a creator is unwilling or unable to fulfill their refund obligations, the Company may, at its discretion, provide attendee refunds.
Marketing Revenue
Revenue from marketing services is derived from providing creators with access to various marketing tools and functionalities for a monthly subscription fee. The Company considers that it satisfies its performance obligations as it provides the services to customers and hence, recognizes revenue ratably over the service term which varies from one month to a year.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes bank deposits and money market funds held with financial institutions. Cash and cash equivalents balances include the face value of tickets sold on behalf of creators and their share of service charges, which are to be remitted to the creators. Such balances were $331.8 million and $181.1 million as of June 30, 2021 and December 31, 2020, respectively. Although creator cash is legally unrestricted, the Company does not utilize creator cash for its own financing or investing activities as the amounts are payable to creators on a regular basis. These amounts due to creators are included in accounts payable, creators on the consolidated balance sheets. The Company considers all highly liquid investments, including money market funds with an original maturity of three months or less at the date of purchase, to be cash equivalents.
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

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$685,364	$505,756
Restricted cash	1,795	2,674
Total cash, cash equivalents and restricted cash	$687,159	$508,430

Funds Receivable
Funds receivable represents cash-in-transit from third-party payment processors that is received by the Company within approximately five business days from the date of the underlying ticketing transaction. The funds receivable balances include the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such amounts were $15.2 million and $10.0 million as of June 30, 2021 and December 31, 2020, respectively.
Accounts Payable, Creators
Accounts payable, creators consists of unremitted ticket sale proceeds, net of Eventbrite service fees and applicable taxes. Amounts are remitted to creators within five business days subsequent to the completion of the related event. Creators may apply to receive a portion of these proceeds prior to completion of their events. For qualified creators, the Company passes ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, the Company refers to these payments as advanced payouts. When an advanced payout is made, the Company reduces its cash and cash equivalents with a corresponding decrease to its accounts payable, creators.
As a result of the COVID-19 pandemic and its effect of causing creators to cancel, postpone or reschedule events, the Company temporarily suspended its advanced payouts program on March 11, 2020. The Company started making advanced payouts available to a limited number of qualified creators during the third quarter of 2020. In the second quarter of 2021, the Company relaunched Scheduled Payouts (advanced payouts) to paid creators who qualify and accept the Company's terms and conditions. As of June 30, 2021, advanced payouts outstanding was approximately $264.2 million including $45.0 million of advanced payouts issued since the third quarter of 2020, when the Company resumed the advanced payout program on a limited basis.
Chargebacks and Refunds Reserve
The terms of the Company's standard merchant agreement obligate creators to reimburse attendees who are entitled to refunds. When the Company provides advanced payouts, it assumes risk that the event may be cancelled, fraudulent or materially not as described, resulting in significant chargebacks and refund requests. If the creator is insolvent or has spent the proceeds of the ticket sales for event-related costs, the Company may not be able to recover its losses from these events, and such unrecoverable amounts could equal the value of the transaction or transactions settled to the creator prior to the event that is disputed, plus any associated chargeback fees not assumed by the creator. The Company records estimates for refunds and chargebacks of its fees as contra-revenue. The Company records estimates for losses related to chargebacks and refunds of the face value of tickets as an operating expense classified within sales, marketing and support. Reserves are recorded based on the Company's assessment of various factors, including the amounts paid and outstanding to creators in conjunction with the advanced payout program, the size and nature of future events, the remaining time to event date, and actual chargeback and refund activity during the current year.
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
During the six months ended June 30, 2021, the Company determined that conditions resulting from the COVID-19 pandemic warranted an interim assessment of its long-lived assets balance. The Company performed a recoverability test and concluded no impairment of the carrying value was required.

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
The Company’s cash equivalents, funds receivable, accounts receivable, accounts payable, funds payable and other current liabilities approximate their fair value. All such financial assets and liabilities are Level 1 and are measured at fair value on a recurring basis. There were no other Level 1 assets or liabilities recorded at June 30, 2021 and December 31, 2020.
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

	June 30, 2021	December 31, 2020
Accounts receivable, customers	$2,007	$1,494
Allowance for doubtful accounts	(851)	(1,036)
Accounts receivable, net	$1,156	$458

4. Creator Signing Fees, Net
Creator signing fees are incentives that are offered and paid by the Company to secure exclusive ticketing and payment processing rights with certain creators. The benefit the Company receives by securing exclusive ticketing and payment processing rights with certain creators from creator signing fees is inseparable from the customer relationship with the creator and accordingly these fees are recorded as a reduction of revenue in the consolidated statements of operations.
As of June 30, 2021, the balance of creator signing fees, net is being amortized over a weighted-average remaining contract life of 3.2 years on a straight-line basis. The following table summarizes the activity in creator signing fees for the periods indicated (in thousands):

	Three Months Ended June 30,
	2021	2020
Balance, beginning of period	$6,421	$17,725
Creator signing fees paid	—	7
Amortization of creator signing fees	(721)	(2,171)
Write-offs and other adjustments	(177)	1,189
Balance, end of period	$5,523	$16,750

	Six Months Ended June 30,
	2021	2020
Balance, beginning of period	$9,495	$26,307
Creator signing fees paid	18	3,901
Amortization of creator signing fees	(1,600)	(5,301)
Write-offs and other adjustments	(2,390)	(8,157)
Balance, end of period	$5,523	$16,750
Creator signing fees are classified as follows on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	June 30, 2021	June 30, 2020
Creator signing fees, net	$2,239	$1,511
Creator signing fees, noncurrent	3,284	15,239
Total creator signing fees	$5,523	$16,750
5. Creator Advances, Net
Creator advances are incentives that are offered by the Company which provide the creator with funds in advance of the event. These are subsequently recovered by withholding amounts due to the Company from the sale of tickets for the event until the creator payment has been fully recovered.
The write-offs and other adjustments for the six months ended June 30, 2021 include estimated future losses in consideration of the COVID-19 pandemic. The following table summarizes the activity in creator advances for the periods indicated (in thousands):

	Three Months Ended June 30,
	2021	2020
Balance, beginning of period	$4,355	$14,462
Creator advances paid	75	20
Creator advances recouped	(760)	(391)
Write-offs and other adjustments	—	(2,673)
Balance, end of period	$3,670	$11,418

	Six Months Ended June 30,
	2021	2020
Balance, beginning of period	$6,651	$23,204
Creator advances paid	75	7,666
Creator advances recouped	(1,960)	(6,753)
Write-offs and other adjustments	(1,096)	(12,699)
Balance, end of period	$3,670	$11,418
Creator advances, net are classified as follows on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	June 30, 2021	June 30, 2020
Creator advances, net	$3,670	$10,532
Creator advances, noncurrent	—	886
Total creator advances	$3,670	$11,418

6. Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	June 30, 2021	December 31, 2020
Capitalized internal-use software development costs	$50,022	$49,202
Furniture and fixtures	1,296	3,594
Computers and computer equipment	6,884	6,926
Leasehold improvements	4,855	7,690
Finance lease right-of-use assets	605	607
Property and equipment	63,662	68,019
Less: Accumulated depreciation and amortization	(55,497)	(56,445)
Property and equipment, net	$8,165	$11,574
The Company recorded the following amounts related to depreciation of fixed assets and capitalized internal-use software development costs during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation expense	$491	$977	$1,170	$2,491
Amortization of capitalized internal-use software development costs	1,495	2,118	3,326	4,207
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
The components of operating lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease costs	$1,385	$2,013	$3,184	$3,894
Sublease income	(232)	(1,047)	(1,315)	(2,042)
Total operating lease costs, net	$1,153	$966	$1,869	$1,852
As of June 30, 2021, the Company's operating leases had a weighted-average remaining lease term of 4.3 years and a weighted-average discount rate of 3.2%. Operating lease right-of-use assets obtained in exchange for operating lease obligations were $0.2 million in the six months ended June 30, 2021.

As of June 30, 2021, maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
The remainder of 2021	$1,833
2022	3,650
2023	3,540
2024	2,257
2025	2,016
Thereafter	840
Total operating lease payments	14,136
Less: Imputed interest	(920)
Total operating lease liabilities	$13,216
Reconciliation of lease liabilities as shown in the consolidated balance sheets
Operating lease liabilities, current	$3,304
Operating lease liabilities, noncurrent	9,912
Total operating lease liabilities	$13,216

8. Debt
The Company adopted ASU 2020-06, effective January 1, 2021 which resulted in decreased non-cash interest expense on the 5.000% convertible senior notes due 2025 (the 2025 Notes) due to the elimination of the discount associated with the equity component.
As of June 30, 2021, long-term debt consisted of the following (in thousands):

	Convertible Notes (2026 Notes)	Convertible Notes (2025 Notes)	Total
Outstanding principal balance	$212,750	$150,000	$362,750
Less: Debt issuance costs	(5,435)	(4,763)	(10,198)
Carrying amount, long-term debt	$207,315	$145,237	$352,552

As of December 31, 2020, long-term debt consisted of the following (in thousands):

	Term Loans	Convertible Notes (2025 Notes)	Total
Outstanding principal balance	$125,000	$150,000	$275,000
Payment in kind interest	6,784	—	6,784
Less: Unamortized discount	(22,387)	(43,973)	(66,360)
Less: Debt issuance costs	(5,156)	(3,638)	(8,794)
Carrying amount, long-term debt	$104,241	$102,389	$206,630

The net carrying amount of the equity component of the convertible senior notes as of June 30, 2021 and as of December 31, 2020 was as follows (in thousands):

	Convertible Notes (2025 Notes)
	June 30, 2021	December 31, 2020
Proceeds allocated to the conversion option	$—	$47,250
Less: issuance costs	—	(1,798)
Carrying amount of the equity component	$—	$45,452

The following tables set forth the total interest expense recognized related to the term loans and the convertible notes for three and six months ended June 30, 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash interest expense	$2,274	$896	$5,242	$896
Payment in kind interest	—	1,240	2,178	1,240
Amortization of debt discount	—	1,205	1,750	1,205
Amortization of debt issuance costs	476	243	1,155	243
Total interest expense	$2,750	$3,584	$10,325	$3,584

Term Loans
On March 11, 2021, the Company repaid all borrowings outstanding under the Credit Agreement, dated as of May 9, 2020 (and as amended on June 15, 2020), by and among the Company, FP EB Aggregator, L.P. (FP) and Wilmington Trust, National Association, as the administrative agent (the May 2020 credit agreement), and subsequently terminated the May 2020 credit agreement. In connection with the early termination of the borrowings outstanding under the May 2020 credit agreement, the Company paid $153.2 million, which consisted of $125.0 million in principal payments, a $18.2 million make-whole premium, $9.0 million payment in kind interest and $1.0 million of accrued cash interest.
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
The Company recorded a loss on debt extinguishment of $50.0 million during six months ended June 30, 2021. The loss primarily related to the write-off of unamortized debt discount and issuance costs of $31.8 million and a $18.2 million make-whole premium.
During the six months ended June 30, 2021, the Company recorded $2.2 million payment in kind interest, $2.2 million amortization of debt discount and issuance costs, and $1.0 million cash interest. During the six months ended June 30, 2020, the Company recorded $1.2 million payment in kind interest, $1.2 million amortization of debt discount and issuance costs, and $0.6 million cash interest.
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
The effective interest rate of the 2025 Notes is 5.8%. During the six months ended June 30, 2021, the Company recorded cash interest of $3.7 million, and amortization of debt issuance costs of $0.5 million. During the six months ended June 30, 2020, the Company recorded cash interest of $0.3 million, and amortization of debt discount and issuance costs of $0.3 million.
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
As of June 30, 2021, the total estimated fair value of the 2025 Notes was approximately $262.2 million. The fair value was determined based on the closing trading price per $100 of the 2025 Notes as of the last available day of trading for the period. The fair value of the 2025 Notes is primarily affected by the trading price of our Class A common stock and market interest rates. The fair value of the 2025 Notes is considered a Level 2 input in the fair value hierarchy, as they are not actively traded.
2026 Notes
In March 2021, the Company issued $212.75 million aggregate principal amount of 0.750% convertible senior notes due 2026 (the 2026 Notes) in a private offering to qualified institutional buyers, inclusive of the initial purchaser's exercise in full of its option to purchase additional notes. The 2026 Notes bear interest at a fixed rate of 0.750% per year. Interest is payable in cash semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. The 2026 Notes mature on September 15, 2026 unless earlier repurchased, redeemed or converted. The total net proceeds from the 2026 Notes, after deducting debt issuance costs of $5.7 million, was $207.0 million.

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
In accounting for the issuance of the 2026 Notes, total issuance costs of $5.7 million related to the 2026 Notes are being amortized to interest expense over the term of the 2026 Notes using the effective interest rate method.
The effective interest rate of the 2026 Notes is 1.3%. During the six months ended June 30, 2021, the Company recorded cash interest of $0.5 million, and amortization of debt issuance costs of $0.3 million.
As of June 30, 2021, the total estimated fair value of the 2026 Notes was approximately $209.5 million. The fair value was determined based on the closing trading price per $100 of the 2026 Notes as of the last available day of trading for the period. The fair value of the 2026 Notes is primarily affected by the trading price of our Class A common stock and market interest rates. The fair value of the 2026 Notes is considered a Level 2 input in the fair value hierarchy, as they are not actively traded.

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
9. Goodwill and Acquired Intangible Assets, Net
The carrying amounts of the Company's goodwill was $174.4 million as of June 30, 2021 and December 31, 2020.
During the six months ended June 30, 2021, the Company determined that conditions resulting from the COVID-19 pandemic warranted an interim assessment of the carrying amount of goodwill; however, the Company concluded no impairment of the carrying value of goodwill was required.
Acquired intangible assets consisted of the following (in thousands):

	June 30, 2021
	Cost	Accumulated Amortization	Net Book Value
Developed technology	$22,396	$19,604	$2,792
Customer relationships	74,884	40,945	33,939
Tradenames	1,650	1,616	34
Acquired intangible assets, net	$98,930	$62,165	$36,765

	December 31, 2020
	Cost	Accumulated Amortization	Net Book Value
Developed technology	$22,396	$19,194	$3,202
Customer relationships	74,884	35,800	39,084
Tradenames	1,650	1,603	47
Acquired intangible assets, net	$98,930	$56,597	$42,333
The following tables set forth the amortization expense recorded related to acquired intangible assets for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of net revenue	$206	$12	$409	$34
Sales, marketing and support	2,577	2,588	5,146	5,176
General and administrative	6	—	12	—
Total amortization of acquired intangible assets	$2,789	$2,600	$5,567	$5,210

As of June 30, 2021, the total expected future amortization expense of acquired intangible assets by year is as follows (in thousands):

The remainder of 2021	5,649
2022	9,209
2023	8,593
2024	8,300
2025	5,014
Thereafter	—
Total expected future amortization expense	$36,765

10. Commitments and Contingencies
The Company's principal commitments consist of obligations under the 2025 Notes and 2026 Notes (including principal and coupon interest), operating leases for office space, future creator signing fees and creator advances, as well as non-cancellable purchase commitments.
During the six months ended June 30, 2021, the Company issued the 2026 Notes, which consisted of $212.75 million aggregate principal amount of 0.750% convertible senior notes due 2026 in a private offering. As of June 30, 2021, the Company's contractual obligation to settle commitments related to the principal amount of 2026 Notes is $212.75 million for the year ended December 31, 2026. Other than as described above, there were no material changes outside the Company's normal course of business in its commitments under contractual obligations from those disclosed in the 2020 Form 10-K.
The following table summarizes the Company's contractual obligation to settle commitments related to the 2026 Notes and 2025 Notes as of June 30, 2021 (in thousands):

	Payments due by Year
	Total	2021	2022	2023	2024	2025	Thereafter
Convertible Senior Notes Due 2026	$212,750	$—	$—	$—	$—	$—	$212,750
Interest obligations on 2026 Notes (1)	8,780	820	1,591	1,591	1,596	1,591	1,591
Convertible Senior Notes Due 2025	150,000	—	—	—	—	150,000	—
Interest obligations on 2025 Notes (1)	33,750	3,750	7,500	7,500	7,500	7,500	—
(1) The 2026 Notes and 2025 Notes bear interest at a fixed rate of 0.750% and 5.000% per year, respectively.

Litigation and Loss Contingencies
In addition to the litigation discussed below, from time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, breach of contract claims, tax and other matters. Future litigation may be necessary to defend the Company or its creators.
The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
The Company accrues estimates for resolution of legal and other contingencies when losses are probable and estimable. The Company's assessment of losses is re-evaluated each accounting period and is based on all available information, including impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to each case. Nevertheless, it is possible that additional future legal costs including settlements, judgments, legal fees and other related defense costs could have a material adverse effect on the Company’s business, consolidated financial position, results of operations or liquidity.
The matters discussed below summarize the Company’s current ongoing pending litigation.

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
Securities Litigation
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

During the three months ended June 30, 2021, the Company increased its estimated liability recorded related to the securities litigation described above to $7.5 million, which amount was included in "other accrued liabilities" in the accompanying condensed consolidated balance sheets as of June 30, 2021. While the Company continues to believe that the Federal Action and State Action are without merit and is prepared to vigorously defend them, the ultimate resolution could result in a loss in excess of the accrued amount. At this time, the Company believes there is a reasonable possibility that a settlement as high as $8.5 million in excess of the accrued amount may exist. However, the actual loss may be higher. The final outcome is dependent on many variables that are difficult to predict and the ultimate cost associated with these actions may be materially different than the current estimate of reasonably possible loss and the accrued amount and could have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows. There can be no assurance as to the timing or the terms of any final outcome in these matters.
Commercial Contract Litigation
On June 18, 2020, the Company filed a Complaint in the United States District Court for the Northern District of California against M.R.G. Concerts Ltd. (MRG) and Matthew Gibbons (Gibbons), asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory judgment, unfair competition, and common counts under California law, arising out of MRG and Gibbons’s termination of certain contracts with the Company and their refusal to make various payments to the Company required by those contracts. MRG asserted counterclaims against Eventbrite for breach of one of the contracts in issue, as well as for breach of the implied covenant of good faith and fair dealing, unfair competition, and declaratory judgment. On October 1, 2020, Eventbrite moved to dismiss MRG’s counterclaims and certain of MRG and Gibbons’s affirmative defenses. The Court denied Eventbrite’s motion. Fact discovery has closed, and the case will proceed to expert discovery and dispositive motions. The Company cannot presently predict the likelihood of success.
Tax Matters
The Company is currently under audit in certain jurisdictions with regard to indirect tax matters. The Company establishes reserves for indirect tax matters when it determines that the likelihood of a loss is probable, and the loss is reasonably estimable. Accordingly, the Company has established a reserve for the potential settlement of issues related to sales and other indirect taxes in the amount of $10.0 million and $13.6 million as of June 30, 2021 and December 31, 2020, respectively. These amounts, which represent management’s best estimates of its potential liability, include potential interest and penalties of $1.4 million and $1.5 million as of June 30, 2021 and December 31, 2020, respectively.
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
As of June 30, 2021, there were 8,629,715 and 4,774,716 options issued and outstanding under the 2010 Plan and 2018 Plan, respectively (collectively, the Plans), and 9,076,098 shares of Class A common stock were available for grant under the 2018 Plan.
Stock options granted typically vest over a four-year period from the date of grant. Options awarded under the Plans may be granted at an exercise price per share not less than the fair value at the date of grant and are exercisable up to ten years.
Stock Option Activity
Stock option activity for the six months ended June 30, 2021 is presented below:

	Outstanding options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2020	13,675,252	9.82	6.4	113,499
Granted	826,951	21.74
Exercised	(1,036,054)	7.52
Cancelled	(61,718)	10.77
Balance at June 30, 2021	13,404,431	10.73	6.2	113,366
Vested and exercisable as of June 30, 2021	9,094,387	9.38	5.1	87,799
Vested and expected to vest as of June 30, 2021	13,146,375	10.66	6.2	111,871
The aggregate intrinsic value in the table above represents the difference between the fair value of common stock and the exercise price of outstanding, in-the-money stock options at June 30, 2021.
As of June 30, 2021, the total unrecognized stock-based compensation expense related to stock options outstanding was $29.0 million, which will be recognized over a weighted-average period of 2.5 years. The weighted-average fair value of stock options granted was $12.67 for the six months ended June 30, 2021.

Restricted Stock Units Activity
Restricted stock activity for the six months ended June 30, 2021 is presented below:

	Outstanding RSUs and RSAs	Weighted-average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance at December 31, 2020	3,765,926	14.16	1.4	68,164
Awarded	2,401,407	21.67
Released	(902,104)	14.03
Cancelled	(421,001)	15.61
Balance at June 30, 2021	4,844,228	17.78	1.5	92,040
Vested and expected to vest as of June 30, 2021	4,202,417	17.59	1.4	79,846
As of June 30, 2021, the total unrecognized stock-based compensation expense related to RSUs outstanding was $67.3 million, which will be recognized over a weighted-average period of 3.0 years.
Stock-based Compensation Expense
Stock-based compensation expense recognized in connection with stock options, RSUs and the employee stock purchase plan during the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of net revenue	$279	$207	$539	$630
Product development	4,299	3,366	8,257	7,055
Sales, marketing and support	1,374	901	2,734	2,332
General and administrative	6,371	5,137	12,156	10,416
Total	$12,323	$9,611	$23,686	$20,433
The Company capitalized $0.2 million and $0.3 million of share-based compensation expense related to capitalized software costs during the three and six months ended June 30, 2021, respectively, compared to $0.1 million and $0.5 million during the three and six months ended June 30, 2020 respectively.
12. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. As the Company had net losses for the quarters ended June 30, 2021 and 2020, all potentially issuable shares of common stock were determined to be anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(20,540)	$(38,584)	$(105,431)	$(185,060)
Weighted-average shares used in computing net loss per share, basic and diluted	93,899	88,410	93,393	87,174
Net loss per share, basic and diluted	$(0.22)	$(0.44)	$(1.13)	$(2.12)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect (in thousands):

	June 30, 2021	June 30, 2020
Stock-options to purchase common stock	13,404	14,414
Shares related to convertible senior notes	19,538	11,909
Restricted stock units	4,844	4,288
ESPP	51	—
Total shares of potentially dilutive securities	37,837	30,611

Prior to January 1, 2021, the Company used the treasury stock method for calculating any potential dilutive effect of the conversion spread on net loss per share, if applicable. After the adoption of ASU 2020-06, the Company used the if-converted method for calculating any potential dilutive effect of its convertible senior notes for the three and six months ended June 30, 2021. The potential impact upon the conversion of the convertible senior notes were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2021 because their effect would have been anti-dilutive.
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
13. Income Taxes

The Company recorded an income tax expense of $0.1 million and $0.6 million for the three and six months ended June 30, 2021, respectively, compared to an income tax benefit of $1.0 thousand and expense of $0.1 million for the three and six months ended June 30, 2020, respectively. The increase was primarily attributable to changes in our year over year taxable earnings mix.
The differences in the tax provision and benefit for the periods presented and the U.S. federal statutory rate is primarily due to foreign taxes in profitable jurisdictions and the recording of a full valuation allowance on our net deferred tax assets in certain jurisdictions including the United States.

The Company applies the discrete method provided in ASC 740 to calculate its interim tax provision.
14. Geographic Information

The following table presents the Company's total net revenue by geography based on the currency of the underlying transaction (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$36,219	$6,250	$56,356	$41,626
International	10,092	2,144	17,773	15,854
Total net revenue	$46,311	$8,394	$74,129	$57,480

No individual country, included in International net revenue, represents more than 10% of the total consolidated net revenue for any of the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (2020 Form 10-K) filed with the United States Securities and Exchange Commission (SEC) on March 1, 2021. In addition to historical condensed consolidated financial information, the following discussion and analysis contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our 2020 Form 10-K and this Quarterly Report on Form 10-Q. References herein to "Eventbrite," "the Company," "we," "us" or "our" refer to Eventbrite, Inc. and its subsidiaries, unless the context requires otherwise.
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
We have begun to see increases in in-person events and ticket sales throughout the six months ended June 30, 2021, with creators of smaller and more-frequent events leading the recovery. Focusing in on frequent creators, paid ticket volume for that group more than tripled from a year ago and rose 52% quarter-over-quarter. To support the needs of frequent creators we are reframing the Eventbrite product experience around the creator rather than the event. This means simplifying the event-creation workflow, introducing enhancements to the creator dashboard, and streamlining multiple-event management and reporting, making analysis easier and more actionable. As creators rebuild their businesses, we have introduced new tools and services like fully integrated Zoom capabilities and a new Calendar tool that we believe have increased event awareness.
In May 2021, we launched Eventbrite Boost which provides tools to event creators to increase their following on social networks, like Instagram and YouTube, create branded emails and marketing materials, track ticket sales, and optimize and automate their advertising. Eventbrite Boost helps creators make informed marketing decisions to grow their businesses. Real-time dashboards deliver personalized recommendations on the best marketing campaigns to run and also provide direct insight into how their campaigns are performing.
The global COVID-19 pandemic has tested our mission, our company and event creators in unprecedented ways. While our net revenue and paid ticket volume improved during the second quarter of 2021 compared to the first quarter of 2021, we continue to experience a significant impact due to the COVID-19 pandemic and the social distancing and government mandates to restrict gatherings of people. Due to the COVID-19 pandemic, creators with published events in the remainder of 2021 may postpone or cancel these or other events. The COVID-19 pandemic is ongoing and significant uncertainty remains regarding the extent and duration of the impact that the COVID-19 pandemic will have on our business. The full extent to which COVID-19 impacts our business, results of operations and financial condition cannot be predicted at this time, and the impact of COVID-19 may persist for an extended period of time or become more pronounced.
In March 2021, we issued $212.75 million aggregate principal amount of 0.750% convertible senior notes due 2026 (2026 Notes) in a private offering, inclusive of the initial purchaser's exercise in full of its option to purchase additional notes. We used $153.2 million of the proceeds from this offering to repay in full the outstanding indebtedness under our May 2020 credit agreement and $18.5 million of the net proceeds from this offering to pay the cost of the 2026 Capped Calls transactions. We intend to use the remainder of the net proceeds from this offering for general corporate purposes.

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
Paid Ticket Volume
Our success in serving creators is measured in large part by the number of tickets sold on our platform that generate ticket fees, referred to as paid ticket volume. We consider paid ticket volume an important indicator of the underlying health of the business. The table below sets forth the paid ticket volume for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Paid Ticket Volume	16,016	4,691	26,248	26,928
Our paid ticket volume for events outside of the United States represented 34% and 40% of our total paid tickets in the three months ended June 30, 2021 and 2020, respectively, and 36% and 37% for the six months ended June 30, 2021 and 2020 respectively.
Adjusted EBITDA
Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes and in evaluating acquisition opportunities.
We calculate Adjusted EBITDA as net loss adjusted to exclude depreciation and amortization, stock-based compensation expense, interest expense, loss on debt extinguishment, employer taxes related to employee equity transactions, other income (expense), net, which consisted of interest income, foreign exchange rate gains and losses, and income tax provision (benefit). Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP.
The following table presents our Adjusted EBITDA for the periods indicated and a reconciliation of our Adjusted EBITDA to the most comparable GAAP measure, net loss, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net loss	$(20,540)	$(38,584)	$(105,431)	$(185,060)
Add:
Depreciation and amortization	4,772	5,700	10,064	11,909
Stock-based compensation	12,323	9,611	23,686	20,433
Interest expense	2,776	3,625	10,386	3,637
Loss on debt extinguishment	—	—	49,977	—
Employer taxes related to employee equity transactions	793	215	1,475	695
Other (income) expense, net	(526)	(1,186)	422	8,099
Income tax provision (benefit)	61	(1)	574	64
Adjusted EBITDA	$(341)	$(20,620)	$(8,847)	$(140,223)

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
Results of Operations
The following tables set forth our consolidated results of operations data and such data as a percentage of net revenue for the periods presented (in thousands):

Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$46,311	$8,394	$74,129	$57,480
Cost of net revenue	18,053	10,094	31,728	38,099
Gross profit	28,258	(1,700)	42,401	19,381
Operating expenses:
Product development	16,396	15,047	31,715	31,218
Sales, marketing and support	6,358	(3,073)	11,997	96,842
General and administrative	23,733	22,472	42,761	64,581
Total operating expenses	46,487	34,446	86,473	192,641
Loss from operations	(18,229)	(36,146)	(44,072)	(173,260)
Interest expense	(2,776)	(3,625)	(10,386)	(3,637)
Loss on debt extinguishment	—	—	(49,977)	—
Other income (expense), net	526	1,186	(422)	(8,099)
Loss before income taxes	(20,479)	(38,585)	(104,857)	(184,996)
Income tax provision (benefit)	61	(1)	574	64
Net loss	$(20,540)	$(38,584)	$(105,431)	$(185,060)

Consolidated Statements of Operations, as a percentage of net revenue	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	100%	100%	100%	100%
Cost of net revenue	39%	120%	43%	66%
Gross profit	61%	(20)%	57%	34%
Operating expenses:
Product development	35%	179%	43%	54%
Sales, marketing and support	14%	(37)%	16%	168%
General and administrative	51%	268%	58%	112%
Total operating expenses	100%	410%	117%	335%
Loss from operations	(39)%	(431)%	(59)%	(301)%
Interest expense	(6)%	(43)%	(14)%	(6)%
Loss on debt extinguishment	—%	—%	(67)%	—%
Other income (expense), net	1%	14%	(1)%	(14)%
Loss before income taxes	(44)%	(460)%	(141)%	(322)%
Income tax provision (benefit)	—%	—%	1%	—%
Net loss	(44)%	(460)%	(142)%	(322)%

Net Revenue
We generate revenues primarily from service fees and payment processing fees from the sale of paid tickets on our platform. We also derive a portion of revenues from a series of marketing services and tools that enable creators to market their events and increase reach to attendees. Our fee structure typically consists of a flat fee and a percentage of the price of each ticket sold by a creator. Revenue is recognized when control of promised goods or services is transferred to the creator, which for service fees and payment processing fees is when the ticket is sold. Net revenue excludes sales taxes and value added taxes (VAT) and is presented net of estimated customer refunds, chargebacks and amortization of creator signing fees.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands except percentages)
Net revenue	$46,311	$8,394	$37,917	452%	$74,129	$57,480	$16,649	29%
Total net revenue for the three and six months ended June 30, 2021 increased by $37.9 million or 452% and $16.6 million or 29%, respectively, compared to the three and six months ended June 30, 2020.
The increase in net revenue during the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to increase in our paid ticket volume. Paid tickets volume for the three months ended June 30, 2021 increased by 11.3 million or 241% due to rising vaccination rates and as COVID-19 restrictions continue to ease. Reported net revenue per paid ticket was $2.89 in the three months ended June 30, 2021 compared to $1.79 in the same period of 2020. The increase in net revenue per paid ticket in the three months ended June 30, 2021 was driven by the reduced impact of refunds per paid ticket reflecting a decrease in refunds due to COVID-related event cancellations.
The increase in net revenue during the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to decrease in refunds reserves of $19.4 million during the six months ended June 30, 2021, driven by the reduction in COVID-related event cancellations.

Cost of Net Revenue
Cost of net revenue consists of variable costs related to activities on our platform and fixed costs related to making our platform generally available. Our fixed costs consist primarily of expenses associated with the operation and maintenance of our platform, including website hosting fees and platform infrastructure costs, amortization of capitalized software development costs, onsite operations costs and allocated customer support costs. Cost of net revenue also includes the amortization expense related to our acquired developed technology assets, which may be incurred in future periods related to future acquisitions. Variable costs relate to creator activity and primarily consist of payment processing fees.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands except percentages)
Cost of net revenue	$18,053	$10,094	$7,959	79%	$31,728	$38,099	$(6,371)	(17)%
Percentage of total net revenue	39%	120%			43%	66%
Gross margin	61%	(20)%			57%	34%
Cost of net revenue for the three months ended June 30, 2021 increased by $8.0 million or 79% and decreased for the six months ended June 30, 2021 by $6.4 million or 17%, respectively, compared to the three and six months ended June 30, 2020.
The increase in cost of net revenue during the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to an increase of $10.0 million in payment processing costs in line with the increase in revenue from payment processing fees. These costs were offset primarily by $1.5 million decrease in allocated customer costs and field operations costs, driven by change in business strategy to self-service creators.
The decrease in cost of net revenue during the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to a $4.7 million decrease in allocated customer costs and field operations costs driven by change in business strategy to self-service creators.
Our gross margin improved during the three and six months ended June 30, 2021 compared to the same period in 2020 primarily due to increase in net revenue per paid ticket and cost savings related to reduction in workforce in April 2020.
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
Product development
Product development expenses consist primarily of costs associated with our employees in product development and product engineering activities. We expect our product development expenses to continue to increase in absolute dollars over the long term. In the near-term, we anticipate our product development expenses will increase as we focus on enhancing and expanding the capabilities of our platform. We also expect to continue investing in Eventbrite's infrastructure to enhance and support the development of new technologies. Over the long-term, we anticipate that product development expenses will decrease as a percentage of net revenue as our revenue recovers and grows and as we continue to expand our development staff in lower cost markets.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands except percentages)
Product development	$16,396	$15,047	$1,349	9%	$31,715	$31,218	$497	2%
Percentage of total net revenue	35%	179%			43%	54%
Product development expenses for the three and six months ended June 30, 2021 increased by $1.3 million or 9% and $0.5 million or 2%, respectively, compared to the three and six months ended June 30, 2020. The increase was primarily driven by employee-related costs including stock-based compensation.
Sales, marketing and support
Sales, marketing and support expenses consist primarily of costs associated with our employees involved in selling and marketing our products, public relations and communication activities and marketing programs. For our sales teams, this also includes commissions. Sales, marketing and support expenses are driven by investments to grow and retain creators and attendees on our platform. Additionally, we classify certain creator-related expenses, such as refunds of the ticket price paid by us on behalf of a creator as sales, marketing and support expense.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands except percentages)
Sales, marketing and support	$6,358	$(3,073)	$9,431	307%	$11,997	$96,842	$(84,845)	(88)%
Percentage of total net revenue	14%	(37)%			16%	168%
Sales and marketing expenses for the three months ended June 30, 2021 increased by $9.4 million or 307% and decreased for the six months ended June 30, 2021 by $84.8 million or 88%, respectively, compared to the three and six months ended June 30, 2020.
The increase in sales and marketing expenses during the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to changes to our chargebacks and refunds reserve. We reduced our chargebacks and refunds reserve by $5.0 million for the three months ended June 30, 2021 due to the continued resolution of our advanced payout exposure in comparison to a reduction of $18.1 during the three months ended June 30, 2020. This resulted in an overall increase to our chargebacks and refunds reserve of $13.1 million. This was primarily offset by reduction in severance costs and post-termination benefits of $3.4 million related to the reduction in workforce in April 2020.
The decrease in sales and marketing expense during the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to a decrease in chargebacks and refunds reserve of $68.5 million, largely attributable to the conditions and effects of the COVID-19 pandemic and our estimated losses from advanced payouts during 2020. Additionally, employee-related costs decreased by $11.8 million due to 59% lower headcount. The remainder of the decrease was driven by reduced marketing expenses due to a change in our business strategy on acquiring and retaining self-service creators, rather than creators who require significant customer support.

General and administrative
General and administrative expenses consist of personnel costs, including stock-based compensation, and professional fees for finance, accounting, legal, risk, human resources and other corporate functions. It also includes accruals for sales tax and VAT, as well as reserves and impairment charges related to creator upfront payments.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands except percentages)
General and administrative	$23,733	$22,472	$1,261	6%	$42,761	$64,581	$(21,820)	(34)%
Percentage of total net revenue	51%	268%			58%	112%
General and administrative expenses for the three and six months ended June 30, 2021 increased by $1.3 million or 6% and decreased $21.8 million or 34%, respectively, compared to the three and six months ended June 30, 2020.
The increase in general and administrative expenses during the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to a $3.7 million increase in accruals for existing litigation. This was offset by a decrease in creator upfront reserves due to the continued resolution of our exposure.
The decrease in general and administrative expense during the six months ended June 30, 2021 compared to the same period in 2020 was largely attributable to a $17.0 million decrease in creator upfront reserves due to the continued resolution of our exposure. The remainder of the decrease was primarily attributable to a $2.2 million decrease in certain indirect tax reserves due to statute of limitations lapses, and decrease in employee-related costs including severance costs and post-termination benefits related to the reduction in workforce in April 2020.
Interest Expense
In March 2021, we issued the 2026 Notes, which consisted of $212.75 million aggregate principal amount of 0.750% convertible senior notes due 2026. In June 2020, we issued $150.0 million aggregate principal amount of 5.000% senior notes due 2025.
Interest expense consists primarily of cash interest expense and amortization of debt discount and issuance costs on our term loans under the May 2020 credit agreement, 2025 Notes and 2026 Notes. The credit agreement entered into in May 2020 was terminated on March 11, 2021.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands except percentages)
Interest expense	$(2,776)	$(3,625)	$849	(23)%	$(10,386)	$(3,637)	$(6,749)	186%
Percentage of total net revenue	(6)%	(43)%			(14)%	(6)%
Interest expense for the three months ended June 30, 2021 decreased by $0.8 million or 23% and increased by $6.7 million or 186%, respectively, compared to the three and six months ended June 30, 2020.
The decrease in interest expense during the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to the term loans which were outstanding during the three months ended June 30, 2020 but were repaid in the first quarter of 2021.
The increase in interest expense during the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to a $3.6 million increase in interest on the 2025 Notes and a $2.3 million increase in interest on term loans. The 2025 Notes incurred interest for approximately one month in 2020 compared to six months in 2021. The term loans incurred interest for approximately one month in 2020 compared to three months in 2021.

Loss on debt extinguishment
In March 2021, we repaid in full the outstanding indebtedness under our May 2020 credit agreement by making payments of $125.0 million of principal, a $18.2 million make-whole premium, $9.0 million payment in kind interest and $1.0 million of accrued interest.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Loss on debt extinguishment	—	—	—	—%	$(49,977)	—	$(49,977)	100%
Percentage of total net revenue	—%	—%			(67)%	—%
We recorded a loss on debt extinguishment of $50.0 million during six months ended June 30, 2021. The loss primarily related to the write-off of unamortized debt discount and issuance costs of $31.8 million and make-whole premiums of $18.2 million. Unamortized debt discounts primarily related to 2,599,174 shares of Class A common stock issued to the FP EB Aggregator, L.P. for a purchase price of $0.01 per share. We accounted for these shares at fair value and recorded $27.4 million as debt discount at issuance. The remaining unamortized discounts and issuance costs relate to the cash costs incurred during the issuance of the term loan.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and foreign exchange rate remeasurement gains and losses recorded from consolidating our subsidiaries each period-end. The primary driver of our other income (expense), net is fluctuation in the value of the U.S. dollar against the local currencies of our foreign subsidiaries.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands except percentages)
Other income (expense), net	$526	$1,186	$(660)	(56)%	$(422)	$(8,099)	$7,677	(95)%
Percentage of total net revenue	1%	14%			(1)%	(14)%
The decrease in other income during the three months ended June 30, 2021 compared to the same period of 2020 was driven by foreign currency rate measurement fluctuations. We recognized lower foreign currency rate measurement gains during the three months ended June 30, 2021, as a result of the strengthening of the U.S. dollar compared to the other currencies in which we operate and process transactions.
The decrease in other expense during the six months ended June 30, 2021 compared to the same period of 2020 was driven by foreign currency rate measurement fluctuation. We recognized foreign currency rate remeasurement losses during the six months ended June 30, 2020, as a result of the strengthening of the U.S. dollar compared to the currencies with which we operate and process transactions.
Income Tax Provision (Benefit)
Income tax provision consists primarily of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. The differences in the tax provision and benefit for the periods presented and the U.S. federal statutory rate is primarily due to foreign taxes in profitable jurisdictions and the recording of a full valuation allowance on our deferred tax assets in certain jurisdictions including the United States. We apply the discrete method provided in ASC Topic 740 to calculate our interim tax provision.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands except percentages)
Income tax provision (benefit)	$61	$(1)	$62	*	$574	$64	$510	797%
Percentage of total net revenue	—%	—%			1%	—%
________
* Not meaningful

The provision for income taxes for the three and six months ended June 30, 2021 increased by $0.1 million and $0.5 million, respectively, compared to the three and six months ended June 30, 2020. The increase was primarily attributable to changes in our year over year taxable earnings mix.
Liquidity and Capital Resources
As of June 30, 2021, we had cash and cash equivalents of $685.4 million. Our cash and cash equivalents includes bank deposits and money market funds held by financial institutions and is held for working capital purposes. Collectively, our cash and cash equivalents balances represent a mix of cash that belongs to us and cash that is due to creators. The amounts due to creators, which were $347.1 million as of June 30, 2021, are captioned on our consolidated balance sheets as accounts payable, creators. Although creator cash is legally unrestricted, we do not utilize creator cash for our own financing or investing activities as the amounts are payable to creators on a regular basis. As of June 30, 2021, approximately 24% of our cash was held outside of the United States. The cash was held primarily on behalf of, and to be remitted to, creators and to fund our foreign operations. We do not expect to incur significant taxes related to these amounts.
In March 2021, we completed a private offering of the 2026 Notes and received aggregate net proceeds of $207.0 million after deducting the initial purchaser's discounts and commissions and debt issuance costs of $5.7 million. In connection with the offering of the 2026 Notes, we entered into capped call transactions with certain financial institutions. We used $153.2 million of the proceeds from this offering to repay in full the outstanding indebtedness under our May 2020 credit agreement and $18.5 million of the net proceeds from the offering to pay the cost of the 2026 Capped Calls. We intend to use the remainder of the net proceeds from the offering for general corporate purposes. See Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information about the 2026 Notes and 2026 Capped Calls.
In the second quarter of 2021, we relaunched advanced payouts to paid creators who qualify and accept our terms and conditions. As of June 30, 2021, advanced payouts outstanding was approximately $264.2 million including $45.0 million of advanced payouts issued since the third quarter of 2020, when we resumed the advanced payout program on a limited basis.
The terms of our standard merchant agreement obligate creators to repay us for ticket sales advanced under such circumstances. However, we may not be able to recover our losses from these events, and COVID-19 has increased the likelihood that we will not recover these losses. Such unrecoverable amounts could equal up to the value of the ticket sales or amounts settled to the creator prior to the event that has been postponed or cancelled or is otherwise disputed. We record estimates for losses related to chargebacks and refunds of the face value of tickets based on various factors, including the amounts paid and outstanding to creators in conjunction with the advanced payout program, the size and nature of future events, the remaining time to event date, and actual chargeback and refund activity during the current year. Due to the nature of the COVID-19 pandemic and the limited amount of currently available data, there is a high degree of uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our recorded reserves in the future to reflect our best estimates of future outcomes, and we may pay in cash a portion of, all of, or a greater amount than the $23.5 million provision recorded as of June 30, 2021.
Previously we made payments of our funds to creators to provide the creator with short-term liquidity in advance of ticket sales. These amounts are recovered by us as tickets are sold by the respective creator, and are typically expected to be recovered within 12 months of the payment date. We maintain an allowance for estimated creator advances that are not recoverable and present the creator advances balances net on our condensed consolidated balance sheets. Creator advances, net were $3.7 million and $6.7 million as of June 30, 2021 and December 31, 2020, respectively.
We believe that our existing cash, including proceeds from the 2025 Notes and 2026 Notes, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect.

Cash Flows
Our cash flow activities were as follows for the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$132,572	$(124,403)
Investing activities	(875)	(3,768)
Financing activities	47,032	254,324
Net increase in cash, cash equivalents and restricted cash	$178,729	$126,153

Comparison of Six Months Ended June 30, 2021 and 2020
Cash Flows from Operating Activities
The net cash provided by operating activities of $132.6 million for the six months ended June 30, 2021 was due primarily to a net loss of $105.4 million, as well as adjustments for non-cash expenses including: $50.0 million loss on debt extinguishment of the term loans, $23.7 million stock-based compensation expense, $10.1 million depreciation and amortization, $5.1 million non-cash interest expense, $3.2 million impairment charges related to creator advances and creator signing fees and $2.5 million reduction in reserves for chargebacks and refunds. Net loss was also adjusted for the changes in our operating assets and liabilities primarily consisting of a $155.9 million increase in accounts payable to creators, $9.0 million payment in kind interest paid, and the effect of changes in working capital and other carrying balances that resulted in cash inflows of $1.3 million.
The net cash used in operating activities of $124.4 million for the six months ended June 30, 2020 was due primarily to a net loss of $185.1 million with adjustments for $84.5 million provision for chargebacks and refunds, $8.2 million impairment charges related to creator advances and creator signing fees, $20.4 million stock-based compensation expense, $16.2 million provision for bad debt and creator advances, $11.9 million depreciation and amortization, $5.3 million amortization of creator signing fees, $3.9 million non-cash operating lease expense, $2.2 million loss on disposal of assets and $1.4 million accretion of debt discounts and issuance costs. Additionally, the changes in our operating assets and liabilities consisted of a decrease of $104.6 million accounts payable to creators, $21.3 million cash paid for refunds and chargebacks, $7.0 million other accrued liabilities, $3.9 million cash paid for creator signing fees, $4.9 million cash paid for operating lease liabilities and $4.6 million accrued taxes, partially offset by a decrease of $49.2 million funds receivable, $1.4 million accounts payable, trade and $2.0 million prepaid expenses and other current assets.
Cash Flows from Investing Activities
The net cash used in investing activities of $0.9 million for the six months ended June 30, 2021 consisted of $0.5 million capitalized internal-use software development costs and $0.3 million purchases of property and equipment.
The net cash used in investing activities of $3.8 million for the six months ended June 30, 2020 consisted of $2.5 million capitalized software development costs and $1.2 million purchases of property and equipment.
Cash Flows from Financing Activities
The net cash provided by financing activities of $47.0 million during the six months ended June 30, 2021 was primarily due to $207.0 million proceeds from issuing the 2026 Notes, net of issuance costs, and $7.8 million proceeds from the exercise of stock options, offset by $143.2 million repayment of term loans including prepayment premium, $18.5 million purchase of the 2026 Capped Calls and $6.6 million taxes paid related to net share settlement of equity awards.
The net cash provided by financing activities of $254.3 million during the six months ended June 30, 2020 was primarily due to $260.8 million proceeds from issuing the term loans and 2025 Notes, net of issuance costs, and $11.5 million proceeds from the exercise of stock options, partially offset by $15.6 million purchase of the 2025 Capped Calls in connection with the issuance of the 2025 Notes and $2.8 million taxes paid related to net share settlement of equity awards.

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

Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements and did not have any such arrangements as of June 30, 2021.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
As of June 30, 2021 our 2025 Notes and 2026 Notes were outstanding, both of which are subject to fixed annual interest charges. We have therefore no financial or economic exposure associated with changes in interest rates. However, the fair value of these financial instruments may fluctuate when interest rates change or can be affected when the market price of our Class A common stock fluctuates. We carry the convertible senior notes at face value less unamortized issuance cost on our balance sheet, and we present the fair value for required disclosure purposes only.
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
Based on that evaluation, the principal executive officer and the principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required for disclosure in reports filed or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to Company management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

For the fiscal year beginning January 1, 2021, we have elected to early adopt new accounting guidance that was recently released that simplifies the accounting for convertible debt that may be settled in cash. As a result, we have recorded the Convertible Notes entirely as a liability on our balance sheet, net of issuance costs incurred, with interest expense reflecting the cash coupon plus the amortization of the capitalized issuance costs. Additionally, the new guidance modifies the treatment of convertible debt securities that may be settled in cash or shares by requiring the use of the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the Convertible Notes were converted solely into shares of Class A common stock at the beginning of the reporting period, unless the result would be anti-dilutive. In addition, in the future, we may, in our sole discretion, irrevocably elect to settle the conversion value of the Convertible Notes in cash up to the principal amount being converted. Following such an irrevocable election, if the conversion value of the Convertible Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share by assuming that all of the Convertible Notes were converted at the beginning of the reporting period and that we issued shares of our Class A common stock to settle the excess, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share.

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

There were no sales of unregistered equity securities during the three and six months ended June 30, 2021 that were not previously reported on a Current Report on Form 8-K.

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

Eventbrite, Inc.

August 5, 2021	By:	/s/ Julia Hartz
Julia Hartz
Chief Executive Officer
(Principal Executive Officer)

August 5, 2021	By:	/s/ Charles Baker
Charles Baker
Chief Financial Officer
(Principal Financial Officer)

August 5, 2021	By:	/s/ Xiaojing Fan
Xiaojing Fan
Chief Accounting Officer
(Principal Accounting Officer)