Form 10-Q
period 2021-09-30
Eventbrite, Inc.
filed 2021-10-28
CIK 1475115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
535 Mission Street, 8th floor,
San Francisco, CA 94105
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 21, 2021, 76,278,294 shares of Registrant's Class A common stock and 18,730,951 shares of Registrant's Class B common stock were outstanding.

EVENTBRITE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "appears," "shall," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements related to the impacts of the COVID-19 global health pandemic, including its impact on us, our operations, or our future financial or operational results; the recovery from the COVID-19 global health pandemic, including the impact of vaccines, the removal of restrictions on in-person events, the market response to the recovery, our expectations regarding the timing of recovery of paid ticket volumes and event creator and event attendees’ behavior in relation to the recovery; statements regarding our convertible senior notes, including the intended use of the net proceeds; statements about our future financial performance, including our revenue, costs of revenue and operating expenses; our anticipated growth and growth strategies and our ability to effectively manage that growth; our ability to achieve and grow profitability; our advance payout program; the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs; our predictions about industry and market trends; our ability to attract and retain creators; our ability to successfully operate internationally; our ability to attract and retain employees; our ability to comply with modified or new laws and regulations applying to our business; and our ability to successfully defend litigation brought against us and the potential effect of any current litigation on our business, financial position, results of operations or liquidity.
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors, including those described in the section titled "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021 and this Quarterly Report on Form 10-Q. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

EVENTBRITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$667,868	$505,756
Funds receivable	19,203	10,807
Accounts receivable, net	1,361	458
Creator signing fees, net	1,739	3,657
Creator advances, net	2,182	6,651
Prepaid expenses and other current assets	20,566	9,804
Total current assets	712,919	537,133
Restricted cash	1,777	2,674
Creator signing fees, noncurrent	2,617	5,838
Property and equipment, net	7,564	11,574
Operating lease right-of-use assets	10,270	13,886
Goodwill	174,388	174,388
Acquired intangible assets, net	33,946	42,333
Other assets	1,805	7,859
Total assets	$945,286	$795,685
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, creators	$327,595	$191,134
Accounts payable, trade	823	1,903
Chargebacks and refunds reserve	22,979	33,225
Accrued compensation and benefits	9,212	3,980
Accrued taxes	6,758	2,992
Operating lease liabilities	3,316	4,940
Other accrued liabilities	29,909	8,362
Total current liabilities	400,592	246,536
Accrued taxes, noncurrent	12,130	14,234
Operating lease liabilities, noncurrent	9,029	11,517
Long-term debt	353,069	206,630
Other liabilities	8	1,196
Total liabilities	774,828	480,113
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized; 94,832,006 shares issued and outstanding as of September 30, 2021; 92,654,785 shares issued and outstanding as of December 31, 2020	1	1
Additional paid-in capital	887,192	913,115
Accumulated deficit	(716,735)	(597,544)
Total stockholders’ equity	170,458	315,572
Total liabilities and stockholders’ equity	$945,286	$795,685

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$53,367	$21,868	$127,496	$79,348
Cost of net revenue	18,238	11,231	49,966	49,330
Gross profit	35,129	10,637	77,530	30,018
Operating expenses
Product development	16,678	11,540	48,393	42,758
Sales, marketing and support	11,360	(5,011)	23,357	91,831
General and administrative	18,319	15,845	61,080	80,426
Total operating expenses	46,357	22,374	132,830	215,015
Loss from operations	(11,228)	(11,737)	(55,300)	(184,997)
Interest expense	(2,814)	(10,284)	(13,200)	(13,921)
Loss on debt extinguishment	—	—	(49,977)	—
Other income (expense), net	(2,460)	2,837	(2,882)	(5,262)
Loss before income taxes	(16,502)	(19,184)	(121,359)	(204,180)
Income tax provision (benefit)	311	243	885	307
Net loss	$(16,813)	$(19,427)	$(122,244)	$(204,487)
Net loss per share, basic and diluted	$(0.18)	$(0.21)	$(1.30)	$(2.31)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	94,462	90,973	93,794	88,441

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock-Class A		Common Stock-Class B		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	69,475,511	$1	23,179,274	$—	$913,115	$(597,544)	$315,572
Cumulative effect adjustment upon adoption of ASU 2020-06[1]	—	—	—	—	(45,452)	3,053	(42,399)
Issuance of common stock upon exercise of stock options	589,978	—	—	—	4,680	—	4,680
Issuance of restricted stock awards	4,137	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	386,894	—	—	—	—	—	—
Shares withheld related to the net share settlement	(140,325)	—	—	—	(2,611)	—	(2,611)
Conversion of common stock from Class B to Class A	2,702,492	—	(2,702,492)	—	—	—	—
Purchase of 2026 Capped Calls on 2026 Notes	—	—	—	—	(18,509)	—	(18,509)
Stock-based compensation	—	—	—	—	11,450	—	11,450
Net loss	—	—	—	—	—	(84,891)	(84,891)
Balance at March 31, 2021	73,018,687	$1	20,476,782	$—	$862,673	$(679,382)	$183,292
Issuance of common stock upon exercise of stock options	446,032	—	—	—	3,111	—	3,111
Cancellation of restricted stock awards	(73,829)	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	517,686	—	—	—	—	—	—
Shared withheld related to the net share settlement	(170,698)	—	—	—	(3,981)	—	(3,981)
Issuance of common stock for ESPP Purchase	52,227	—	—	—	730	—	730
Conversion of common stock from Class B to Class A	1,741,362	—	(1,741,362)	—	—	—	—
Stock-based compensation	—	—	—	—	12,508	—	12,508
Net loss	—	—	—	—	—	(20,540)	(20,540)
Balance at June 30, 2021	75,531,467	$1	18,735,420	$—	$875,041	$(699,922)	$175,120
Issuance of common stock upon exercise of stock options	285,502	—	—	—	2,460	—	2,460
Issuance of restricted stock awards	5,063	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	430,127	—	—	—	—	—	—
Shares withheld related to net share settlement	(155,573)	—	—	—	(2,767)	—	(2,767)
Conversion of common stock from Class B to Class A	4,469	—	(4,469)	—	—	—	—
Stock-based compensation	—	—	—	—	12,458	—	12,458
Net loss	—	—	—	—	—	(16,813)	(16,813)
Balance at September 30, 2021	76,101,055	$1	18,730,951	$—	$887,192	$(716,735)	$170,458
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
(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(122,244)	$(204,487)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,492	17,272
Stock-based compensation expense	35,985	30,541
Amortization of debt discount and issuance costs	3,421	5,791
Loss on debt extinguishment	49,977	—
Payment in kind interest	2,178	3,984
Non-cash operating lease expenses	3,830	5,872
Amortization of creator signing fees	2,252	7,260
Provision for chargebacks and refunds	2,253	73,168
Impairment of creator advances and creator signing fees	3,521	9,873
Provision for bad debt and creator advances	(759)	16,743
Other	607	2,370
Changes in operating assets and liabilities:
Accounts receivable	(834)	(1,989)
Funds receivable	(8,396)	45,280
Creator signing fees, net	1,152	(3,943)
Creator advances, net	3,373	1,137
Prepaid expenses and other assets	(11,048)	2,147
Accounts payable, creators	136,461	(90,109)
Accounts payable	(1,117)	(577)
Chargebacks and refunds reserve	(12,499)	(26,279)
Accrued compensation and benefits	5,232	(385)
Accrued taxes	1,162	(3,921)
Operating lease liabilities	(4,326)	(7,222)
Other accrued liabilities	20,528	(6,485)
Payment in kind interest	(8,962)	—
Net cash provided by (used in) operating activities	116,239	(123,959)
Cash flows from investing activities
Purchases of property and equipment	(516)	(1,316)
Capitalized internal-use software development costs	(1,142)	(3,292)
Net cash used in investing activities	(1,658)	(4,608)
Cash flows from financing activities
Proceeds from issuance of debt	212,750	275,000
Debt issuance costs	(5,738)	(18,271)
Purchase of convertible notes capped calls	(18,509)	(15,600)
Principal repayment of debt obligations and prepayment premium	(143,247)	—
Proceeds from exercise of stock options	10,250	14,115
Taxes paid related to net share settlement of equity awards	(9,359)	(3,986)
Proceeds from issuance of common stock under ESPP	730	721
Principal payments on finance lease obligations	(243)	(424)
Net cash provided by financing activities	46,634	251,555
Net increase in cash, cash equivalents and restricted cash	161,215	122,988
Cash, cash equivalents and restricted cash
Beginning of period	508,430	422,940
End of period	$669,645	$545,928
Supplemental cash flow data
Interest paid	$5,678	$1,935
Income taxes paid, net of refunds	155	619
Non-cash investing and financing activities
Purchases of property and equipment, accrued but unpaid	71	61
Vesting of early exercised stock options	—	241
(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Overview and Basis of Presentation
Description of Business
Eventbrite, Inc. (Eventbrite or the Company) has built a powerful, broad technology platform to enable creators to solve the challenges associated with creating in-person and online live experiences. The Company’s platform integrates components needed to seamlessly plan, promote and produce live events. To further enhance the value of the creators’ self-service experience, the Company is working to reframe the Eventbrite product around the ongoing operational needs of creators in addition to the requirements of individual events. To this end, the Company has improved events calendaring, streamlined the event creation process and launched tools to assist creators in promoting multiple events and increasing audience size for their events.
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
The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal and recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations and cash flows for the interim periods. All intercompany transactions and balances have been eliminated. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any other future annual or interim period.
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
Revision of Condensed Consolidated Financial Statements
As disclosed in the 2020 Form 10-K, the Company identified an error within the condensed consolidated statement of cash flows for the nine months ended September 30, 2020. The accompanying financial statements have been revised to correct for such error. The impact of such revision resulted in net cash used in operating activities decreasing by $3.3 million to $124.0 million and net cash provided by financing activities decreasing by $3.3 million to $251.6 million for the nine months ended September 30, 2020. The Company evaluated the error and concluded that it was not material to the September 30, 2020 financial statements previously issued. These revisions have no impact on the Company's previously reported consolidated net income, financial position, net change in cash, cash equivalents, and restricted cash, or total cash, cash equivalents, and restricted cash as reported on the Company's consolidated statements of cash flows.
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

COVID-19 Impacts
The Company continues to experience a significant impact due to the COVID-19 pandemic, the introduction and spread of new variants of the virus, including, for example, the Delta variant, and the social distancing and government mandates to restrict gatherings of people. The effect of and uncertainties surrounding the COVID-19 pandemic have caused the Company to make significant estimates in its unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021, specifically related to chargebacks and refunds due to cancelled or postponed events, which impact net revenue, advance payouts, creator signing fees and creator advances.
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
The Company early adopted ASU 2020-06 on January 1, 2021 using the modified retrospective transition method. Adoption of ASU 2020-06 resulted in a decrease to additional paid-in capital of $45.5 million, an increase to retained earnings of $3.1 million, and a net increase to long-term debt of $42.4 million. Refer to Note 8 – Debt for more details. The Company will use the if-converted method to calculate diluted EPS unless it makes an irrevocable election to settle the principal of the notes in cash and the excess conversion spread in shares, in which case the Company can continue to use the Treasury stock method. Since the Company had a net loss for the three and nine months ended September 30, 2021 and 2020, the convertible senior notes were determined to be anti-dilutive and therefore had no impact to basic or diluted net loss per share for the period as a result of adopting ASU 2020-06.
The Company's significant accounting policies are discussed in the "Notes to Consolidated Financial Statements, Note 2. Significant Accounting Policies" in the 2020 Form 10-K. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed consolidated financial statements and related notes, except as noted above.
Revenue Recognition
The Company derives its revenues primarily from ticketing and payment processing. The Company also derives a smaller portion of revenues from marketing services. The Company's customers are event creators who use the Company's platform to sell tickets and market events to attendees. Revenue is recognized when or as control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

Transaction Revenue
For ticketing services, the Company's service provides a platform to the event creator and attendee to transact. The Company's performance obligation is to facilitate and process that transaction and issue the ticket, and revenue is recognized by the Company when the ticket is sold. The amount that the Company earns for its services is fixed which typically consists of a flat fee and a percentage based fee per ticket. As a result, the Company records revenue on a net basis related to its ticketing service fees.
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
Marketing Revenue
Revenue from marketing services is derived from providing creators with access to various marketing tools and functionalities for a monthly subscription fee. The Company considers that it satisfies its performance obligation as it provides the services to customers and recognizes revenue ratably over the service term which varies from one month to a year.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes bank deposits and money market funds held with financial institutions. Cash and cash equivalents balances include the face value of tickets sold on behalf of creators and their share of service charges, which are to be remitted to the creators. Such balances were $310.0 million and $181.1 million as of September 30, 2021 and December 31, 2020, respectively. Although creator cash is legally unrestricted, the Company does not utilize creator cash for its own financing or investing activities as the amounts are payable to creators on a regular basis. These amounts due to creators are included in accounts payable, creators on the consolidated balance sheets. The Company considers all highly liquid investments, including money market funds with an original maturity of three months or less at the date of purchase, to be cash equivalents.
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

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$667,868	$505,756
Restricted cash	1,777	2,674
Total cash, cash equivalents and restricted cash	$669,645	$508,430

Funds Receivable
Funds receivable represents cash-in-transit from third-party payment processors that is received by the Company within approximately five business days from the date of the underlying ticketing transaction. The funds receivable balances include the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such amounts were $17.6 million and $10.0 million as of September 30, 2021 and December 31, 2020, respectively.
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
As a result of the COVID-19 pandemic and its effect of causing creators to cancel, postpone or reschedule events, the Company temporarily suspended its advance payouts program on March 11, 2020. The Company started making advance payouts available to a limited number of qualified creators during the third quarter of 2020. In the second quarter of 2021, the Company relaunched Scheduled Payouts (advance payouts) to paid creators who qualify and accept the Company's terms and conditions. As of September 30, 2021, advance payouts outstanding was approximately $300.0 million including $67.7 million of advance payouts issued since the third quarter of 2020, when the Company resumed the advance payout program on a limited basis.
Chargebacks and Refunds Reserve
The terms of the Company's standard merchant agreement obligate creators to reimburse attendees who are entitled to refunds. When the Company provides advance payouts, it assumes risk that the event may be cancelled, fraudulent or materially not as described, resulting in significant chargebacks and refund requests. If the creator is insolvent or has spent the proceeds of the ticket sales for event-related costs, the Company may not be able to recover its losses from these events, and such unrecoverable amounts could equal the value of the transaction or transactions settled to the creator prior to the event that is disputed, plus any associated chargeback fees not assumed by the creator. The Company records estimates for refunds and chargebacks of its fees as contra-revenue. The Company records estimates for losses related to chargebacks and refunds of the face value of tickets as an operating expense classified within sales, marketing and support. Reserves are recorded based on the Company's assessment of various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, the size and nature of future events, the remaining time to event date, and actual chargeback and refund activity during the current year.
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
Significant judgment and estimates are required in assessing impairment of long-lived assets, including identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows, and determining appropriate discount rates. As of September 30, 2021, management did not identify any events or changes in circumstances that would require an impairment assessment.

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
The Company’s cash equivalents, funds receivable, accounts receivable, accounts payable, funds payable and other current liabilities approximate their fair value. All such financial assets and liabilities are Level 1 and are measured at fair value on a recurring basis. There were no other Level 1 assets or liabilities recorded at September 30, 2021 and December 31, 2020.
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

	September 30, 2021	December 31, 2020
Accounts receivable, customers	$2,328	$1,494
Allowance for doubtful accounts	(967)	(1,036)
Accounts receivable, net	$1,361	$458

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
As of September 30, 2021, the balance of creator signing fees, net is being amortized over a weighted-average remaining contract life of 3.2 years on a straight-line basis. The following table summarizes the activity in creator signing fees for the periods indicated (in thousands):

	Three Months Ended September 30,
	2021	2020
Balance, beginning of period	$5,523	$16,750
Creator signing fees paid	—	41
Amortization of creator signing fees	(652)	(1,960)
Write-offs and other adjustments	(515)	(1,057)
Balance, end of period	$4,356	$13,774

	Nine Months Ended September 30,
	2021	2020
Balance, beginning of period	$9,495	$26,307
Creator signing fees paid	18	3,943
Amortization of creator signing fees	(2,252)	(7,260)
Write-offs and other adjustments	(2,905)	(9,216)
Balance, end of period	$4,356	$13,774
Creator signing fees are classified as follows on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	September 30, 2021	September 30, 2020
Creator signing fees, net	$1,739	$5,105
Creator signing fees, noncurrent	2,617	8,669
Total creator signing fees	$4,356	$13,774
5. Creator Advances, Net
Creator advances are incentives that are offered by the Company which provide the creator with funds in advance of the event. These are subsequently recovered by withholding amounts due to the Company from the sale of tickets for the event until the creator payment has been fully recovered.
The following table summarizes the activity in creator advances for the periods indicated (in thousands):

	Three Months Ended September 30,
	2021	2020
Balance, beginning of period	$3,670	$11,418
Creator advances paid	—	—
Creator advances recouped	(1,488)	(2,050)
Write-offs and other adjustments	—	(26)
Balance, end of period	$2,182	$9,342

	Nine Months Ended September 30,
	2021	2020
Balance, beginning of period	$6,651	$23,204
Creator advances paid	75	7,665
Creator advances recouped	(3,448)	(8,803)
Write-offs and other adjustments	(1,096)	(12,724)
Balance, end of period	$2,182	$9,342
Creator advances, net are classified as follows on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	September 30, 2021	September 30, 2020
Creator advances, net	$2,182	$8,456
Creator advances, noncurrent	—	886
Total creator advances	$2,182	$9,342

6. Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	September 30, 2021	December 31, 2020
Capitalized internal-use software development costs	$50,775	$49,202
Furniture and fixtures	1,294	3,594
Computers and computer equipment	6,641	6,926
Leasehold improvements	4,777	7,690
Finance lease right-of-use assets	605	607
Property and equipment	64,092	68,019
Less: Accumulated depreciation and amortization	(56,528)	(56,445)
Property and equipment, net	$7,564	$11,574
The Company recorded the following amounts related to depreciation of fixed assets and capitalized internal-use software development costs during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation expense	$373	$863	$1,550	$3,354
Amortization of capitalized internal-use software development costs	1,235	1,885	4,555	6,092
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
The components of operating lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease costs	$646	$1,977	$3,830	$5,872
Sublease income	(57)	(1,082)	(1,372)	(3,124)
Total operating lease costs, net	$589	$895	$2,458	$2,748
As of September 30, 2021, the Company's operating leases had a weighted-average remaining lease term of 4.1 years and a weighted-average discount rate of 3.2%. Operating lease right-of-use assets obtained in exchange for operating lease obligations were $0.2 million and $2.3 million in the nine months ended September 30, 2021 and 2020 respectively.

In August 2021, the Company entered into a lease agreement for an office facility in San Francisco, California for which the lease term commenced on October 1, 2021 and will expire on September 29, 2023. As of September 30, 2021, maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
The remainder of 2021	$1,053
2022	4,463
2023	4,157
2024	2,242
2025	2,008
Thereafter	825
Total future operating lease payments	14,748
Less: Leases not yet commenced	(1,590)
Less: Imputed interest	(813)
Total operating lease liabilities	$12,345
Reconciliation of lease liabilities as shown in the consolidated balance sheets
Operating lease liabilities, current	$3,316
Operating lease liabilities, noncurrent	9,029
Total operating lease liabilities	$12,345

8. Debt
The Company adopted ASU 2020-06, effective January 1, 2021 which resulted in decreased non-cash interest expense on the 5.000% convertible senior notes due 2025 (the 2025 Notes) due to the elimination of the discount associated with the equity component.
As of September 30, 2021, long-term debt consisted of the following (in thousands):

	Convertible Notes (2026 Notes)	Convertible Notes (2025 Notes)	Total
Outstanding principal balance	$212,750	$150,000	$362,750
Less: Debt issuance costs	(5,173)	(4,508)	(9,681)
Carrying amount, long-term debt	$207,577	$145,492	$353,069

As of December 31, 2020, long-term debt consisted of the following (in thousands):

	Term Loans	Convertible Notes (2025 Notes)	Total
Outstanding principal balance	$125,000	$150,000	$275,000
Payment in kind interest	6,784	—	6,784
Less: Unamortized discount	(22,387)	(43,973)	(66,360)
Less: Debt issuance costs	(5,156)	(3,638)	(8,794)
Carrying amount, long-term debt	$104,241	$102,389	$206,630

The net carrying amount of the equity component of the convertible senior notes as of September 30, 2021 and as of December 31, 2020 was as follows (in thousands):

	Convertible Notes (2025 Notes)
	September 30, 2021	December 31, 2020
Proceeds allocated to the conversion option	$—	$47,250
Less: issuance costs	—	(1,798)
Carrying amount of the equity component	$—	$45,452

The following tables set forth the total interest expense recognized related to the term loans and the convertible notes for the three and nine months ended September 30, 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash interest expense	$2,274	$3,165	$7,511	$4,062
Payment in kind interest	—	2,744	2,178	3,984
Amortization of debt discount	—	3,709	1,750	4,914
Amortization of debt issuance costs	511	635	1,671	877
Total interest expense	$2,785	$10,253	$13,110	$13,837

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
The Company recorded a loss on debt extinguishment of $50.0 million during nine months ended September 30, 2021. The loss primarily related to the write-off of unamortized debt discount and issuance costs of $31.8 million and a $18.2 million make-whole premium.
During the nine months ended September 30, 2021, the Company recorded $2.2 million payment in kind interest, $2.2 million amortization of debt discount and issuance costs, and $1.0 million cash interest. During the nine months ended September 30, 2020, the Company recorded $4.0 million payment in kind interest, $3.9 million amortization of debt discount and issuance costs, and $1.9 million cash interest.

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
The effective interest rate of the 2025 Notes is 5.8%. During the nine months ended September 30, 2021, the Company recorded cash interest of $5.6 million, and amortization of debt issuance costs of $0.7 million. During the nine months ended September 30, 2020, the Company recorded cash interest of $2.2 million, and amortization of debt discount and issuance costs of $1.9 million.
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
The fair value of the 2025 Notes, which we have classified as a Level 2 instrument, was $260.2 million as of September 30, 2021. The fair value of the 2025 Notes is determined using observable market prices on the last business day of the period.

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
The effective interest rate of the 2026 Notes is 1.3%. During the nine months ended September 30, 2021, the Company recorded cash interest of $0.9 million, and amortization of debt issuance costs of $0.6 million.
The fair value of the 2026 Notes, which we have classified as a Level 2 instrument, was $209.3 million as of September 30, 2021. The fair value of the 2026 Notes is determined using observable market prices on the last business day of the period.

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
9. Goodwill and Acquired Intangible Assets, Net
The carrying amounts of the Company's goodwill was $174.4 million as of September 30, 2021 and December 31, 2020.
The Company tests goodwill for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. As a result of a qualitative assessment, management concluded goodwill was not impaired as of September 30, 2021, and does not believe that its reporting unit is at risk of failing the impairment test since the fair value of the reporting unit substantially exceeded the carrying value.
Acquired intangible assets consisted of the following (in thousands):

	September 30, 2021
	Cost	Accumulated Amortization	Net Book Value
Developed technology	$22,396	$19,811	$2,585
Customer relationships	74,884	43,551	31,333
Tradenames	1,650	1,622	28
Acquired intangible assets, net	$98,930	$64,984	$33,946

	December 31, 2020
	Cost	Accumulated Amortization	Net Book Value
Developed technology	$22,396	$19,194	$3,202
Customer relationships	74,884	35,800	39,084
Tradenames	1,650	1,603	47
Acquired intangible assets, net	$98,930	$56,597	$42,333
The following tables set forth the amortization expense recorded related to acquired intangible assets for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of net revenue	$208	$—	$617	$34
Sales, marketing and support	2,606	2,616	7,751	7,792
General and administrative	6	—	19	—
Total amortization of acquired intangible assets	$2,820	$2,616	$8,387	$7,826

As of September 30, 2021, the total expected future amortization expense of acquired intangible assets by year is as follows (in thousands):

The remainder of 2021	2,830
2022	9,209
2023	8,593
2024	8,300
2025	5,014
Thereafter	—
Total expected future amortization expense	$33,946

10. Commitments and Contingencies
The Company's principal commitments consist of obligations under the 2025 Notes and 2026 Notes (including principal and coupon interest), operating leases for office space, future creator signing fees and creator advances, as well as non-cancellable purchase commitments.
During the nine months ended September 30, 2021, the Company issued the 2026 Notes, which consisted of $212.75 million aggregate principal amount of 0.750% convertible senior notes due 2026 in a private offering. As of September 30, 2021, the Company's contractual obligation to settle commitments related to the principal amount of 2026 Notes is $212.75 million for the year ended December 31, 2026. The Company also entered into a lease arrangement in August 2021. The cumulative obligations payable by the Company over the term of the lease total $1.6 million. Other than as described above, there were no material changes outside the Company's normal course of business in its commitments under contractual obligations from those disclosed in the 2020 Form 10-K.
The following table summarizes the Company's contractual obligation to settle commitments related to the 2026 Notes and 2025 Notes as of September 30, 2021 (in thousands):

	Payments due by Year
	Total	2021	2022	2023	2024	2025	Thereafter
Convertible Senior Notes Due 2026	212,750	$—	$—	$—	$—	$—	$212,750
Interest obligations on 2026 Notes (1)	7,980	—	1,596	1,596	1,596	1,596	1,596
Convertible Senior Notes Due 2025	150,000	—	—	—	—	150,000	—
Interest obligations on 2025 Notes (1)	33,750	3,750	7,500	7,500	7,500	7,500	—
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

Refund Policy Litigation
On June 4, 2020, three plaintiffs, seeking to represent a proposed class of individuals who purchased tickets on or after June 3, 2016, filed suit against the Company in the United States District Court for the Northern District of California, in a case captioned Snow, et al. v. Eventbrite, Inc., Case No. 20-cv-03698 (the Class Action). Plaintiffs allege that Eventbrite failed to provide an opportunity for purchasers of tickets to events sold through Eventbrite’s platform to obtain a refund where the event is postponed, rescheduled, or canceled. Plaintiffs seek injunctive relief in addition to restitution and monetary damages under California’s Consumer Legal Remedies Act, False Advertising Law, and Unfair Competition Law, in addition to claims brought under California common law. The Company denies the allegations and intends to defend the case vigorously. The case is in its early stages. Prior to answering Plaintiffs’ complaint, Eventbrite brought a motion to compel arbitration pursuant to its Terms of Service. The Court denied that motion. The Company thereafter answered Plaintiffs’ Complaint and brought a second motion to compel arbitration, based in part on facts established via the Company’s Answer. The Court granted that motion on September 2, 2021, and stayed the suit pending the results of arbitration. Two of the named Plaintiffs have since initiated individual arbitrations pursuant to the Company’s Terms of Service. The Company has not yet filed any response or other paper in either proceeding. The Company is unable to predict the likely outcome at this point.
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

On October 26, 2021, the Company entered into a binding settlement agreement with the two plaintiffs in the State Action described above. In connection with the settlement, the Company and its insurers have agreed to pay $19.25 million. Accordingly, during the three months ended September 30, 2021, the Company increased its estimated liability recorded related to the securities litigation described above from $7.5 million to $19.25 million, which amount was included in "other accrued liabilities" in the accompanying condensed consolidated balance sheets as of September 30, 2021. Under the terms of the proposed settlement, which shall be paid by the Company and its insurers, the Company expects a contribution to be made by its insurers of approximately $12.5 million, which amount was included in "prepaid expenses and other current assets" in the accompanying condensed consolidated balance sheets as of September 30, 2021. The insurance contribution of approximately $12.5 million is recorded as a reduction to general and administrative expense during the three months ended September 30, 2021. The increase in estimated liability of $11.8 million is recorded as an increase to general and administrative expense during the three months ended September 30, 2021.
The proposed settlement “Class” is defined as “all persons and entities who purchased or otherwise acquired Class A common shares of Eventbrite between September 20, 2018, and May 24, 2019, inclusive,” excluding the defendants and other “Excluded Persons” defined in the settlement agreement. If the settlement is approved by the court in the State Action, any settlement “Class Member” that does not request exclusion from the proposed settlement “Class” will fully, finally, and forever release “any and all rights, liabilities, suits, debts, obligations, demands, damages, losses, judgment matters, issues, claims . . . and causes of action of every nature and description whatsoever that have been or could have been asserted in the [State] Action or the Federal Action or could in the future be asserted in any forum . . . whether individual, class, representative, on behalf of others, legal, equitable, regulatory, governmental, or of any other type or in any other capacity, whether brought directly or indirectly against any of the Defendants, that (i) arise out of, are based upon, or relate to in any way to any of the allegations, acts, transactions, facts, events, matters, occurrences, representations, or omissions which were or could have been alleged in the [State] Action or the Federal Action, and (ii) arise out of, are based upon, or relate to in any way to the purchase, acquisition, holding, sale, or disposition of Eventbrite Class A common stock between September 20, 2018 and May 24, 2019, inclusive.”
As of this filing, the plaintiffs in the State Action have not yet filed a motion for preliminary approval of the proposed settlement. Final approval of the settlement is subject to a number of conditions and contingencies outside of the Company’s control. There can be no guarantee that all of those conditions and contingencies to final approval of the settlement will occur. Should a material condition or contingency to the settlement fail to occur, one or both of the parties to the settlement may exercise their right to terminate the settlement agreement.
Commercial Contract Litigation
On June 18, 2020, the Company filed a Complaint in the United States District Court for the Northern District of California against M.R.G. Concerts Ltd. (MRG) and Matthew Gibbons (Gibbons), asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory judgment, unfair competition, and common counts under California law, arising out of MRG and Gibbons’s termination of certain contracts with the Company and their refusal to make various payments to the Company required by those contracts. MRG asserted counterclaims against the Company for breach of one of the contracts in issue, as well as for breach of the implied covenant of good faith and fair dealing, unfair competition, and declaratory judgment. On October 1, 2020, the Company moved to dismiss MRG’s counterclaims and certain of MRG and Gibbons’s affirmative defenses. The Court denied Eventbrite’s motion. Fact discovery and expert discovery have closed. The Company has filed motions for summary judgment in its favor, and to exclude Defendants’ proffered expert testimony. Those motions remain pending. The Company cannot presently predict the likelihood of success.
Tax Matters
The Company is currently under audit in certain jurisdictions with regard to indirect tax matters. The Company establishes reserves for indirect tax matters when it determines that the likelihood of a loss is probable, and the loss is reasonably estimable. Accordingly, the Company has established a reserve for the potential settlement of issues related to sales and other indirect taxes in the amount of $10.1 million and $13.6 million as of September 30, 2021 and December 31, 2020, respectively. These amounts, which represent management’s best estimates of its potential liability, include potential interest and penalties of $1.5 million as of September 30, 2021 and December 31, 2020.
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
11. Stockholders' Equity
Equity Incentive Plans
In August 2018, the 2018 Stock Option and Incentive Plan (2018 Plan) was adopted by the board of directors and approved by the stockholders and became effective in connection with the IPO. The 2018 Plan replaced the 2010 Stock Plan (2010 Plan) as the board of directors determined not to make additional awards under the 2010 Plan. The 2010 Plan will continue to govern outstanding equity awards granted thereunder.
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
As of September 30, 2021, there were 8,306,321 and 4,998,430 options issued and outstanding under the 2010 Plan and 2018 Plan, respectively (collectively, the Plans), and 8,614,869 shares of Class A common stock were available for grant under the 2018 Plan.
Stock options granted typically vest over a four-year period from the date of grant. Options awarded under the Plans may be granted at an exercise price per share not less than the fair value at the date of grant and are exercisable up to ten years.
Stock Option Activity
Stock option activity for the nine months ended September 30, 2021 is presented below:

	Outstanding options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2020	13,675,252	9.82	6.4	113,499
Granted	1,050,665	20.70
Exercised	(1,351,671)	7.58
Cancelled	(69,495)	10.82
Balance at September 30, 2021	13,304,751	10.90	6.2	109,135
Vested and exercisable as of September 30, 2021	9,469,551	9.68	5.2	87,852
Vested and expected to vest as of September 30, 2021	13,097,227	10.85	6.1	107,956
The aggregate intrinsic value in the table above represents the difference between the fair value of common stock and the exercise price of outstanding, in-the-money stock options at September 30, 2021.
As of September 30, 2021, the total unrecognized stock-based compensation expense related to stock options outstanding was $27.1 million, which will be recognized over a weighted-average period of 2.4 years. The weighted-average fair value of stock options granted was $11.87 for the nine months ended September 30, 2021.

Restricted Stock Units Activity
Restricted stock activity for the nine months ended September 30, 2021 is presented below:

	Outstanding RSUs and RSAs	Weighted-average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance at December 31, 2020	3,765,926	14.16	1.4	68,164
Awarded	2,977,947	20.81
Released	(1,336,872)	14.36
Cancelled	(606,003)	16.59
Balance at September 30, 2021	4,800,998	17.91	1.5	90,750
Vested and expected to vest as of September 30, 2021	4,176,550	17.78	1.4	78,979
As of September 30, 2021, the total unrecognized stock-based compensation expense related to RSUs outstanding was $66.3 million, which will be recognized over a weighted-average period of 2.9 years.
Stock-based Compensation Expense
Stock-based compensation expense recognized in connection with stock options, RSUs and the employee stock purchase plan during the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of net revenue	$197	$260	$735	$890
Product development	4,258	3,101	12,515	10,156
Sales, marketing and support	1,426	1,281	4,160	3,613
General and administrative	6,419	5,465	18,575	15,882
Total	$12,300	$10,107	$35,985	$30,541
The Company capitalized $0.2 million and $0.4 million of share-based compensation expense related to capitalized software costs during the three and nine months ended September 30, 2021, respectively, compared to $0.5 million and $1.0 million during the three and nine months ended September 30, 2020 respectively.
12. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. As the Company had net losses for the quarters ended September 30, 2021 and 2020, all potentially issuable shares of common stock were determined to be anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(16,813)	$(19,427)	$(122,244)	$(204,487)
Weighted-average shares used in computing net loss per share, basic and diluted	94,462	90,973	93,794	88,441
Net loss per share, basic and diluted	$(0.18)	$(0.21)	$(1.30)	$(2.31)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect (in thousands):

	September 30, 2021	September 30, 2020
Stock-options to purchase common stock	13,305	14,493
Shares related to convertible senior notes	19,538	11,909
Restricted stock units	4,767	4,141
ESPP	52	—
Total shares of potentially dilutive securities	37,662	30,543

Prior to January 1, 2021, the Company used the treasury stock method for calculating any potential dilutive effect of the conversion spread on net loss per share, if applicable. After the adoption of ASU 2020-06, the Company used the if-converted method for calculating any potential dilutive effect of its convertible senior notes for the three and nine months ended September 30, 2021. The potential impact upon the conversion of the convertible senior notes were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2021 because their effect would have been anti-dilutive.
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
13. Income Taxes
The Company recorded income tax expense of $0.3 million and $0.9 million for the three and nine months ended September 30, 2021, respectively, compared to income tax expense of $0.2 million and $0.3 million for the three and nine months ended September 30, 2020, respectively. The increase was primarily attributable to changes in our year over year taxable earnings mix.
The differences in the tax provision and benefit for the periods presented and the U.S. federal statutory rate is primarily due to foreign taxes in profitable jurisdictions and the recording of a full valuation allowance on our net deferred tax assets in certain jurisdictions including the United States.
The Company applies the discrete method provided in ASC 740 to calculate its interim tax provision.
14. Geographic Information

The following table presents the Company's total net revenue by geography based on the currency of the underlying transaction (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$40,948	$12,691	$97,304	$54,317
International	12,419	9,177	30,192	25,031
Total net revenue	$53,367	$21,868	$127,496	$79,348
Except for the United Kingdom, no individual country, included in International net revenue, represents more than 10% of the total consolidated net revenue for any of the periods presented.
The increase in the United Kingdom's net revenue in the three months ended September 30, 2020, was primarily attributed to a payment for service fees received from a customer as part of an early termination agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (2020 Form 10-K) filed with the United States Securities and Exchange Commission (SEC) on March 1, 2021. In addition to historical condensed consolidated financial information, the following discussion and analysis contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our 2020 Form 10-K, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, and this Quarterly Report on Form 10-Q. References herein to "Eventbrite," "the Company," "we," "us" or "our" refer to Eventbrite, Inc. and its subsidiaries, unless the context requires otherwise.
Overview
Eventbrite is a global self-service ticketing and experience technology platform that serves event creators and empowers their success. Our mission is to bring the world together through live experiences, and since inception, we have been at the center of the experience economy, helping to transform the way people organize and attend events. For more than a decade, Eventbrite has been meeting this core need and sparking human connection in nearly 180 countries.
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
We began to see increases in in-person events and ticket sales during the nine months ended September 30, 2021, and strong usage of the platform by frequent creators who hold multiple events per quarter. To support the needs of frequent creators we are reframing the Eventbrite product experience around the creator rather than the event. This means simplifying the event-creation workflow, introducing enhancements to the creator dashboard, and streamlining multiple-event management and reporting, making analysis easier and more actionable. As creators rebuild their businesses, we have introduced new tools and services like fully integrated Zoom capabilities and a new Calendar tool that we believe have increased event awareness.
In May 2021, we launched Eventbrite Boost which provides tools to event creators to increase their following on social networks, like Instagram and Facebook, create branded emails and marketing materials, track ticket sales, and optimize and automate their advertising. Eventbrite Boost helps creators make informed marketing decisions to grow their businesses. Real-time dashboards deliver personalized recommendations on the best marketing campaigns to run and also provide direct insight into how their campaigns are performing.
The global COVID-19 pandemic has tested our mission, our company and event creators in unprecedented ways. While our net revenue and paid ticket volume improved during the nine months ended September 30, 2021, we continue to experience a significant impact due to the COVID-19 pandemic and the social distancing and government mandates to restrict gatherings of people. Due to the COVID-19 pandemic, creators with published events in the remainder of 2021 may postpone or cancel these or other events. The COVID-19 pandemic is ongoing and significant uncertainty remains regarding the extent and duration of the impact that the COVID-19 pandemic will have on our business. The full extent to which COVID-19 impacts our business, results of operations and financial condition cannot be predicted at this time, and the impact of COVID-19 may persist for an extended period of time or become more pronounced.
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
Paid Ticket Volume
Our success in serving creators is measured in large part by the number of tickets sold on our platform that generate ticket fees, referred to as paid ticket volume. We consider paid ticket volume an important indicator of the underlying health of the business. The table below sets forth the paid ticket volume for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Paid Ticket Volume	19,091	9,190	45,339	36,118
Our paid ticket volume for events outside of the United States represented 34% and 48% of our total paid tickets in the three months ended September 30, 2021 and 2020, respectively, and 35% and 45% for the nine months ended September 30, 2021 and 2020 respectively.
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
The following table presents our Adjusted EBITDA for the periods indicated and a reconciliation of our Adjusted EBITDA to the most comparable GAAP measure, net loss, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net loss	$(16,813)	$(19,427)	$(122,244)	$(204,487)
Add:
Depreciation and amortization	4,428	5,363	14,492	17,272
Stock-based compensation	12,300	10,107	35,985	30,541
Interest expense	2,814	10,284	13,200	13,921
Loss on debt extinguishment	—	—	49,977	—
Employer taxes related to employee equity transactions	400	218	1,875	912
Other (income) expense, net	2,460	(2,837)	2,882	5,262
Income tax provision (benefit)	311	243	885	307
Adjusted EBITDA	$5,900	$3,951	$(2,948)	$(136,272)

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
Results of Operations
The following tables set forth our consolidated results of operations data and such data as a percentage of net revenue for the periods presented (in thousands):

Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$53,367	$21,868	$127,496	$79,348
Cost of net revenue	18,238	11,231	49,966	49,330
Gross profit	35,129	10,637	77,530	30,018
Operating expenses:
Product development	16,678	11,540	48,393	42,758
Sales, marketing and support	11,360	(5,011)	23,357	91,831
General and administrative	18,319	15,845	61,080	80,426
Total operating expenses	46,357	22,374	132,830	215,015
Loss from operations	(11,228)	(11,737)	(55,300)	(184,997)
Interest expense	(2,814)	(10,284)	(13,200)	(13,921)
Loss on debt extinguishment	—	—	(49,977)	—
Other income (expense), net	(2,460)	2,837	(2,882)	(5,262)
Loss before income taxes	(16,502)	(19,184)	(121,359)	(204,180)
Income tax provision (benefit)	311	243	885	307
Net loss	$(16,813)	$(19,427)	$(122,244)	$(204,487)

Consolidated Statements of Operations, as a percentage of net revenue	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	100%	100%	100%	100%
Cost of net revenue	34%	51%	39%	62%
Gross profit	66%	49%	61%	38%
Operating expenses:
Product development	31%	53%	38%	54%
Sales, marketing and support	21%	(23)%	18%	116%
General and administrative	34%	72%	48%	101%
Total operating expenses	87%	102%	104%	271%
Loss from operations	(21)%	(54)%	(43)%	(233)%
Interest expense	(5)%	(47)%	(10)%	(18)%
Loss on debt extinguishment	—%	—%	(39)%	—%
Other income (expense), net	(5)%	13%	(2)%	(7)%
Loss before income taxes	(31)%	(88)%	(95)%	(257)%
Income tax provision (benefit)	1%	1%	1%	—%
Net loss	(32)%	(89)%	(96)%	(257)%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands except percentages)
Net revenue	$53,367	$21,868	$31,499	144%	$127,496	$79,348	$48,148	61%
Total net revenue for the three and nine months ended September 30, 2021 increased by $31.5 million or 144% and $48.1 million or 61%, respectively, compared to the three and nine months ended September 30, 2020. Net revenue per paid ticket was $2.80 in the three months ended September 30, 2021 compared to $2.38 in the same period of 2020. Net revenue per paid ticket was $2.81 in the nine months ended September 30, 2021 compared to $2.20 in the same period of 2020. The increase in net revenue per paid ticket in the three and nine months ended September 30, 2021 was driven by the reduced impact of refunds per paid ticket reflecting a decrease in refunds due to COVID-related event cancellations.
The increase in net revenue during the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to increase in our paid ticket volume which increased by 9.9 million or 108% as COVID-19 restrictions continued to ease.
The increase in net revenue during the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to increase in our paid ticket volume which increased by 9.2 million or 26% as COVID-19 restrictions continued to ease. Additionally, there was a decrease in refunds reserves of $18.7 million during the nine months ended September 30, 2021, driven by the reduction in COVID-related event cancellations and refund activity. The remainder of the increase in net revenue during the nine months ended September 30, 2021 was driven by a $5.0 million decrease in amortization of creator signing fees.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands except percentages)
Cost of net revenue	$18,238	$11,231	$7,007	62%	$49,966	$49,330	$636	1%
Percentage of total net revenue	34%	51%			39%	62%
Gross margin	66%	49%			61%	38%
Cost of net revenue for the three months ended September 30, 2021 increased by $7.0 million or 62% and increased for the nine months ended September 30, 2021 by $0.6 million or 1%, respectively, compared to the three and nine months ended September 30, 2020.
The increase in cost of net revenue during the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to an increase of $7.0 million in payment processing costs in line with the increase in revenue from payment processing fees.
Cost of net revenue remained relatively consistent during the nine months ended September 30, 2021 compared to the same period in 2020. The change during the period comprised a $7.3 million increase in payment processing costs in line with the increase in revenue from payment processing fees. This was primarily offset by a $4.8 million decrease in allocated customer costs and field operations costs driven by change in business strategy to self-service creators, and a $1.7 million decrease in depreciation of equipment and amortization of capitalized internal-use software development costs.
Our gross margin improved during the three and nine months ended September 30, 2021 compared to the same period in 2020 primarily due to an increase in net revenue per paid ticket and cost savings driven by the change in business strategy to self-service creators requiring less customer support.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands except percentages)
Product development	$16,678	$11,540	$5,138	45%	$48,393	$42,758	$5,635	13%
Percentage of total net revenue	31%	53%			38%	54%
Product development expenses for the three and nine months ended September 30, 2021 increased by $5.1 million or 45% and $5.6 million or 13%, respectively, compared to the three and nine months ended September 30, 2020. The increase was primarily driven by employee-related costs including stock-based compensation as we continue to focus our investment on building technology products for our platform.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands except percentages)
Sales, marketing and support	$11,360	$(5,011)	$16,371	327%	$23,357	$91,831	$(68,474)	(75)%
Percentage of total net revenue	21%	(23)%			18%	116%
Sales, marketing and support expenses for the three months ended September 30, 2021 increased by $16.4 million or 327% and decreased for the nine months ended September 30, 2021 by $68.5 million or 75%, respectively, compared to the three and nine months ended September 30, 2020.
The increase in sales, marketing and support expenses during the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to changes to our advance payout reserve. There was no change to our advance payout reserve during the three months ended September 30, 2021. Whereas, during the three months ended September 30, 2020, we recorded a $15.0 million reduction in reserve due to lower-than-anticipated losses since the start of the pandemic. This resulted in an overall increase to our sales, marketing and support expenses of $15.0 million during the three months ended September 30, 2021. The remaining increase was attributable to expenses for marketing our product and building brand awareness.
The decrease in sales, marketing and support expenses during the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to a decrease in advance payout reserve of $53.5 million, largely attributable to the conditions and effects of the COVID-19 pandemic and our estimated losses from advance payouts during 2020. Additionally, employee-related costs decreased by $11.9 million due to 50% lower headcount resulting from the reduction in workforce in April 2020.

General and administrative
General and administrative expenses consist of personnel costs, including stock-based compensation, and professional fees for finance, accounting, legal, risk, human resources and other corporate functions. It also includes accruals for indirect taxes such as sales tax and VAT, as well as reserves and impairment charges related to creator upfront payments.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands except percentages)
General and administrative	$18,319	$15,845	$2,474	16%	$61,080	$80,426	$(19,346)	(24)%
Percentage of total net revenue	34%	72%			48%	101%
General and administrative expenses for the three and nine months ended September 30, 2021 increased by $2.5 million or 16% and decreased $19.3 million or 24%, respectively, compared to the three and nine months ended September 30, 2020.
The increase in general and administrative expenses during the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to employee-related costs including stock-based compensation.
The decrease in general and administrative expense during the nine months ended September 30, 2021 compared to the same period in 2020 was largely attributable to a $16.5 million decrease in creator upfront reserves due to the continued resolution of our exposure. The remainder of the decrease was primarily due to a $1.8 million decrease in certain indirect tax reserves due to statute of limitations lapses. Additionally, during the nine months ended September 30, 2021, we increased our accrual for existing litigation settlement which was offset by a reduction due to proceeds recoverable from our insurers.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands except percentages)
Interest expense	$(2,814)	$(10,284)	$7,470	(73)%	$(13,200)	$(13,921)	$721	(5)%
Percentage of total net revenue	(5)%	(47)%			(10)%	(18)%
Interest expense for the three and nine ended September 30, 2021 decreased by $7.5 million or 73% and decreased by $0.7 million or 5%, respectively, compared to the three and nine months ended September 30, 2020.
The decrease in interest expense during the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to a $6.7 million decrease in interest on the term loans which were outstanding during the three months ended September 30, 2020 but were repaid in the first quarter of 2021. The remaining decrease was largely attributable to our adoption of ASU 2020-06 resulting in a lower effective interest on the 2025 Notes.
Interest expense remained relatively consistent during the nine months ended September 30, 2021 compared to the same period in 2020. There was a $4.4 million decrease in interest on the term loans as it was repaid in the first quarter of 2021. This was offset by an increase of $3.6 million interest on the 2025 Notes and 2026 Notes which were issued in June 2020 and March 2021, respectively. For the 2025 Notes, the interest incurred over nine months in 2021 compared to four months in 2020, exceeded the reduction in effective interest due to the adoption of ASU 2020-06.

Loss on debt extinguishment
In March 2021, we repaid in full the outstanding indebtedness under our May 2020 credit agreement by making payments of $125.0 million of principal, a $18.2 million make-whole premium, $9.0 million payment in kind interest and $1.0 million of accrued interest.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Loss on debt extinguishment	—	—	—	—%	$(49,977)	—	$(49,977)	100%
Percentage of total net revenue	—%	—%			(39)%	—%
We recorded a loss on debt extinguishment of $50.0 million during nine months ended September 30, 2021. The loss primarily related to the write-off of unamortized debt discount and issuance costs of $31.8 million and make-whole premiums of $18.2 million. Unamortized debt discounts primarily related to 2,599,174 shares of Class A common stock issued to the FP EB Aggregator, L.P. for a purchase price of $0.01 per share. We accounted for these shares at fair value and recorded $27.4 million as debt discount at issuance. The remaining unamortized discounts and issuance costs relate to the cash costs incurred during the issuance of the term loan.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and foreign exchange rate remeasurement gains and losses recorded from consolidating our subsidiaries each period-end. The primary driver of our other income (expense), net is fluctuation in the value of the U.S. dollar against the local currencies of our foreign subsidiaries.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands except percentages)
Other income (expense), net	$(2,460)	$2,837	$(5,297)	(187)%	$(2,882)	$(5,262)	$2,380	(45)%
Percentage of total net revenue	(5)%	13%			(2)%	(7)%
The increase in other expense during the three months ended September 30, 2021 compared to the same period of 2020 was driven by foreign currency rate measurement fluctuations. We recognized foreign currency rate remeasurement losses during the three months ended September 30, 2021, as a result of the strengthening of the U.S. dollar compared to the currencies with which we operate and process transactions.
The decrease in other expense during the nine months ended September 30, 2021 compared to the same period of 2020 was driven by foreign currency rate measurement fluctuation. We recognized less foreign currency rate remeasurement losses during the nine months ended September 30, 2021, as a result of the weakening of the U.S. dollar compared to the currencies with which we operate and process transactions.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(in thousands except percentages)
Income tax provision	$311	$243	$68	28%	$885	$307	$578	188%
Percentage of total net revenue	1%	1%			1%	—%

The provision for income taxes for the three and nine months ended September 30, 2021 increased by $0.1 million and $0.6 million, respectively, compared to the three and nine months ended September 30, 2020. The increase was primarily attributable to changes in our year over year taxable earnings mix.
Liquidity and Capital Resources
As of September 30, 2021, we had cash and cash equivalents of $667.9 million. Our cash and cash equivalents includes bank deposits and money market funds held by financial institutions and is held for working capital purposes. Collectively, our cash and cash equivalents balances represent a mix of cash that belongs to us and cash that is due to creators. The amounts due to creators, which were $327.6 million as of September 30, 2021, are captioned on our consolidated balance sheets as accounts payable, creators. Although creator cash is legally unrestricted, we do not utilize creator cash for our own financing or investing activities as the amounts are payable to creators on a regular basis. As of September 30, 2021, approximately 25% of our cash was held outside of the United States. The cash was held primarily on behalf of, and to be remitted to, creators and to fund our foreign operations. We do not expect to incur significant taxes related to these amounts.
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
In the second quarter of 2021, we relaunched advance payouts to paid creators who qualify and accept our terms and conditions. As of September 30, 2021, advance payouts outstanding was approximately $300.0 million including $67.7 million of advance payouts issued since the third quarter of 2020, when we resumed the advance payout program on a limited basis.
The terms of our standard merchant agreement obligate creators to repay us for ticket sales advanced under such circumstances. However, we may not be able to recover our losses from these events, and COVID-19 has increased the likelihood that we will not recover these losses. Such unrecoverable amounts could equal up to the value of the ticket sales or amounts settled to the creator prior to the event that has been postponed or cancelled or is otherwise disputed. We record estimates for losses related to chargebacks and refunds of the face value of tickets based on various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, the size and nature of future events, the remaining time to event date, and actual chargeback and refund activity during the current year. Due to the nature of the COVID-19 pandemic and the limited amount of currently available data, there is a high degree of uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our recorded reserves in the future to reflect our best estimates of future outcomes, and we may pay in cash a portion of, all of, or a greater amount than the $23.0 million provision recorded as of September 30, 2021.
Previously we made payments of our funds to creators to provide the creator with short-term liquidity in advance of ticket sales. These amounts are recovered by us as tickets are sold by the respective creator, and are typically expected to be recovered within 12 months of the payment date. We maintain an allowance for estimated creator advances that are not recoverable and present the creator advances balances net on our condensed consolidated balance sheets. Creator advances, net were $2.2 million and $6.7 million as of September 30, 2021 and December 31, 2020, respectively.
We believe that our existing cash, including proceeds from the 2025 Notes and 2026 Notes, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect.

Cash Flows
Our cash flow activities were as follows for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$116,239	$(123,959)
Investing activities	(1,658)	(4,608)
Financing activities	46,634	251,555
Net increase in cash, cash equivalents and restricted cash	$161,215	$122,988

Comparison of Nine Months Ended September 30, 2021 and 2020
Cash Flows from Operating Activities
The net cash provided by operating activities for the nine months ended September 30, 2021 was $116.2 million, which primarily resulted from our net loss of $122.2 million, adjusted for non-cash charges primarily consisting of $50.0 million loss on debt extinguishment, $36.0 million stock-based compensation expense, $14.5 million depreciation and amortization, and $5.6 million non-cash interest expense. Additional cash was provided by changes in working capital consisting of a $136.5 million increase in accounts payable to creators due to an increase in paid ticket volume.
The net cash used in operating activities for the nine months ended September 30, 2020 was $124.0 million which primarily resulted from our net loss of $204.5 million, adjusted for non-cash charges primarily consisting of $73.2 million provision for chargebacks and refunds, $30.5 million stock-based compensation expense, $17.3 million depreciation and amortization, and $5.8 million non-cash interest expense. Additional cash was used in changes in working capital consisting of a $90.1 million decrease in accounts payable to creators and $45.3 million decrease in funds receivable. These changes to working capital were primarily driven by the decrease in paid ticket volume due to the COVID-19 pandemic.
Cash Flows from Investing Activities
The net cash used in investing activities of $1.7 million for the nine months ended September 30, 2021 consisted of $1.1 million capitalized internal-use software development costs and $0.5 million purchases of property and equipment.
The net cash used in investing activities of $4.6 million for the nine months ended September 30, 2020 consisted of $3.3 million capitalized software development costs and $1.3 million purchases of property and equipment.
Cash Flows from Financing Activities
The net cash provided by financing activities of $46.6 million during the nine months ended September 30, 2021 was primarily due to $207.0 million proceeds from issuing the 2026 Notes, net of issuance costs, and $10.3 million proceeds from the exercise of stock options, offset by $143.2 million repayment of term loans including prepayment premium, $18.5 million purchase of the 2026 Capped Calls in connection with the issuance of the 2026 Notes and $9.4 million taxes paid related to net share settlement of equity awards.
The net cash provided by financing activities of $251.6 million during the nine months ended September 30, 2020 was primarily due to $256.7 million proceeds from issuing the term loans and 2025 Notes, net of issuance costs, and $14.1 million proceeds from the exercise of stock options, partially offset by $15.6 million purchase of the 2025 Capped Calls in connection with the issuance of the 2025 Notes and $4.0 million taxes paid related to net share settlement of equity awards.
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

Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements and did not have any such arrangements as of September 30, 2021.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
As of September 30, 2021, our 2025 Notes and 2026 Notes were outstanding, both of which are subject to fixed annual interest charges. We have therefore no financial or economic exposure associated with changes in interest rates. However, the fair value of these financial instruments may fluctuate when interest rates change or can be affected when the market price of our Class A common stock fluctuates. We carry the convertible senior notes at face value less unamortized issuance cost on our balance sheet, and we present the fair value for required disclosure purposes only.
Foreign Currency Risk
Many creators live or operate outside the United States, and therefore, we have significant ticket sales denominated in foreign currencies, most notably the British Pound, Euro, Canadian Dollar, Australian Dollar, Brazilian Real and Argentinian Peso. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Accordingly, we are subject to foreign currency risk, which may adversely impact our financial results. The functional currency of our international subsidiaries is the U.S. dollar. Movements in foreign exchange rates are recorded in other income (expense), net in our condensed consolidated statements of operations. We have experienced and will continue to experience fluctuations in foreign exchange gains and losses related to changes in exchange rates. If our foreign-currency denominated assets, liabilities, revenues, or expenses increase, our results of operations may be more significantly impacted by fluctuations in the exchange rates of the currencies in which we do business. A 10% increase or decrease in current exchange rates would not have a material impact on our consolidated results of operations.
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
Based on that evaluation, the principal executive officer and the principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required for disclosure in reports filed or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to Company management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (2020 Form 10-K) and Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021. You should carefully consider the risks and uncertainties described in the 2020 Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, together with all of the other information in our 2020 Form 10-K, and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and other documents that we file with the U.S. Securities and Exchange Commission. The risks and uncertainties described in the 2020 Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021 may not be the only ones we face. If any of the risks actually occur, our business, results of operations, financial condition and prospects could be harmed. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. Many of the risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

There were no sales of unregistered equity securities during the three and nine months ended September 30, 2021 that were not previously reported on a Current Report on Form 8-K.

Item 6. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Index

	Description of Exhibits	Incorporated by Reference
Exhibit Number		Form	Exhibit Number	Date Filed

3.2	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	August 28, 2018
3.4	Amended and Restated Bylaws.	S-1/A	3.4	August 28, 2018
4.1	Form of Class A Common Stock Certificate.	S-1/A	4.1	September 7, 2018
10.1	Sublease Agreement, dated August 23, 2021, by and between Eventbrite, Inc. and Zillow Group, Inc.	8-K	10.1	August 26, 2021
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)			Filed herewith

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

Eventbrite, Inc.

October 28, 2021	By:	/s/ Julia Hartz
Julia Hartz
Chief Executive Officer
(Principal Executive Officer)

October 28, 2021	By:	/s/ Charles Baker
Charles Baker
Chief Financial Officer
(Principal Financial Officer)

October 28, 2021	By:	/s/ Xiaojing Fan
Xiaojing Fan
Chief Accounting Officer
(Principal Accounting Officer)