Form 10-K
period 2021-12-31
Eventbrite, Inc.
filed 2022-02-18
CIK 1475115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K
____________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

535 Mission Street, 8th floor, San Francisco, CA 94105 (415) 692-7779 (Address, including zip code and telephone number, including area code, of Registrant’s principal executive offices)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the New York Stock Exchange on such date was approximately $1.43 billion.
As of February 9, 2022, 86,743,897 shares of the registrant's Class A common stock and 10,812,927 shares of the registrant's Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates information by reference from the definitive Proxy Statement to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2021.

EVENTBRITE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "appears," "shall," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements related to the impacts of the COVID-19 global health pandemic, including its impact on us, our operations, or our future financial or operational results; the duration and extent of, and recovery from the COVID-19 global health pandemic, including the impact of vaccines, the removal or reimposition of restrictions on in-person events, the market response to the recovery, our expectations regarding the timing of recovery of paid ticket volumes and event creator and event attendees’ behavior in relation to the recovery; statements regarding our convertible senior notes, including the intended use of the net proceeds; statements about our future financial performance, including our revenue, costs of revenue and operating expenses; our anticipated growth and growth strategies and our ability to effectively manage that growth; our ability to achieve and grow profitability; changes in our business model; our advance payout program; the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs; our predictions about industry and market trends; our ability to attract and retain creators; our ability to successfully operate internationally; our ability to attract and retain employees; our ability to comply with modified or new laws and regulations applying to our business; and our ability to successfully defend litigation brought against us and the potential effect of any current litigation on our business, financial position, results of operations or liquidity.

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
•Our corporate strategy may not be successful.
•Our success depends on our ability to attract new creators and retain existing creators.
•We have a history of losses and we may not be able to generate sufficient revenue to achieve and maintain profitability.
•If we do not continue to maintain and improve our platform or develop successful new solutions and enhancements or improve existing ones, our business will suffer.
•We rely on the experience and expertise of our founders, senior management team, key technical employees and other highly skilled personnel and the failure to retain, motivate or integrate any of these individuals could have an adverse effect on our business, results of operations and financial condition.
•Our corporate culture has contributed to our success, and if we cannot maintain this culture, we could lose the innovation, creativity and teamwork fostered by our culture, which could harm our business.
•Our software is highly complex, and we have in the past, and may in the future, discover previously undetected errors.
•Any significant system interruption or delays could damage our reputation, result in a potential loss of creators and adversely impact our business.
•If we cannot reach and attract attendees, our business will be harmed.
•We pay recoupable advances, to certain creators when entering into exclusive ticketing or services agreements or when we are contractually obligated to do so. In addition, we have in the past, and may in the future, pay non-recoupable payments. If these arrangements do not perform as we expect or the scheduled events are cancelled, our business, results of operations and financial condition may be harmed.
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
•Changes in Internet search engine algorithms and dynamics, search engine disintermediation, changes in marketplace rules or changes in privacy and consumer data access could have a negative impact on traffic for our sites or functionality of our product and ultimately, our business and results of operations.

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
The global COVID-19 pandemic has tested our mission, our company, and the events industry. Despite the non-linear nature of the ongoing recovery, we are entering 2022 with confidence in our strategy, a strong connection to the needs of creators, and a disciplined team. In 2020, as government and third-party preventative and protective measures limited the ability to gather in-person, we acted swiftly to implement cost savings and access capital to strengthen our financial position in response to the pandemic, and we shifted our strategy to focus on our self-service creator experience and support for virtual events. In 2021, we recentered on powering in-person events as restrictions eased in many regions, and our paid ticket volume for in-person events increased by 53% over 2020. Although the extent and duration of the impact that the COVID-19 pandemic will continue to have on our business is highly uncertain, we believe the human need to connect and feel part of a community, to share ideas, entertain and learn remains as strong as ever. For more than a decade, Eventbrite has been there, meeting this core need and sparking human connection in nearly 180 countries.
The Eventbrite platform was built as a self-service platform to make it possible for anyone to create and sell tickets to live experiences. Creators—the people who bring others together to share their passions, artistry and causes through live experiences—are our North Star, and we have built, and continue to build, our platform to provide them with an intuitive, secure and reliable way to plan and execute their live and online events and scale their operations. We have a creator-aligned business model: we succeed when our creators succeed. We allow hosts of free events to use our platform for free, and we charge creators of paid events on a per-ticket basis when an attendee purchases a paid ticket for an event. Our self-service platform gives creators control and speed, makes it easier to host and market events, and ultimately helps them sell more tickets and scale their businesses.
Over the last 18 months, the human need to gather together and the draw of live experiences have remained strong, and our creators are leaning in to serve eager audiences. Eventbrite has demonstrated its understanding of creators and its ability to execute for them throughout this period, and we too are driving forward with excitement. We believe that by maintaining our sharp focus on anticipating and serving the needs of creators of live experiences, we can enable greater success for more creators and deliver sustainable growth and improved profitability for years to come.
In 2021, more than 660,000 creators held over five million free and paid events using Eventbrite, issuing nearly 291 million tickets to consumers on our global platform.
Our Opportunity
We have positioned ourselves as a leader specializing in mid-market experiences—the millions of events globally that fall between stadium-scale events and small personal gatherings. Prior to coming to Eventbrite, many event creators used ad hoc solutions, including spreadsheets and pen and paper, to transact tickets, manage payments, and market their events to attendees. We believe we uniquely solve these needs, particularly the specific needs of creators of frequently occurring events, and enable them to bring their passions to their audiences and build thriving businesses.
In May 2021, we introduced Eventbrite Boost to help creators find and grow their audiences. We believe our view into attributes like ticket-buying behavior, audience engagement, and advertising effectiveness can make a meaningful positive impact on ticket sales for creators who use Eventbrite’s marketing tools. Over time, we plan to further make Boost and other marketing capabilities key features of the core Eventbrite experience, which we believe will increase creator engagement as well as ticketing volume on our platform.
Our Growth Strategy
While Eventbrite has and will continue to open its arms to event creators who want the control and speed that our self-service platform offers, frequent creators are at the center of our strategy. Frequent creators typically host live (virtual and/or in-person) events multiple times per quarter. They excel at community-building, constantly evolve to meet the demands of their audiences, work in small and agile teams, and aim to make a career out of their events-based offering.
Before coming to Eventbrite, many frequent creators operate by cobbling together a handful of disparate services and vendors to sustain their events-based businesses. Our strategy is to solve their specific needs through a holistic self-service solution that builds their confidence, enables them to reach new audiences and grow their business. By using our tools to efficiently and intuitively address their ticketing and marketing needs, frequent creators can free their time to concentrate on running successful events that deliver fresh and compelling content, reach wider audiences, and cultivate happy customers who plan to come back. Eventbrite therefore becomes an essential tool that helps frequent creators both express their skills and build their community.
The key elements of our growth strategy are:
Build Creator Confidence. We strive to build a product experience and brand that will delight our frequent creators and help give them the confidence to hold more events and achieve their business goals, thereby driving our own success and revenue. We plan to continue building tools that will enable creators to expand their reach and engagement, as we refine our platform to make it even more intuitive and easy-to-use, particularly for creating and managing multiple events. Our industry insights and reinforcement of creators’ success are designed to give creators confidence to hold another event.
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
Our Strategy for Adapting to COVID-19
The ongoing global COVID-19 pandemic and the preventative and protective actions that governments, other third parties or we have taken or may in the future take in respect of COVID-19, including government lockdowns and quarantine measures, have resulted, and will continue to result, in global economic and business disruption, including disruption to our business. In 2020, we acted swiftly to implement cost savings and access capital to strengthen our financial position in response to the pandemic, and we shifted our strategy to focus on our self-service creator experience and support for virtual events. In 2021, we continued to closely manage our expenses, and invested in product enhancements to help overall usability for both frequent and single-event creators while increasing the breadth of capabilities on our platform. To execute on this strategy, we ramped up our engineering hiring in 2021 and intend to establish a talent hub in India in 2022. We recognize that the near-term recovery may not be linear, particularly in light of recent information related to new variants of the virus, however we believe that our sharpened focus and product-first orientation will drive strong growth as our product solutions expand and our volumes scale in the future.
The COVID-19 pandemic is ongoing in nature and significant uncertainty remains regarding the extent and duration of the impact on our business. The full extent to which COVID-19 impacts our business, results of operations and financial condition cannot be predicted at this time, the impact of COVID-19 may persist for an extended period of time or become more pronounced which may result in a reduction in paid ticket volume and an increase in event cancellation losses.
Our Platform
We leverage technology to connect event creators and attendees through live experiences. Our platform consists of the Eventbrite Platform, our event creators and our technology.
The Eventbrite Platform
Eventbrite was founded with a creator-first ethos, and our deep connection to creator communities around the world has helped us to anticipate their needs across the lifecycle of their events. From marketing and ticketing to event analytics, we built our self-service solution by listening to our creators.

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
We offer pricing packages in order to be able to meet the varying needs of creators who come to our platform. We offer three different pricing packages for ticketing services, and with the launch of Boost, we also offer three different paid monthly subscriptions for marketing services, each with corresponding levels of features to provide flexibility for each creator. Annual Boost subscriptions are available at each level for a discounted rate. To help drive the growth of our business, we have periodically adjusted the pricing and components of our packages.
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
Built for Self-Service
Our self-service approach has allowed us to pioneer a powerful business model that drives our go-to-market strategy and allows us to efficiently serve a large number and variety of creators. It also enabled us to reposition our strategy during COVID-19 to continue building the best product for our creators while effectively managing our operational expenses. Historically, we derived approximately half our revenue from creators who signed themselves up to use our platform and approximately half our revenue from creators acquired through our sales channels, many of whom expected significant customer support. In April 2020, in response to the COVID-19 pandemic, we decided to refocus our strategy on acquiring and retaining creators who use our platform with minimal training, support or professional services, rather than creators who require significant on-site services and customer support.
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
Human Capital
Eventbrite is committed to bringing the world together through live experiences, and we like to think about working at Eventbrite as the ultimate live experience. In order to continue building on our innovative self-service ticketing and experience technology platform, it is important that we attract, engage and retain talented employees. We have made great strides in strengthening our employee experience as illustrated by a 20 point increase in engagement over the last year. We attribute this gain to our rigorous focus on setting and delivering our company strategy, compensation and performance management, and empowering our Britelings to learn and grow. As part of these efforts, we strive to offer a competitive compensation and benefits program tailored to our employees' needs across our global locations. We also provide meaningful perks, work to foster a diverse and inclusive culture and connect our employees with opportunities to make an impact in their communities.
As of December 31, 2021, we had a total of 707 employees, of which 398 were in the United States and 309 were outside the United States.

Compensation and Benefits Program
Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to drive our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide employees with compensation packages that include base salary, cash bonuses, and long-term incentives in the form of stock. We believe that a competitive compensation program with both short-term and long-term award opportunities tied to the achievement of meaningful performance metrics, allows us to align employees with stockholders interests. In addition to our compensation programs, we focus on promoting the total wellness of our people through resources, services and programs that support the physical, mental, and financial health of our Britelings and their families. We offer a wide range of benefits, such as comprehensive health insurance, access to certified coaches and therapists, paid time off, paid parental leave, retirement plans and a wide variety of perks and stipends. We further support Britelings' wellness through our BriteBreak program, which was established in 2020 to increase productivity, mitigate burnout, and drive increased engagement and retention with designated days off once per month. We enhanced a number of these benefits to support our employees through the challenges arising from the COVID-19 pandemic, including payments to assist with work from home costs.
Diversity, Equity and Inclusion
We believe that progress as a society and as a company comes from proactively fostering diversity, equity and inclusion with tangible, evidence-based practices that we believe are key to attracting and retaining top talent. We are committed to hiring and retaining a diverse, equitable and inclusive team through initiatives that will ensure we are considering a diverse slate of candidates for all mid-level and higher positions and conducting audits to ensure pay equity. We are also focused on supporting Britelings across the full employee lifecycle and have implemented programs and practices designed to promote inclusion and diversity, employee engagement and employee wellness. For example, to foster an increased sense of inclusion at Eventbrite, we are committed to hosting ongoing workshops, conversations, exercises and training to explore how we can create change in our roles to foster more diversity, equity, and inclusion. We also support employee “BriteBelonging'' groups, an important component of our culture, which help to build an inclusive culture through company events and education, networking and mentorship opportunities, participation in our recruitment efforts, and input into our hiring strategies. Further, we are using our platform and marketing channels to amplify creators that promote racial and social justice, equality, equity and civic action. To strengthen the communities we work and live in we advocated for national policies that promote gender and racial equity including paid family and medical leave and advancing voting rights in the United States.
Social Impact
In 2021, we continued our efforts to help creators re-connect with their communities and navigate the return of their in-person events. We lobbied and advocated on behalf of the event community impacted by COVID-19 and supported our creators in accessing federal funding available to them, empowered event creators to prioritize safety when hosting in-person events with our COVID-19 Safety Playbook for Events, and enabled over 1.8 million vaccine registrations across 23 countries and 46 U.S. states. We launched Eventbrite Advocacy to engage our creators in policy advocacy, allowing the scale of our creator community to drive positive change meaningful to them, and small businesses generally. Through our Community Engagement Time Off program, our full-time global employees are offered paid time off to expand their understanding, advocacy and engagement with their communities. We supported employees in this effort by offering opportunities to contribute to voter registration, global map-making to support disaster relief, and resume building support for young people.
While helping our creators re-build their businesses and event attendee communities, and also supporting our employees through their own COVID-related life experiences, we have become even more aware of the importance of Eventbrite’s mission to bring the world together. Social isolation was a global health concern long before our 2020 lockdowns, and the pandemic has only exacerbated the physical and mental downstream effects from lack of connection. In 2022, we plan to take our mission further by amplifying the power that connection, especially through live experiences, has to relieve social isolation. Our Social Connection program seeks to raise awareness about social isolation and reduce its stigma, support creators in hosting more socially connected events, and use our lobbying infrastructure to elevate social isolation as a public health priority. We believe our commitment to address the physical and mental health effects of social isolation will help alleviate suffering from social isolation, while enhancing our efforts to attract and retain high performing employees, strengthening our trust with creators and consumers, and allowing us to engage with our customers in new ways.
Competition
The market for event management solutions is highly fragmented and is impacted by shifting creator and attendee needs and changing technology and consumer trends. We also compete with internally-developed systems. This competitive landscape provides creators and attendees with many channels to promote or engage with live experiences.

We believe that our competitors fall into four broad groups: internally-developed ad hoc systems that creators cobble together on their own; event management software vendors, who are typically dedicated to a particular category of events in a limited number of countries; smaller niche or regional providers, who are typically smaller in scale and have limited technology and feature functionality; and more recently, large technology companies who have added products in the online events space and whose user-bases have substantial event-related activity, such as Facebook, Spotify and Zoom.
With respect to each of these competitor types, we seek to differentiate ourselves by being an event technology platform first and foremost, continuing to build a self-service product that will delight event creators, leveraging our scale and helping to build larger, more engaged audiences for our event creators.
Intellectual Property
Our ability to protect our intellectual property, including our technology, is an important factor in the success of our business. We rely on intellectual property laws, including trademarks, domain names, copyrights, trade secrets and patents laws, in the U.S. and abroad. We also use contractual provisions and restrictions governing access to our proprietary technology, including the use of confidentiality agreements and assignment of inventions agreements with employees, independent contractors, consultants, and companies with which we conduct business. As of December 31, 2021, we had 13 issued patents, which expire between 2031 and 2032, and one patent application pending in the United States. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective.
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
Corporate Information
Eventbrite, Inc. was incorporated in Delaware in March 2008. Our corporate headquarters are located at 535 Mission Street, 8th floor, San Francisco, California 94105. Our website address is www.eventbrite.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K.
Additional Information
The following filings are available through our investor relations website after we file them with the Securities and Exchange Commission (SEC): Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our Proxy Statements for our annual meetings of stockholders. These filings are also available for download free of charge on our investor relations website. Our investor relations website is located at http://investor.eventbrite.com/. The SEC also maintains a website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.
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
The ongoing global COVID-19 pandemic and the preventative and protective actions that governments, other third parties or we have taken or may in the future take in respect of COVID-19, including government lockdowns and quarantine measures, have resulted, and will continue to result, in business disruption and reduced operations. In 2021, we saw the loosening of government-mandated COVID-19 restrictions during periods of improved COVID-19 infection levels. However, upon worsening COVID-19 infection rates in certain locations as a result of the delta and omicron variants, some national, regional and local governmental authorities have either re-imposed some or all of the earlier restrictions or imposed other restrictions, in an effort to prevent the spread of COVID-19. Further, negative public perception of the health risks from COVID-19, even in areas where local authorities have not re-imposed lockdown or quarantine measures, has caused and may continue to cause individuals to change their behaviors to reduce their risk of exposure to COVID-19, including by limiting their time gathering with others.
In late 2020 and early 2021, vaccines for combating COVID-19 were approved by health agencies in certain countries and regions in which we operate (including the United States, United Kingdom, European Union, Canada and Australia) and began to be administered. While a significant portion of the populations in the countries and regions in which we operate has been vaccinated, vaccine availability is still limited in many countries and regions, and vaccine uptake, including booster vaccination, has been limited in certain countries in which we operate, including the United States and United Kingdom. Further, the rate of “breakthrough” COVID-19 cases in fully or partially vaccinated individuals may affect consumer behavior and the live event market and adversely affect our business.
On September 9, 2021, President Biden announced plans for the federal Occupational Safety and Health Administration, or OSHA, to issue an Emergency Temporary Standard, or ETS, mandating that all employers with more than 100 employees ensure their workers are either fully vaccinated against COVID-19 or produce, on a weekly basis, a negative COVID-19 test. On November 4, 2021, OSHA issued the ETS, which would have required covered employers to comply with the vaccine mandate beginning with January 4, 2022 or face substantial penalties for non-compliance. While the Supreme Court reinstated a stay on the federal vaccine mandate, it is possible that the stay could be lifted or additional, more protective vaccine mandates may be announced by state or local jurisdictions that could impact our workforce and operations. Although we cannot predict with certainty the impact that the ETS and any other related measures will have on our workforce and operations, these requirements and any such future requirements may result in attrition and impede our ability to recruit and retain our workforce.
There is significant uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on our business. The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the long-term health impact of COVID-19, the emergence or severity of new variants, the actions taken to contain outbreaks or mitigate the impact of COVID-19, whether on a national, regional or local level, the distribution, uptake and efficacy of vaccines, and changes in consumer behavior and the live event market in response to COVID-19, both during and after the acute stage of the COVID-19 pandemic. The full extent to which COVID-19 impacts our business, results of operations and financial condition cannot be predicted at this time and the impact of COVID-19 may persist for an extended period of time or become more pronounced.

In addition, the COVID-19 pandemic may adversely impact the business and operations of third party service providers who perform critical services for our business, which in turn may adversely affect our business, results of operations and financial condition.
Further, our business depends on discretionary consumer and corporate spending. During periods of economic slowdown and recession such as the worldwide recession triggered by the COVID-19 pandemic, as well as other periods of economic instability or uncertainty, consumers have historically reduced their discretionary spending. In addition, as a result of labor and materials shortages and supply chain delays exacerbated by COVID-19, many regions have experienced and are continuing to experience rising consumer prices. With the rise in prices of essential goods and services, consumers have historically reduced their discretionary spending. The impact of economic slowdowns and rising consumer prices on our business is difficult to predict, but they may result in reductions in ticket and registration sales and our ability to generate revenue. Many factors related to discretionary consumer and corporate spending, including employment, fuel prices, interest and tax rates and inflation, can adversely impact our results of operations.
In addition, the occurrence and threat of extraordinary events, such as public health concerns, epidemics and pandemics (including the COVID-19 pandemic), terrorist attacks, mass-casualty incidents, such as the mass casualty event at a Houston music festival in November 2021, natural disasters or similar events, or loss or restriction of individuals’ rights to assemble, may deter creators from producing large events and substantially decrease the attendance at live events. For example, in January 2017, five people were killed at a music festival in Mexico ticketed by us, and in July 2019, four people were killed at a community festival in Gilroy, California, which was ticketed by us. Terrorism and security incidents, military actions in foreign locations and periodic elevated terrorism alerts have increased public concerns regarding air travel, military actions and national or local catastrophic incidents. These concerns have led to numerous challenging operating factors at live events, including additional logistics for event safety and increased costs of security. These challenges may impact the creator and attendee experience and lead to fewer events by creators and as a result may harm our results of operations.
Furthermore, climate change is expected to continue to cause adverse weather conditions, increased weather variability and natural disasters to become more frequent and less predictable. Adverse weather and climate conditions could impact the number, size and success of events and disrupt our operations in any of our offices or the operations of creators, third-party providers, vendors or partners. If fewer events are held because of adverse weather and climate conditions, our results of operations may be harmed. If an event is cancelled or rescheduled due to weather, attendees may expect and may be entitled to a refund, which may harm our results of operations and those of creators.
Any adverse condition, including those described above, that could lead to unsatisfied event attendees and require refunds or chargebacks or increase complexity and costs for creators and us, would harm our business, results of operations and financial condition.
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
The COVID-19 pandemic and its impact on the events industry and global economy have made it difficult for us to forecast the level or source of our revenue accurately. As a result, in 2020 we withdrew our first quarter and full year 2020 financial guidance, and we did not provide guidance for 2021. While we provided certain guidance for the first quarter of 2022 and may resume providing more detailed financial guidance, we may withdraw our guidance or discontinue providing guidance if we determine that the course of the pandemic or other conditions would render such guidance unreliable.
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
We have experienced, and will continue to experience, chargebacks related to postponed or cancelled events and claims from attendees that creators have not performed their obligations or that events did not match their descriptions. These claims could arise from creator fraud or misuse, an unintentional failure of the event, which includes reschedules, indefinite postponements and cancellations, or from fraudulent claims by an attendee. We have experienced a high volume of event reschedules, postponements and cancellations because of the COVID-19 pandemic, especially in 2020, which has significantly increased attendee claims and related reversals of payments received by us from payment card networks (known as chargebacks) and losses as a result of advance payment of ticket fees to creators. We may continue to experience a high volume of event reschedules, postponements and cancellations related to the COVID-19 pandemic, and expect we will experience a high volume of event reschedules, postponements and cancellations in the event of future global health crises, epidemics and pandemics.
Historically, for qualified creators who applied for payments in advance of their events to fund event-related costs, we passed proceeds from ticket sales to the creators prior to the events as we received the ticket sales proceeds, subject to certain limitations. We refer to these payments as advance payouts. When we provide advance payouts, we assume significant risk that the event may be cancelled, postponed, fraudulent, materially not as described or removed from our platform due to its failure to comply with our terms of service, merchant agreement or community guidelines, resulting in significant chargebacks, refund requests and/or disputes between attendees and creators. This risk was exacerbated by the unprecedented nature of the COVID-19 pandemic. The terms of our standard merchant agreement obligate creators to repay us for ticket sales advanced under such circumstances. However, we may not be able to recover our losses from these events, and COVID-19 has significantly increased the likelihood that we will not recover these losses. Such unrecoverable amounts and third-party fees could equal up to the value of the transaction or transactions settled to the creator prior to the event that has been postponed or cancelled or is otherwise disputed. This amount could be many multiples of the fees we collected from such transactions.
In March 2020, in light of the COVID-19 pandemic, we temporarily stopped making advance payouts to creators. In late 2020, we started making advance payouts to a limited number of low risk creators, and in the second quarter of 2021, we relaunched Scheduled Payouts (advance payouts) to paid creators who qualify and accept the Company's standard or negotiated terms and conditions. As of December 31, 2021, advance payouts outstanding was approximately $319.3 million including $79.5 million of advance payouts issued since the third quarter of 2020, when we resumed the advance payout program on a limited basis.

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
Our corporate strategy may not be successful.
In April 2020, in response to the COVID-19 pandemic, we decided to refocus our strategy on acquiring and retaining creators who are able to use our platform with limited training, support or professional services, rather than creators who require significant support from our account management and/or field operations functions. As a result, we have renegotiated or terminated the contracts of many of the creators acquired through our sales channel, many of whom expected significant customer support, and reduced the size of our account management and field operations teams. At this time, we are not able to estimate the number of creators who left our platform as a result of the service level changes as opposed to those who have simply not held events due to the pandemic. Our ability to successfully implement our refocused strategy will depend on, among other things, our ability to closely manage our operating expenses and attract and retain senior management and other highly qualified personnel, and the success of our refocused strategy itself. In 2021, we re-accelerated hiring, particularly in our engineering and development functions. These hiring efforts may not be sufficient to fully execute our strategy, and we may not be able to effectively attract or retain senior management or other qualified employees needed to implement this strategy. Further, in 2022 we plan to open a talent hub in India to further support our product strategy, which may add to the complexity and costs of our business operations. As a new entrant into the Indian talent market, we may be unable to attract highly qualified personnel, and we may not successfully make our Indian Britelings part of our global Briteling community. If we are unable to hire and retain highly qualified employees in India, or if we are unable to do so in a cost effective manner, we may not be able to fully execute our strategy or realize returns on our investment in India. If we are unable to successfully execute our strategy, or if our strategy itself is not successful, our business, results of operations and financial condition may be adversely affected.
Our success depends on our ability to attract new creators and retain existing creators.
In April 2020, in response to the COVID-19 pandemic, we decided to refocus our strategy on acquiring and retaining creators who are able to use our platform with limited live training, support or professional services, rather than creators who required significant support from our customer success and/or field operations functions. As part of this effort, we have reduced the size of our sales, customer success and field operations teams. Some creators who require a higher level of customer support have renegotiated or terminated their contracts with us, and more such creators may do so in the future. At this time, we are not able to estimate the number of creators who left our platform as a result of the service level changes as opposed to those who have simply not held events due to the pandemic.
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
•our ability to maintain and continually enhance our platform and provide products and services that are valuable and helpful to creators, which maintenance and enhancements may take place at a slower pace if we are unable to attract and retain a sufficient number of highly qualified engineering and development personnel;
•our decisions to sunset or replace features that some creators find valuable and helpful;
•our ability to offer requisite levels of customer support to creators and consumers;

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
We incurred net losses of $139.1 million and $224.7 million in the years ended December 31, 2021 and 2020, respectively, and as of December 31, 2021, we had an accumulated deficit of $733.6 million. Because of the impact of the COVID-19 pandemic, our revenue decreased significantly in the year ended December 31, 2020 as compared to December 31, 2019, and we expect that our revenue may decrease significantly in the near-term. We do not know when our net revenue will return to its pre-COVID-19 levels, if ever.
You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We expect to continue to incur losses due to the impact of the COVID-19 pandemic on our business and the current state of the global economy. If we are unable to return to revenue growth and manage our expenses effectively, we will not be able to achieve and maintain profitability.
If we do not continue to maintain and improve our platform or develop successful new solutions and enhancements or improve existing ones, our business will suffer.
Our ability to attract and retain creators depends in large part on our ability to provide a user-friendly and effective platform, develop and improve our platform and introduce compelling new solutions and enhancements. Our industry is characterized by rapidly changing technology, new service and product introductions and changing demands of creators. We spend substantial time and resources understanding creators’ needs and responding to them. Building new solutions is costly and complex, and the timetable for commercial release is difficult to predict and may vary from our historical experience. In response to the COVID-19 pandemic, we shifted our focus to attracting and retaining creators who use our platform with limited training, support or professional services and reduced our workforce by approximately 45% in 2020, including engineering and development personnel. In 2021, we reaccelerated hiring, particularly in our engineering and development functions, and in 2022 we plan to open a talent hub in India to further support our product strategy. However, these hiring efforts may not be sufficient to execute our strategy and may result in fewer, more targeted product enhancements and a slower product development timetable than we would like to achieve. In addition, after development, creators may not be satisfied with our enhancements or perceive that the enhancements do not adequately meet their needs. The success of any new solution or enhancement to our platform depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with our platform, creator awareness and overall market acceptance and adoption. If we do not continue to maintain and improve our platform or develop successful new solutions and enhancements or improve existing ones, our business, results of operations and financial condition could be harmed.
We rely on the experience and expertise of our founders, senior management team, key technical employees and other highly skilled personnel and the failure to retain, motivate or integrate any of these individuals could have an adverse effect on our business, results of operations and financial condition.
Our success depends upon the continued service of our founders, senior management team and key technical employees, as well as our ability to continue to attract and retain additional highly qualified personnel. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain and integrate highly skilled personnel for all areas of our organization. Each of our employees could terminate his or her relationship with us at any time. The loss of any of our founders or any other member of our senior management team or key personnel might significantly delay or prevent the achievement of our business objectives and could harm our business and our relationships. Recently, one of our founders, Renaud Visage, transitioned out of the Company after 15 years of service. Competition in our industry for qualified employees is intense. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees.
To execute on our business strategy, we must attract and retain highly qualified personnel. We have had difficulty quickly filling certain open positions in the past, and we expect to have significant future hiring needs. We face significant competition for personnel, particularly in the United States, Argentina and Spain, specifically for engineers experienced in designing and developing cloud-based platform products. In order to continue to access top talent, we are opening a talent hub in India in 2022, which may add to the complexity and costs of our business operations. Many of the companies with which we compete for experienced personnel have greater resources than we have, and we have had to offer, and believe we will need to continue to offer, increasingly competitive compensation and benefits packages. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. Further, across many industries, labor costs have risen dramatically in recent months. We may need to increase our employee compensation levels in response to competition, labor market conditions, rising inflation or labor shortages, which would increase our operating expenses and reduce our margins. If the ongoing labor shortage continues or worsens, we may not be able to hire new employees quickly enough to meet our needs. In addition, we may continue to experience employee turnover as a result of the ongoing “great resignation” occurring throughout the U.S. economy. New hires require training and take time before they achieve full productivity and may not become as productive as we expect. This may be more difficult given our shift to a flexible work model. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency and ability to meet forecasts, as well as our employee morale, productivity, and retention, could suffer, which may harm our business.
Our corporate culture has contributed to our success, and if we cannot maintain this culture, we could lose the innovation, creativity and teamwork fostered by our culture, which could harm our business.
We believe that our corporate culture has been an important contributor to our success, which we believe fosters innovation, teamwork and passion for creators. As a result of the COVID-19 pandemic, our global workforce worked primarily remotely in 2021, with a small subset of employees optionally returning to the office when local conditions permitted safe gathering. With most of our employees working remotely, we could face operational difficulties that could impair our ability to conduct and manage our business effectively. As we work from home, we may find it difficult to maintain our corporate culture, which could limit our ability to innovate, operate effectively and retain employees. In addition, we may face challenges in integrating new employees from our planned talent hub in India or any acquired companies into our corporate culture. Further, most of our employees have been with us for fewer than two years as a result of our April 2020 global workforce reduction and our increased hiring to implement our refocused strategy. We must effectively integrate, develop and motivate this growing number of new employees. In late-2020, we adopted our future work plan, which provides our workforce with the option to come into the office for work when our offices reopen, to come into the office occasionally or to work solely from home. While we believe this work plan will benefit our workforce and company, it is possible that it could result in operational difficulties and affect our culture. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, maintain our performance or execute on our business strategy, which may harm our business, results of operations and financial condition.
Our software is highly complex, and we have in the past, and may in the future, discover previously undetected errors.
The software underlying our platform is highly complex and we have in the past, and may in the future, detect previously undetected errors or vulnerabilities, some of which may only be discovered after the code has been used in a production environment to deliver products and services. Any real or perceived errors, failures, bugs or other vulnerabilities discovered in our code could result in negative publicity and damage to our reputation, loss of creators and attendees, loss of or delay in market acceptance of our platform, loss of competitive position, loss of revenue or liability for damages, overpayments and/or underpayments, any of which could harm the confidence of creators and attendees on our platform, our business, results of operations and financial condition. In such an event, we may be required or may choose to expend additional resources in order to help correct the problem which may divert engineering staff from building new solutions or product enhancements. Because creators use our platform for processes that are critical to their businesses, errors, failures or bugs in our code, or the underlying infrastructure, have resulted, and could in the future result, in creators seeking significant compensation from us for any losses they suffer and/or ceasing conducting business with us altogether. There can be no assurance that provisions typically included in our agreements with creators that attempt to limit our exposure to claims would be enforceable or adequate or would otherwise protect us from liabilities or damages with respect to any particular claim. Even if unsuccessful, a claim brought against us by any creators would likely be time-consuming and costly to defend and could harm our business, results of operations and financial condition.

In addition, our platform relies on third party partners for the development tool chain, managed infrastructure, and platform services. These include disciplines like security, payment processing, cloud computing, data processing and storage, as well as various processes in our software development life cycle. There can be no assurance that the provisions in our agreements with our partners that attempt to limit our exposure to events like downtime, data breaches, and malicious actors would fully protect us from liabilities or damages and could result in a similar impact that we called out in our software section above. Such disruptions in our vendor supply chain would be time-consuming and costly for multiple departments, especially engineering, and result in delays in our product delivery and business strategy.
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
We also rely on affiliate and third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in our systems and infrastructures, our businesses, our affiliates’ and/or third-party systems we use, or deterioration in the performance of these systems and infrastructures, could impair our ability to provide services, fulfill orders and/or process transactions. We have experienced, and may in the future experience, occasional system interruptions caused by outages by our partners that made, or may make, some or all systems or data unavailable or prevented, or may prevent, us from efficiently providing services or fulfilling orders. For example, in October of 2021, most of our website experienced a 3.7 hour outage because of a datastore issue with our infrastructure partners, and in March 2020, most of our website experienced a 35 minute outage because of a hardware failure at one of our infrastructure partners. Neither of these events had a material impact on the Company, but such events may reduce consumer trust in our platform.
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
In addition, fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, natural disasters and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructures at any time. Climate change is expected to continue to cause adverse weather conditions, increased weather variability and natural disasters to become more frequent and less predictable. Any of these events could cause system interruptions, outages, delays and loss of critical data, and could prevent us from providing services, fulfilling orders and/or processing transactions. Our headquarters are located in the San Francisco Bay Area, an area subject to earthquakes and other seismic activity. While we have backup systems for certain aspects of our operations, disaster recovery planning by its nature cannot be sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.
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
If we cannot reach and attract attendees, our business will be harmed.
The ongoing global COVID-19 pandemic and the preventative and protective actions that governments, other third parties or we have taken or may in the future take in respect of COVID-19, including government lockdowns and quarantine measures, have resulted, and will continue to result, in a significant decrease in the number of in-person events ticketed by our platform. With this significant drop in in-person event inventory, it is difficult for us to reach and attract attendees. The extent to which COVID-19 impacts our ability to reach and attract new attendees will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the long-term health impacts of COVID-19, the emergence or severity of new variants, the actions taken to contain outbreaks or mitigate the impact of COVID-19, whether on a national, regional or local level, the distribution, uptake and efficacy of vaccines, and changes in consumer behavior and the live event market in response to COVID-19, both during and after the acute state of the COVID-19 pandemic. The full extent to which COVID-19 impacts our business, results of operations and financial condition cannot be predicted at this time and the impact of COVID-19 may persist for an extended period of time or become more pronounced.
Further, in order to continue to support creators, we need to continue to provide a compelling platform for creators to reach and attract attendees. Several factors may impact an attendee’s experience with our platform, including:
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
We pay recoupable advances, to certain creators when entering into exclusive ticketing or services agreements or when we are contractually obligated to do so. In addition, we have in the past, and may in the future, pay non-recoupable payments. If these arrangements do not perform as we expect or the scheduled events are cancelled, our business, results of operations and financial condition may be harmed.
We pay recoupable advances (also referred to as creator advances) to certain creators in order to incentivize them to organize certain events on our platform or obtain exclusive rights to ticket their events. In addition, we have in the past, and may in the future, pay non-recoupable payments (also referred to as creator signing fees). Such payments are distinct from advance payouts in several respects, including in that non-recoupable payments and recoupable advances (together, upfront payments) involve provision of Eventbrite’s own capital from our operating accounts rather than an advance of attendees’ funds from our trust accounts prior to the completion of the events to which such attendees purchased tickets.
Upfront payments are common practice in certain segments of the ticketing industry and are typically made to a creator upon entering into or renewing a multi-year exclusive ticketing or services contract with us, or upon meeting annual contractual requirements. A creator who has received a non-recoupable payment keeps the entire upfront payment, so long as the creator complies with the terms of the creator’s contract with us, including but not limited to performance of an event and achievement of certain ticket sale minimums. For recoupable creator advances we are entitled to recoup the entire advance by withholding all or a portion of the ticket sales sold by the creator to whom the advance was previously paid until we have fully recouped the advance. If a creator does not comply with the terms of the contract or perform an event, generally the creator is obligated to repay all or a portion of the upfront payment to us, although there is no guarantee that we will be able to collect such repayment.
In March 2020, in light of the COVID-19 pandemic, we limited the circumstances under which we would agree to provide upfront payments to creators entering into new or renewed contracts. We also renegotiate the upfront payment portion of some of our existing contracts with certain creators when such creators have missed contractual minimums to qualify for upfront payments, when such creators have experienced material adverse changes to their business or operations, or as part of contract renewal or restructuring discussions. We are continuing to evaluate our practices on upfront payments, and we do not know when, or if, we will expand the circumstances under which we offer upfront payments to new or renewing creators in the future. We believe any lack of upfront payments will put us at a competitive disadvantage to ticketing solutions that offer speculative cash incentives to newly acquired or renewing creators.
The multi-year exclusive arrangements that we entered into between 2016 and 2021 had an average term of 37 months and were typically for exclusive ticketing rights. Creator signing fees, net, including noncurrent balances, were $3.4 million and $9.5 million as of December 31, 2021 and December 31, 2020, respectively, and, as of December 31, 2021, these payments were being amortized over a weighted-average remaining life of 3.0 years on a straight-line basis.
Creator advances, net, including noncurrent balances, were $0.9 million and $6.7 million as of December 31, 2021 and December 31, 2020, respectively. We pay these advances based on the expectations of future ticket sales on our platform by such creators. We make the decision to make these payments based on our assessment of the past success of the creator, past event data, future events the creator is producing and other financial information. We customarily include commercial and legal protections in our contracts that include advances, such as issuing the advance only after the creator begins selling tickets on our platform and requiring a third-party to guarantee the obligations and liabilities of the creator receiving such a payment, to mitigate the financial risk of making these payments. However, event performance may vary greatly from year-to-year and from event to event. If our assumptions and expectations with respect to event performance prove wrong or if a counterparty defaults or an event is not successful or is canceled, our return on these advances will not be realized and our business, results of operations and financial condition could be harmed.
We may not be able to generate sufficient cash flows or raise the additional capital necessary to fund our operations or other liquidity needs.
As of December 31, 2021, we had cash and cash equivalents of $634.4 million, of which $285.2 million was cash held on behalf of and due to our creators. The remaining cash and cash equivalents balance is available to us to fund our operating, investing and financing activities. In addition, due to the COVID-19 pandemic, which has drastically changed the landscape of the live events industry, we have experienced a significant decrease in our net revenues from pre-pandemic levels as a result of decreased paid ticket volume and a significant increase in our operating expenses as a result of reserves recorded for our advanced payouts program and higher impairments of creator signing fees and creator advances. Our net revenues were $187.1 million and $106.0 million for the year ended December 31, 2021 and 2020, respectively, and the net cash provided by (used in) operating activities was $79.1 million and $156.9 million for the year ended December 31, 2021 and 2020, respectively. There is significant uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on our business, and we could exhaust our available financial resources sooner than we expect.
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
In June 2020, we issued $150.0 million aggregate principal amount of 5.000% convertible senior notes due 2025 (2025 Notes), and in March 2021, we issued $212.75 million aggregate principal amount of 0.750% convertible senior notes due 2026 (2026 Notes and, together with the 2025 Notes, the Convertible Notes) The Convertible Notes and any additional funding from debt financings may make it more difficult for us to operate our business because a portion of our cash generated from internal operations will be used to make principal and interest payments on the indebtedness and we are, or may be, obligated to abide by restrictive covenants contained in the debt financing agreements. See the risk factor below titled “Substantial levels of indebtedness could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness.”
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
We have substantial outstanding debt, and we may incur additional indebtedness to meet future financing needs. Our substantial levels of indebtedness increase the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to long-term indebtedness include:
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
We face potential liability and expenses for legal claims relating to the events business, including potential claims related to event injuries or the spread of disease allegedly caused by us, creators, service providers, partners or unrelated third parties. For example, third parties have asserted in the past, and may assert in the future, legal claims against us in connection with personal injuries, which may include deaths, related to occurrences at an event. See the risk factor above titled “Factors adversely affecting the live event market could impact our business and results of operations.” Even if our personnel are not involved in these occurrences, we may face legal claims and incur substantial expenses to resolve such claims. Further, if we provide resources regarding event safety, or on-site personnel to support ticketing at an event, we may face liability related to our provision of such services, including legal claims against us in connection with personal injuries, which may include deaths or spread of disease, which may harm our business, results of operations and financial condition.
As a result of certain decisions we made in March 2020, we have in the past, and may in the future, face legal escalations from creators who did not receive advance payout payments, which may harm our business, results of operations and financial condition. Further, as a result of our April 2020 decision to refocus our strategy on acquiring and retaining creators who use our platform with limited training, support or professional services, we have in the past, and may in the future, face legal escalations from creators for whom we are no longer providing certain services, which may harm our business, results of operations and financial condition. We have in the past, and may in the future, also face legal escalations from creators who did not meet contractual minimums or other contractual conditions to receive upfront payments or other creator advances, which may harm our business, results of operations and financial condition. We may experience an increase in employment claims against us as a result of our April 2020 global workforce reduction, which may harm our business, results of operations and financial condition. In addition, class action lawsuits have been filed against other players in the live events space, including StubHub and Live Nation, over their refund policies in response to events cancelled due to COVID-19. In June 2020, a similar lawsuit was filed against us, and it is possible that we will become subject to other similar claims, which may harm our business, results of operations and financial condition. Such actions, and other actions we may have taken or may take in the future in response to the COVID-19 pandemic and its impact on our business, may subject us to additional legal claims or additional liability, which may harm our business, results of operations and financial condition.
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
Some of our current and potential competitors have significantly more financial, technical, marketing and other resources, are able to devote greater resources to the development, promotion, sale and support of their services, have more extensive customer bases and broader customer relationships, have longer operating histories and greater name recognition than we do. For example, in certain segments of the event market, event creators are accustomed to receiving upfront payments and advance payouts to incentivize them to join an event platform and to balance their cash flow needs. In March 2020, in light of the COVID-19 pandemic, we stopped offering upfront payments to creators entering into new or renewed ticketing arrangements with us, and we temporarily stopped making advance payouts to creators. We started making advance payouts available to a limited number of qualified creators during the third quarter of 2020. In the second quarter of 2021, we launched Scheduled Payouts, an updated advance payouts program, to paid creators who qualify and accept our standard or negotiated terms and conditions. We believe this will put us at a competitive disadvantage to ticketing solutions that offer these incentives to their creators.
We may also compete with potential entrants into the market that currently do not offer the same services but could potentially leverage their networks in the market in which we operate. For instance, large e-commerce companies such as eBay and Amazon have in the past operated, or currently operate, within the ticketing space. In addition, other large companies with large user-bases that have substantial event-related activity, such as Facebook, Spotify and Zoom, have recently added products in the online events space. These competitors may be better able to undertake more extensive marketing campaigns, build products and features faster than we can and/or offer their solutions and services at a discount to ours. Furthermore, some of our competitors may customize their products to suit a specific event type, category or customer. We also compete with self-service products that provide creators with alternatives to ticket their events by integrating such self-service products with creators’ existing operations. If we are unable to compete with such alternatives, the demand for our solutions could decline.
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
We have acquired or entered into commercial arrangements with a number of businesses in the past, including Ticketfly and ToneDen. Our future growth may depend, in part, on future acquisitions, investments or significant commercial arrangements, any of which could be material to our results of operations and financial condition. Financial and operational risks related to acquisitions, investments and significant commercial arrangements that may have an impact on our business include:
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
We rely on third-party providers to support our payments system. Over 90% of revenue on our platform is associated with payments processed through our internal payment processing capabilities, called EPP. EPP uses a combination of multiple external vendors to provide a single, seamless payments option for creators and attendees. Beyond EPP, the remainder of creators’ paid ticket sales are processed through linked, creator-owned, third-party accounts, including PayPal and Authorize.net, which we call Facilitated Payment Processing (FPP). We plan to transition creators to EPP and consider discontinuing FPP in the near- to medium-term (except in global markets where we do not support EPP). While we do not believe transitioning creators to EPP will have a material impact on creators' or consumers' user experience, it is possible that creators currently using FPP will choose to leave our platform rather than transition to EPP, which would harm our business, results of operations and financial condition.
As a complex, multi-vendor system with proprietary technology added, EPP relies on banks and third-party payment processors, including payment facilitators, to process payment transactions through various channels including by accessing various payment card networks. These features are designed to enable creators to manage payments in an easy and efficient manner. Any of our payment providers and vendors that do not operate well with our platform could adversely affect these payments services and, in turn, EPP and our business. We have multiple integrations in place at one time allowing for back up processing alternatives on EPP if a single provider is unable or unwilling to process any given transaction, payment method or currency. However, if any or some of these providers do not perform adequately, determine certain types of transactions as prohibitive for any reason or fail to identify fraud, if these providers’ technology does not interoperate well with our platform, or if our relationships with these providers were to terminate unexpectedly, creators may find our platform more difficult to use and the ability of creators using our platform to sell tickets could be adversely affected, which could cause creators to use our platform less and harm our business.
We must also continually integrate various payment methods used both within the United States and internationally into EPP, including new features such as “buy now, pay later” functionality provided by third-party platforms. To enhance our acceptance in certain international markets we have in the past adopted, and may in the future adopt, locally-preferred payment methods and integrate such payment methods into EPP, which may increase our costs and also require us to understand and protect against unique fraud and other risks associated with these payment methods. For example, in Brazil we localized our platform to allow the use of boleto bancário (bank slip) as a payment method, and we invested capital and management attention to achieve this. If we are not able to integrate new payment methods into EPP effectively, our business, results of operations and financial condition could be harmed.
Our payment processing partners require us to comply with payment card network operating rules, which are set and interpreted by the payment card networks. The payment card networks could adopt new operating rules specific to the types of payments services that we support or couple interpret or re-interpret existing rules in ways that might restrict or prohibit us from providing or enabling certain payments services to creators, or could be costly or difficult to implement. We have agreed to reimburse our payment processors for fines they are assessed by payment card networks if we or creators using our platform are deemed to have violated these rules, including, for example, in the event that our processing of certain types of transactions is interpreted as a violation of applicable payment card network operating rules.
In addition, payment card networks and payment processing partners could increase the fees they charge us for their services, including in connection with an attendee’s use of certain payment cards or other payment methods, which would increase our operating costs and reduce our margins. If we are unable to negotiate favorable economic terms with these partners, our business, results of operations and financial condition could be harmed.
Data loss or security breaches could harm our business, reputation, brand and results of operations.
Security breaches, computer malware and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers or partners. Despite the implementation of security measures, our internal computer systems and those of our third-party service providers and partners are vulnerable to damage from computer viruses, hacking and other means of unauthorized access, denial of service and other attacks, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. In addition to unauthorized access to or acquisition of personal data, confidential information, intellectual property or other sensitive information, such attacks could include the deployment of harmful malware and ransomware, and may use a variety of methods, including denial-of-service attacks, social engineering and other means, to attain such unauthorized access or acquisition or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information. Furthermore, the prevalent use of mobile devices increases the risk of data security incidents. In addition, misplaced, stolen or compromised mobile devices used at events for ticket scanning, or otherwise, could lead to unauthorized access to the device and data stored on or accessible through such device. We have in the past experienced breaches of our security measures, and our platform and systems are at risk for future breaches as a result of third-party action or employee, service provider, partner or contractor error or malfeasance. For example, in June 2018, we publicly announced that a criminal was able to penetrate the Ticketfly website and access certain consumer data, including names, email addresses, shipping addresses, billing addresses and phone numbers. We incurred costs related to responding to and remediating this incident and suffered a loss of revenue for the period during which the Ticketfly platform was disabled. This cyber incident delayed the completion of the integration of Ticketfly, which resulted in extended customer migration time and slower realization of synergies. We may be subject to litigation and experience reputational harm, and have been subject to claims and suffered customer loss, related to cybersecurity incidents. In the future, our financial performance may be impacted further if we face additional costs and expenses from customer compensation and retention incentives, creator loss, regulatory inquiries, litigation and further remediation and upgrades to our security infrastructure. Although we have insurance coverage, our policy may not cover all financial expenses related to cybersecurity incidents.
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
We receive, transmit and store a large volume of personal data and other user data. Numerous federal, state and international laws address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of personal data and other user data. In the United States, numerous states already have, and are looking to expand, data protection legislation requiring companies like ours to consider solutions to meet differing needs and expectations of creators and attendees. For example, California enacted the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020. The CCPA establishes a privacy framework for covered businesses such as ours, and may require us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides certain data privacy rights to California residents, such as affording consumers the right to opt out of certain sales of personal information and prohibits covered businesses from discriminating against consumers (e.g., charging more for services) for exercising any of their CCPA rights. The CCPA provides for potentially severe statutory penalties, and a private right of action for data breaches resulting from a failure to implement reasonable security procedures and practices. In addition, the California Privacy Rights Act (CPRA) was recently voted into law by California residents. The CPRA significantly amends the CCPA and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for companies subject to the CPRA will go into effect on January 1, 2023. Moreover, the state of Nevada enacted a law that went into force on October 1, 2019 and requires companies to honor consumers’ requests to no longer sell their data. Violators may be subject to injunctions and civil penalties. Further, similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.
Additionally, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, and regulations promulgated thereunder (collectively, “HIPAA”) governs the use, disclosure, and security of protected health information by HIPAA “covered entities” and their “business associates,” and subjects those “covered entities” and their “business associates” to certain privacy, security and breath notification regulations. The U.S. Department of Health and Human Services (HHS) (through the Office for Civil Rights) has direct enforcement authority over covered entities and business associates with regard to compliance with HIPAA regulations.
In early 2021, certain local health departments and other health care providers started using Eventbrite to schedule COVID-19 vaccine appointments. It is possible that some of these departments or providers are HIPAA covered entities, and they or their business associates are using Eventbrite services in ways that involve protected health information subject to HIPAA. As a result, Eventbrite may meet the definition of a business associate under HIPAA. On January 19, 2021, the Office for Civil Rights (OCR) for HHS, which is the HHS’s enforcement authority, announced that it will exercise its enforcement discretion (Notification of Enforcement Discretion), retroactive to December 11, 2020, and will not impose penalties for violations of HIPAA on covered health care providers or their business associates in connection with the good faith use of online or web-based scheduling applications for the scheduling of individual appointments for COVID-19 vaccinations during the COVID-19 nationwide public health emergency, regardless of whether the vendor has actual or constructive knowledge that it meets the definition of a business associate under HIPAA.
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
Furthermore, the Federal Trade Commission (the FTC) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.
Outside the United States, personal data and other user data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of information that is collected, processed and transmitted in or from the governing jurisdiction. Foreign data protection, privacy, information security, user protection and other laws and regulations are often more restrictive than those in the United States. In particular, the European Union and the European Economic Area (EEA) and their member states traditionally have taken broad views as to types of data that are subject to privacy and data protection laws and regulations, and have imposed greater legal obligations on companies in this regard. In the EEA, we are subject to the General Data Protection Regulation 2016/679 (GDPR), which applies to any company established in the EEA as well as to those outside the EEA if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers.
Further, following the withdrawal of the United Kingdom from the European Union and the expiry of the transition period, from January 1, 2021, we have to comply with the GDPR as implemented in the United Kingdom, which together with the amended United Kingdom Data Protection Act 2018 (together, the UK GDPR), retains in large part the GDPR in United Kingdom national law. The UK GDPR mirrors the fines under the GDPR, e.g. we could be fined up to the greater of €20 million/£17.5 million or 4% of global turnover under each regime. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term following the UK government’s recent consultation on proposals for wide-ranging reform to the UK GDPR, and how data transfers to and from the United Kingdom will be regulated in the long term after expiry of the EU-UK adequacy decision in June 2025. These changes may lead to additional compliance costs and could increase our overall risk exposure.
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
Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. For example, on July 16, 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-US Privacy Shield Framework (Privacy Shield) under which personal data could be transferred from the EEA to United States entities which had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of an alternative mechanism, the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. Additionally, the European Commission has published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The revised standard contractual clauses apply only to the transfer of personal data outside of the EEA and not the United Kingdom; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. These recent developments will require us to review and amend the legal mechanisms by which we transfer and/or receive personal data to/from the United States. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
In addition, the EU Commission has proposed a new ePrivacy Regulation that would address various matters, including provisions specifically aimed at the use of cookies to identify an individual’s online behavior, and any such ePrivacy Regulation may provide for new compliance obligations and significant penalties. While the text of the ePrivacy Regulation is still under development, recent European court decisions and regulators’ recent guidance, are driving increased attention to cookies and tracking technologies. For example, in December 2020 the French data protection regulator (the CNIL) imposed fines of EUR 100 million and EUR 35 million respectively against certain entities for alleged breaches of cookies consent and transparency requirements; and in December 2021, the CNIL imposed fines of EUR 150 million and EUR 60 million against certain entities for alleged failures to allow users to easily reject cookies. Any of these changes to European data protection law or its interpretation, including if the trend of increasing enforcement by regulators of the strict approach in recent guidance and decisions continues, could disrupt and harm our business.
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
Any failure(s) by us and/or various third-party service providers and partners with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in the unauthorized release of personal data or other user data, or the perception that any such failure or compromise has occurred, could damage our reputation, result in a loss of creators or attendees, discourage potential creators and attendees from trying our platform and/or result in fines and/or proceedings by governmental agencies and/or users, any of which could have an adverse effect on our business, results of operations and financial condition. In addition, given the breadth and depth of changes in data protection obligations, ongoing compliance with evolving interpretation of the GDPR and UK GDPR and other regulatory requirements requires time and resources and a review of the technology and systems currently in use against the requirements of GDPR and UK GDPR and other regulations.
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

Changes in Internet search engine algorithms and dynamics, search engine disintermediation, changes in marketplace rules or changes in privacy and consumer data access could have a negative impact on traffic for our sites or functionality of our product and ultimately, our business and results of operations.
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
We also rely on application marketplaces, such as Apple’s App Store and Google’s Play, to drive downloads of our applications. Such marketplaces have in the past made, and may in the future make, changes to their marketplaces that make access to our products more difficult. For example, our applications may receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order in which they appear within marketplaces. Further, Apple introduced commission fees as part of its App Store rules that would have required us to start paying fees on in-app purchases of tickets to online events. To avoid paying high commission fees, we removed paid online events from our mobile product, which may harm our business, results of operations and financial condition. Similarly, if problems arise in our relationships with providers of application marketplaces, traffic to our site and our user growth could be harmed.
In addition, changes to third parties’ privacy and consumer data access policies have in the past, and may in the future, negatively impact the functionality of our product. For example, in late 2021, Apple and Facebook made a series of policy changes that significantly impacted the ability of advertisers, including creators using Boost, to target ads. In response to these changes, we launched a new dynamic events product in November 2021, although there can be no assurances that this product will effectively address these third party policy changes or the extent to which it will do so. Such third parties’ changes may render our products less effective, obsolete or require us to divert engineering resources to retool our products rather than releasing new functionality. This may ultimately harm our business, results of operations and financial condition.
If we do not manage the risks of operating internationally effectively, our business, results of operations and financial condition could be harmed.
In 2021 and 2020 we derived 24% and 31%, respectively, of our net revenue from outside of the United States. In response to the COVID-19 pandemic, we implemented a restructuring plan, which included the reduction of offices outside of the United States. We currently have various offices outside the United States, including offices in the United Kingdom, Ireland, Spain, Australia and Argentina, and we plan to establish a talent hub in India in 2022. We have concentrated engineering and business development teams in Argentina and Spain. Our international operations and results are subject to a number of risks, including:
•currency exchange restrictions or costs and exchange rate fluctuations, particularly in Argentina, and the risks and costs inherent in hedging such exposures;
•new and modified laws and regulations regarding data privacy, data protection, ticketing and information security;
•exposure to local economic or political instability, threatened or actual acts of terrorism and violence and changes in the rights of individuals to assemble, including challenges attracting and retaining talent in Argentina as a result of hyperinflation;
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
A significant number of our employees, including engineers, are located in Argentina, and therefore, a portion of our operating expenses are denominated in Argentine pesos. As of December 31, 2021, we had a total of 147 employees located in Argentina, of which 108 are engineers. If high inflation rates together with current foreign exchange currency controls continue, it could have a negative impact on our results of operations as it would increase our operating expenses. Our business activities in Argentina also subject us to risks associated with changes in and interpretations of Argentine law, including laws related to employment, the protection and ownership of intellectual property and U.S. ownership of Argentine operations. Furthermore, if we had to scale down or close our Argentine operations, there would be significant time and cost required to relocate those operations elsewhere, which could have an adverse impact on our overall cost structure.
The Argentine government has historically exercised significant influence over the country’s economy. For example, on September 1, 2019, the Argentine government enacted foreign exchange currency controls. These controls include restrictions on Argentine citizens and Argentinian companies’ abilities to purchase U.S. dollars, transfer money to foreign accounts and make payments of dividends or payments for services by related parties without permission from the Argentine government. These controls have become stricter during the pandemic; currently it is not possible for citizens in Argentina to formally access the exchange market, and strategies available for the purchase of foreign currency outside of the exchange market are largely cost prohibitive. This situation has rendered it more difficult to fund our operations in Argentina, including cash compensation programs for our employees based there. We are also currently unable to offer our Employee Stock Purchase Plan (ESPP) program to our employees in Argentina. The increase of the local inflation rates and the local currency devaluation have exacerbated these issues, drastically reducing the purchasing power of our local employees’ salaries, including because the purchase of certain goods and services in Argentina remains tied to the market value of the US dollar. In addition, it is possible that the Argentine government may impose additional controls on the foreign exchange market and on capital flows from and into Argentina in response to capital flight or depreciation of the Argentine peso. These restrictions may have a negative effect on the economy and harm our business if imposed in an economic environment where access to local capital is tightly constrained.
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

Moreover, due to the effects of the pandemic, employment contract terminations were prohibited during most of 2020 and 2021. For the first half of 2022, terminations are permissible with the inclusion of extra severance payments. The possibility of additional prohibitions on terminations, or the extension of the increase in requisite severance payments, could affect our ability to terminate employees or restructure our Argentinian operations.
Doing business in Argentina poses additional challenges, such as finding and retaining qualified employees, particularly management-level employees, navigating local bureaucracy and infrastructure-related issues and identifying and retaining qualified service providers, among other risks. Among these, the ability to retain employees without the possibility to offer alternatives that enable them to regain their salary value have been particularly challenging, and said difficulties are expected to continue or even increase. Argentina's fragile economic environment is currently challenged by the COVID-19 pandemic. The long-term effects to the Argentine economy of the on-going COVID-19 pandemic are difficult to assess or predict, and may include risks to citizens’ health and safety, as well as reduced economic activity and employment liberties limitations. From March 2020 through December 2021, the Argentine government introduced several measures designed to address the COVID-19 pandemic, which so far have resulted in a significant slowdown in economic activity that adversely affected economic growth in 2020 and will potentially adversely affect economic growth in 2022 and cannot be currently quantified. Furthermore, despite recent enactments of local anti-corruption and anti-bribery legislation in a number of developing markets such as Argentina, it may still be more common than in the United States for others to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act or similar local anti-bribery laws. In turn, the decrease in investors’ confidence, among other factors, could have a significant adverse impact on the development of the Argentine economy, which could harm our business, results of operations and financial condition. Our commitment to legal compliance could put us at a competitive disadvantage, and any lapses in our compliance could subject us to civil and criminal penalties that could harm our business, results of operations and financial condition.
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
Creator and attendee acquisition and retention depend upon effective interoperation with operating systems, networks, protocols, devices, web browsers and standards that we do not control.
We make our platform available across a variety of operating systems and web browsers. We are dependent on the interoperability of our platform with popular devices, mobile operating systems and web browsers that we do not control, such as Android, iOS, Chrome and Firefox. In addition we are dependent on protocols like email and push notification to communicate with our customers. Any changes, bugs or technical issues in such systems, devices, protocols or web browsers that degrade the functionality of our platform, make it difficult for creators or attendees to access or use our platform, impose fees related to our platform or give preferential treatment to competitive products or services could adversely affect usage of our platform. In the event that it is difficult for creators or attendees to access and use our platform, our business and results of operations could be harmed.
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
Our failure to comply with the various export controls and trade and economic sanctions laws and regulations to which we are subject could subject us to liability, including civil and criminal penalties,or restrictions on sales.
We are subject to U.S. economic and trade sanctions laws and regulations, such as those that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC). Such laws and regulations prohibit or restrict transactions and dealings involving specified countries, their governments, and certain individuals and entities, including those that are specially designated sanctions targets, or majority-owned by the same (collectively, Sanctions). As federal, state and foreign legislative regulatory scrutiny and enforcement actions in these areas increase, we expect our compliance costs to increase, perhaps substantially. Failure to comply with any of these requirements could result in the limitation, suspension or termination of our platform, imposition of significant civil and criminal penalties, including fines, and/or the seizure and/or forfeiture of our assets, as well as reputational harm. While we endeavor to conduct our business in compliance with applicable laws and regulations, and maintain policies and procedures reasonably designed to ensure compliance with Sanctions, we cannot guarantee that these measures will be fully effective in ensuring compliance and preventing violations in the future, particularly as the scope of certain laws may be unclear and may be subject to change. The development, implementation and maintenance of Sanctions compliance policies and procedures may be time-consuming or result in the delay or loss of sales opportunities or impose other costs.

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
We may be subject to income or other indirect taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have an adverse effect on our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or assert that benefits of tax treaties are not available to us, any of which could have a negative impact on us or our results of operations. As we earn an increasing portion of our revenue and accumulate a greater portion of our cash flow in foreign jurisdictions, we could face a higher effective tax rate and incremental cash tax payments.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2021, our directors, executive officers and stockholders holding more than 5% of our outstanding shares, and their affiliates, beneficially owned in the aggregate a very large majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until September 20, 2028, the date that is the ten-year anniversary of the closing of our IPO. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. As of February 9, 2022, we had 86,743,897 shares of Class A common stock outstanding and 10,812,927 shares of Class B common stock outstanding.
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
If we issue additional capital stock in connection with financings, acquisitions, investments, equity incentive plans or otherwise, our existing stockholders could experience significant dilution. For example, in connection with the execution of the credit agreement we entered into in May 2020, we issued and sold 2,599,174 shares of Class A common stock for a purchase price of $0.01 per share, resulting in dilution to our equity holders. We may also raise capital through additional equity or equity-linked financings. In addition, the conversion of some or all of our Convertible Notes may dilute the ownership interests of existing stockholders to the extent we deliver shares upon any conversion of the Convertible Notes. Any sales in the public market of our Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our Class A common stock. The existence of the Convertible Notes also may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions. The anticipated conversion of the Convertible Notes into shares of our Class A common stock could also depress the price of our Class A common stock. We also expect to grant equity awards to employees, directors and consultants under our stock incentive plans. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease approximately 13,335 square feet of space in San Francisco, California for our headquarters under a lease agreement that expires in September 2023. We also lease facilities in Nashville, Tennessee and Los Angeles, California, as well as in Argentina, Australia, Germany, Ireland, Spain and the United Kingdom to support our global team.

Item 3. Legal Proceedings
Refer to Note 11, "Commitments and Contingent Liabilities - Litigation and Loss Contingencies" in the Notes to the Consolidated Financial Statements.

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

Holders of Record
As of February 9, 2022, there were 50 holders of record of our Class A common stock and 60 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

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

The following graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the S&P North American Technology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on September 20, 2018, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2021. The returns shown are based on historical results and are not intended to suggest future performance.

Stock Performance Graph
220
200
180
160
140
120
100
80
60
40
20
0
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Eventbrite Inc
S&P 500
S&P North American Technology Sector

Item 6. [Reserved]

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
The global COVID-19 pandemic has tested our mission, our company and event creators in unprecedented ways. In the early days of the pandemic, we adapted quickly to meet creators’ urgent shift to online events, and over the past year, we pivoted back to powering in-person events accordingly as restriction eased. During 2021, paid ticket volume for in-person events increased by 53%. We expect continued volatility in these trends considering the continued impact from the COVID-19 pandemic. Significant uncertainty remains regarding the extent and duration of the impact on our business. The full extent to which COVID-19 impacts our business, results of operations and financial condition cannot be predicted at this time. The impact of COVID-19 may persist for an extended period of time or become more pronounced which may result in a reduction in paid ticket volume and an increase in event cancellation losses.
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

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Non-GAAP and Other Data
Paid ticket volume	67,427	47,092	109,428
Adjusted EBITDA	$1,005	$(134,075)	$(5,641)

Paid Ticket Volume
Our success in serving creators is measured in large part by the number of tickets sold on our platform that generate ticket fees, referred to as paid ticket volume. We consider paid ticket volume an important indicator of the underlying health of the business. We have previously referred to this metric as 'paid tickets' and we calculate and report paid ticket volume in the same manner as we calculated and reported paid tickets. Our paid ticket volume for events outside of the United States represented 35%, 39% and 36% for the years ended December 31, 2021, 2020 and 2019, respectively.
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

The following table presents a reconciliation of our Adjusted EBITDA to the most comparable GAAP measure, net loss, for each of the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net loss	$(139,080)	$(224,718)	$(68,760)
Add:
Depreciation and amortization	18,716	22,610	24,324
Stock-based compensation	47,523	40,215	37,594
Interest expense	16,267	24,586	2,986
Loss on debt extinguishment	49,977	—	1,742
Direct and indirect acquisition related costs(1)	—	190	837
Employer taxes related to employee equity transactions	2,544	1,190	1,555
Other (income) expense, net	3,630	1,932	(5,727)
Income tax provision (benefit)	1,428	(80)	(192)
Adjusted EBITDA	$1,005	$(134,075)	$(5,641)

(1) Direct and indirect acquisition related costs consist primarily of transaction and transition related fees and expenses incurred within one year of the acquisition date, including legal, accounting, tax and other professional fees as well as personnel-related costs such as severance and retention bonuses for completed, pending and attempted acquisitions.
Some of the limitations of Adjusted EBITDA include (i) Adjusted EBITDA does not properly reflect capital spending that occurs off of the income statement or account for future contractual commitments, (ii) although depreciation and amortization are noncash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures and (iii) Adjusted EBITDA does not reflect the interest and principal required to service our indebtedness. Our Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner as we calculate the measure, limiting its usefulness as a comparative measure. In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. When evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including our net loss and other GAAP results.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
For a discussion and comparison of the years ended December 31, 2020 and 2019, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2020 Annual Report on Form 10-K filed with the SEC on March 1, 2021. The following tables set forth our consolidated results of operations data and such data as a percentage of net revenue for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Consolidated Statements of Operations
Net revenue	$187,134	$106,006	$326,801
Cost of net revenue	70,294	62,330	129,141
Gross profit	116,840	43,676	197,660
Operating expenses:
Product development	66,303	54,551	64,196
Sales, marketing and support	35,916	84,259	102,874
General and administrative	82,399	103,146	100,541
Total operating expenses	184,618	241,956	267,611
Loss from operations	(67,778)	(198,280)	(69,951)
Interest expense	(16,267)	(24,586)	(2,986)
Loss on debt extinguishment	(49,977)	—	(1,742)
Other income (expense), net	(3,630)	(1,932)	5,727
Loss before income taxes	(137,652)	(224,798)	(68,952)
Income tax provision (benefit)	1,428	(80)	(192)
Net loss	$(139,080)	$(224,718)	$(68,760)

	Year Ended December 31,
	2021	2020	2019
Consolidated Statements of Operations, as a percentage of net revenue
Net revenue	100%	100%	100%
Cost of net revenue	38	59	40
Gross profit	62	41	60
Operating expenses:
Product development	35	51	20
Sales, marketing and support	19	79	31
General and administrative	44	97	31
Total operating expenses	98	227	82
Loss from operations	(36)	(186)	(22)
Interest expense	(9)	(23)	(1)
Loss on debt extinguishment	(27)	—	(1)
Other income (expense), net	(2)	(2)	2
Loss before income taxes	(74)	(211)	(22)
Income tax provision (benefit)	1	—	—
Net loss	(73)%	(211)%	(22)%
Comparison of the years ended December 31, 2021 and 2020
Net Revenue
We generate revenues primarily from service fees and payment processing fees from the sale of paid tickets on our platform. We also derive a smaller portion of revenues from a series of marketing services and tools that enable creators to market their events and increase reach to attendees. Our fee structure typically consists of a flat fee and a percentage of the price of each ticket sold by a creator. Revenue is recognized when control of promised goods or services is transferred to the creator, which for service fees and payment processing fees is when the ticket is sold. Net revenue excludes sales taxes and value-added taxes (VAT) and is presented net of estimated customer refunds, chargebacks and amortization of creator signing fees.

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Net revenue	$187,134	$106,006	$81,128	77%
The increase in net revenue during 2021 compared to 2020 was primarily due to increase in our paid ticket volume which increased by 20.3 million or 43% as COVID-19 restrictions eased. Additionally, there was a decrease in refunds reserves of $15.7 million during the year ended December 31, 2021. This was attributable to lower cancellations and refund activity compared to a year ago which was significantly higher at the onset of the COVID-19 pandemic. The remainder of the increase in net revenue during 2021 was due to a $5.7 million decrease in amortization of creator signing fees.
Net revenue per paid ticket was $2.78 in the year ended December 31, 2021 compared to $2.25 in 2020. The increase in net revenue per paid ticket during the year was primarily driven by lower refunds per paid ticket reflecting a reduced impact of COVID-related event cancellations.
Cost of Net Revenue
Cost of net revenue consists of variable costs related to payment processing fees and fixed costs related to making our platform generally available. Our fixed costs consist primarily of expenses associated with the operation and maintenance of our platform, including website hosting fees and platform infrastructure costs, amortization of capitalized software development costs, on-site operations costs and customer support costs. Cost of net revenue also includes the amortization expense related to our acquired developed technology assets, which may be incurred in future periods related to future acquisitions.

Generally, we expect cost of net revenue to fluctuate as a percentage of net revenue in the near- to mid-term primarily driven by the fixed costs absorption relative to total net revenue and our geographical revenue mix. Our payment processing costs for credit and debit card payments are generally lower outside of the United States due to a number of factors, including lower card network fees and lower cost alternative payment networks. Consequently, if we generate more revenue internationally, we expect that our payment processing costs will decline as a percentage of revenue. As our total net revenue increases or decreases and our fixed costs are unaffected, our cost of net revenue as a percentage of net revenue will similarly fluctuate.

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Cost of net revenue	$70,294	$62,330	$7,964	13%
Percentage of total net revenue	38%	59%
Gross margin	62%	41%
The increase in cost of net revenue during the year ended December 31, 2021 compared to 2020 was primarily due to an increase of $15.6 million in payment processing costs in line with the increased volume and fees earned from payment processing services. This was primarily offset by a $4.9 million decrease in customer support costs and field operations costs driven by our change in business strategy to self-service creators, and a $2.4 million decrease in depreciation of equipment and amortization of capitalized internal-use software development costs.
Our gross margin improved during the year ended December 31, 2021 compared to 2020 primarily due to better fixed cost absorption as ticket volume and revenue increased.
Operating Expenses
Operating expenses consist of product development, sales, marketing and support and general and administrative expenses. Direct and indirect personnel costs, including stock-based compensation expense, are the most significant recurring component of operating expenses. We also include sublease income as a reduction of our operating expenses.
Creator related expenses, which consist primarily of reserves for estimated advance payout losses and recoverability of upfront payments, were significantly higher at the onset of the COVID-19 pandemic.
As our total net revenue increases or decreases and to the extent our operating expenses are not equally affected, our operating expenses as a percentage of net revenue will similarly fluctuate.
Product development.
Product development expenses consist primarily of costs associated with our employees in product development and product engineering activities. We expect our product development expenses to continue to increase in absolute dollars over the long term. In the near-term, we anticipate our product development expenses will increase as we focus on enhancing and expanding the capabilities of our platform. We also expect to continue investing in building Eventbrite's infrastructure to enhance and support the development of new technologies. Over the long-term, we anticipate that product development expenses will decrease as a percentage of net revenue as we expect our revenue to recover and grow at a faster pace compared to operating expenses and as we continue to expand our development staff in lower cost markets.

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Product development	$66,303	$54,551	$11,752	22%
Percentage of total net revenue	35%	51%
The increase in product development costs during 2021 compared to 2020 was primarily driven by employee-related costs including stock-based compensation as we continued to focus our investment on building technology products for our platform.

Sales, marketing and support.
Sales, marketing and support expenses consist primarily of costs associated with our employees involved in selling and marketing our products and in public relations and communication activities, in addition to marketing programs spend. For our sales teams, this also includes commissions. Sales, marketing and support expenses are driven by investments to grow and retain creators and attendees on our platform. Additionally, we classify certain creator-related expenses, such as refunds of the ticket price paid by us on behalf of a creator and reserves for estimated advance payout losses, as sales, marketing and support expenses.
Reserves for estimated advance payout losses were lower in 2021 compared to 2020, as the volume of COVID-related event cancellations and postponements was significantly higher in prior year. Due to the nature of the COVID-19 situation and the limited amount of currently available data, there is a high degree of uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our recorded reserves in the future to reflect our best estimates of future outcomes.

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Sales, marketing and support	$35,916	$84,259	$(48,343)	(57)%
Percentage of total net revenue	19%	79%
The decrease in sales, marketing and support expenses during 2021 compared to 2020 was primarily due to a $39.5 million decrease in reserves for estimated advance payout losses, which reflected the favorable resolution of advance payouts outstanding with more events being completed on time, lower rate of events being postponed and lower than expected chargeback activity since the start of COVID-19 pandemic. Additionally, employee-related costs decreased by $9.5 million due to 40% lower headcount resulting from the reduction in workforce in 2020.
 General and administrative.
General and administrative expenses consist of personnel costs, including stock-based compensation, and professional fees for finance, accounting, legal, risk, human resources and other corporate functions. Our general and administrative expenses also include accruals for sales and business taxes, as well as reserves and impairment charges related to creator upfront payments. Over the long-term, we anticipate general and administrative expenses to decline as a percentage of net revenue as we expect to grow our net revenues and scale our business.

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
General and administrative	$82,399	$103,146	$(20,747)	(20)%
Percentage of total net revenue	44%	97%
The decrease in general and administrative expenses during 2021 compared to 2020 was largely attributable to a $22.7 million decrease in creator upfront reserves which was significantly higher in 2020 as a result of the effects of the COVID-19 pandemic. This was offset by a $3.5 million increase in stock-based compensation.
Interest Expense
Interest expense for the year ended December 31, 2021 consisted primarily of cash interest expense and amortization of debt discount and issuance costs on our term loans under the May 2020 credit agreement, 2025 Notes and 2026 Notes. The credit agreement entered into in May 2020 was terminated on March 11, 2021. In March 2021, we issued the 2026 Notes, which consisted of $212.75 million aggregate principal amount of 0.750% convertible senior notes due 2026. In June 2020, we issued the 2025 Notes, which consisted of $150.0 million aggregate principal amount of 5.000% senior notes due 2025.
Prior to the adoption of ASU 2020-06, we separated the conversion option of the 2025 Notes from the debt instrument and classified the conversion option in equity. We early adopted ASU 2020-06 on January 1, 2021, which resulted in the elimination of the debt discount created by bifurcating the conversion option in equity.

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Interest expense	$16,267	$24,586	$(8,319)	(34)%
Percentage of total net revenue	9%	23%
The decrease in interest expense during 2021 compared to 2020 was primarily due to a $11.3 million decrease in interest on the term loans as they were repaid in the first quarter of 2021. This was offset by an increase of $2.9 million in interest on the 2025 Notes and 2026 Notes which were issued in June 2020 and March 2021, respectively. During 2021, the 2025 Notes were outstanding for the full year compared to seven months in 2020 resulting in a higher interest expense. This was offset by a decrease in effective interest due to the adoption of ASU 2020-06.
Loss on debt extinguishment
In March 2021, we repaid in full the outstanding indebtedness under our May 2020 credit agreement by making payments of $125.0 million of principal, a $18.2 million make-whole premium, $9.0 million payment in kind interest and $1.0 million of accrued interest.

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Loss on debt extinguishment	$49,977	$—	$49,977	100%
Percentage of total net revenue	27%	—%
We recorded a loss on debt extinguishment of $50.0 million during the year ended December 31, 2021. The loss primarily related to the write-off of unamortized debt discount and issuance costs of $31.8 million and make-whole premiums of $18.2 million. Unamortized debt discounts primarily related to 2,599,174 shares of Class A common stock issued to the FP EB Aggregator, L.P. for a purchase price of $0.01 per share. We accounted for these shares at fair value and recorded $27.4 million as debt discount at issuance. The remaining unamortized discounts and issuance costs relate to the cash costs incurred during the issuance of the term loan.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and foreign exchange rate remeasurement gains and losses recorded from consolidating our subsidiaries each period-end. The primary driver of our other income (expense), net is fluctuation in the value of the U.S. dollar against the local currencies of our foreign subsidiaries.

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Other income (expense), net	$(3,630)	$(1,932)	$(1,698)	(88)%
Percentage of total net revenue	(2)%	(2)%
The increase in other expense during 2021 compared to 2020 was driven by foreign currency rate measurement fluctuations. We recognized foreign currency rate remeasurement losses during the year ended December 31, 2021, as a result of the strengthening of the U.S. dollar compared to the currencies with which we operate and process transactions.
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

	Year Ended December 31,		Change
	2021	2020	$	%
	(in thousands, except percentages)
Income tax provision (benefit)	$1,428	$(80)	$1,508	1885%
Percentage of total net revenue	1%	—%
The provision for income taxes increased by $1.5 million in 2021 compared to 2020 and was primarily attributable to the change in our year-over-year jurisdictional mix of taxable earnings.
Liquidity and Capital Resources
As of December 31, 2021, we had cash and cash equivalents of $634.4 million and funds receivable of $18.2 million. Our cash and cash equivalents includes bank deposits and money market funds held by financial institutions and is held for working capital purposes. Our funds receivable represents cash-in-transit from credit card processors that is received to our bank accounts within five business days of the underlying ticket transaction. Collectively, our cash, cash equivalents and funds receivable balances represent a mix of cash that belongs to us and cash that is due to the creator. The amounts due to creators, which was $285.2 million as of December 31, 2021, are captioned on our consolidated balance sheets as accounts payable, creators. Although creator cash is legally unrestricted, we do not utilize creator cash for our own financing or investing activities as the amounts are payable to creators on a regular basis.
As of December 31, 2021, approximately 26% of our cash was held outside of the United States, which was held primarily on behalf of, and to be remitted to, creators and to fund our foreign operations. We do not expect to incur significant taxes related to these amounts.
In March 2021, we completed a private offering of the 2026 Notes and received aggregate net proceeds of $207.0 million after deducting the initial purchaser's discounts and commissions and debt issuance costs of $5.7 million. In connection with the offering of the 2026 Notes, we entered into capped call transactions with certain financial institutions. We used $153.2 million of the proceeds from this offering to repay in full the outstanding indebtedness under our May 2020 credit agreement and $18.5 million of the net proceeds from the offering to pay the cost of the 2026 Capped Calls. We intend to use the remainder of the net proceeds from the offering for general corporate purposes. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information about the 2026 Notes and 2026 Capped Calls.
Under our advance payout program, we pass proceeds from ticket sales to certain creators prior to a subject event, subject to certain limitations. We paused this program in March 2020 due to the COVID-19 pandemic. In the second quarter of 2021, we relaunched advance payouts to paid creators who qualify and accept our terms and conditions. As of December 31, 2021, advance payouts outstanding was approximately $319.3 million including $79.5 million of advance payouts issued since the third quarter of 2020, when we resumed the advance payout program on a limited basis.
The terms of our standard merchant agreement obligate creators to repay us for ticket sales advanced under our advance payment program. However, when we provide advance payouts, we assume significant risk that the event may be cancelled, postponed, fraudulent, materially not as described or removed from our platform due to failure to comply with our terms of service or our merchant agreement, which could result in significant chargebacks, refund requests and/or disputes between attendees and creators. We may not be able to recover our losses from these events, and COVID-19 has increased the likelihood that we will not recover these losses. Such unrecoverable amounts could equal up to the value of the ticket sales or amounts settled to the creator prior to the event that has been postponed or cancelled or is otherwise disputed. We record estimates for losses related to chargebacks and refunds of the face value of tickets based on various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, the nature of future events, the remaining time to event date, and actual chargeback and refund activity during the current year. Due to the nature of the COVID-19 pandemic and the limited amount of currently available data, there is a high degree of uncertainty around these reserves, and our actual losses could be materially different from our current estimates. We will adjust our recorded reserves in the future to reflect our best estimates of future outcomes, and we may pay in cash a portion of, all of, or a greater amount than the $21.4 million provision recorded as of December 31, 2021.
We believe that our existing cash, including proceeds from the 2025 Notes and 2026 Notes, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect.

Cash Flows
Our cash flow activities were as follows for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$79,081	$(156,892)	$29,955
Investing activities	(2,533)	(12,657)	(13,598)
Financing activities	51,181	255,039	(32,817)
Net increase (decrease) in cash, cash equivalents and restricted cash	$127,729	$85,490	$(16,460)
For a discussion and comparison of the years ended December 31, 2020 and 2019, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2020 Annual Report on Form 10-K filed with the SEC on March 1, 2021.
Comparison of Years Ended December 31, 2021 and 2020
Cash Flows from Operating Activities
The net cash provided by operating activities for the year ended December 31, 2021 was $79.1 million, which primarily resulted from our net loss of $139.1 million, adjusted for noncash charges primarily consisting of $50.0 million loss on debt extinguishment, $47.5 million stock-based compensation expense, $18.7 million depreciation and amortization, and $4.6 million noncash operating lease expense. Additional cash was provided by changes in working capital consisting of a $94.1 million increase in accounts payable to creators due to an increase in paid ticket volume and $14.8 million other accrued liabilities, offset by $18.3 million cash paid for refunds and chargebacks.
The net cash used in operating activities of $156.9 million for the year ended December 31, 2020 was due primarily to a net loss of $224.7 million, adjusted for noncash charges primarily consisting $61.0 million provision for chargebacks and refunds, $40.2 million stock-based compensation expense, $22.6 million depreciation and amortization, $10.2 million amortization of debt discount and issuance costs, $6.8 million payment in kind interest, $17.6 million provision for bad debt and creator advances, $12.3 million impairment charges relating to creator advances and creator signing fees, and $8.6 million amortization of creator signing fees. Additionally, cash was used in changes to working capital consisting of a $116.7 million decrease in accounts payable to creators, $30.4 million cash paid for refunds and chargebacks, offset by $44.1 million cash from funds receivable.
Cash Flows from Investing Activities
The net cash used in investing activities of $2.5 million for the year ended December 31, 2021 consisted of $1.5 million capitalized internal-use software development costs and $1.0 million purchases of property and equipment.
The net cash used in investing activities of $12.7 million for the year ended December 31, 2020 was due to $6.4 million acquisition of ToneDen in November 2020, $4.6 million capitalized software development costs and $1.7 million purchases of property and equipment.
Cash Flows from Financing Activities
The net cash provided by financing activities of $51.2 million during the year ended December 31, 2021 was primarily due to $207.0 million proceeds from issuing the 2026 Notes, net of issuance costs, and $18.5 million proceeds from the exercise of stock options, offset by $143.2 million repayment of term loans including prepayment premium, $18.5 million purchase of the 2026 Capped Calls in connection with the issuance of the 2026 Notes and $13.7 million taxes paid related to net share settlement of equity awards.
The net cash used in financing activities of $255.0 million during the year ended December 31, 2020 was primarily due to $256.1 million proceeds from issuing the Initial Term Loans and 2025 Notes, net of issuance costs, and $19.3 million proceeds from the exercise of stock options, partially offset by $15.6 million purchase of convertible notes capped calls in connection with the issuance of the 2025 Notes and $5.5 million in taxes paid related to the net share settlement of equity awards.

Concentrations of Credit Risk
As of December 31, 2021, one customer accounted for 11% of net accounts receivables. As of December 31, 2020 there were no customers that represented 10% or more of our accounts receivable balance. There were no customers that individually exceeded 10% of our net revenue during the years ended December 31, 2021 and 2020.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under the 2025 Notes and 2026 Notes (including principal and coupon interest), operating leases for office space, as well as non-cancellable purchase commitments. Refer to Note 11, "Commitments and Contingent Liabilities", of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K for more details, including a table of our contractual obligations.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).
Use of Estimates
In order to conform with GAAP, we are required to make certain estimates, judgments and assumptions when preparing our consolidated financial statements. These estimates, judgments and assumptions affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. These estimates include, but are not limited to, the recoverability of creator signing fees and creator advances, chargebacks and refunds due to cancelled or postponed events, certain assumptions used in the valuation of equity awards, assumptions used in determining the fair value of business combinations, the allowance for credit losses, and indirect tax reserves. Due to the ongoing COVID-19 pandemic, there is uncertainty and significant disruption in the global economy and financial markets. We have had to make significant estimates in our consolidated financial statements, specifically related to chargebacks and refunds reserves due to cancelled or postponed events. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates and such differences could be material to our consolidated financial statements.
Chargebacks and Refunds Reserve
Critical estimates. The terms of our standard merchant agreement obligate creators to reimburse attendees who are entitled to refunds. We record estimates for refunds and chargebacks of our fees as contra-revenue. When we provide advance payouts, we assume risk that the event may be cancelled, fraudulent, or materially not as described, resulting in significant chargebacks and refund requests. If the creator is insolvent or has spent the proceeds of the ticket sales for event-related costs, we may not be able to recover our losses from these events, and such unrecoverable amounts could equal the value of the transaction or transactions settled to the creator prior to the event that is disputed, plus any associated chargeback fees not assumed by the creator. We record reserves for estimated advance payout losses as an operating expense classified within sales, marketing and support.
Assumptions and judgment. Reserves are recorded based on our assessment of various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, the nature of future events, the remaining time to event date, macro-economic conditions and current events, and actual chargeback and refund activity during the current year.
Impact if actual results differ from assumptions. The chargebacks and refunds reserve was $21.4 million and $33.2 million which primarily includes reserve balances for estimated advance payout losses of $18.5 million and $29.5 million as of December 31, 2021 and 2020, respectively. The decrease in the reserve balance during the year ended December 31, 2021 was the result of lower estimated losses from the advance payout program and estimated future refunds of fees, which were previously higher at the onset of the COVID-19 pandemic. Due to the nature of the COVID-19 situation, the limited data on losses attributed to COVID-19 impact across other industries, a high degree of uncertainty around the assumptions noted above including the outcome of events that are currently postponed or rescheduled and the remaining advance payouts balance, it is possible that the reserve will not be sufficient and our actual losses could be materially different from our current estimates. We will adjust our reserves in the future to reflect our best estimates of future outcomes. We cannot predict the outcome of or estimate the possible recovery or range of recovery from these matters.

Recoverability of creator signing fees and creator advances
Critical estimates. We offer incentives such as creator signing fees and creator advances, which are intended to increase ticket sales and revenue. Creator signing fees are incentives that we offer and pay in order to secure exclusive ticketing and payment processing rights with certain creators. Creator advances are incentives that we offer, which provide the creator with funds in advance of the event. These are subsequently recovered by withholding amounts due to us from the sale of tickets for the event until the creator payment has been fully recovered.
We record a reserve for creator signing fees and creator advances taking into consideration the recoverability of outstanding balances and changing facts and circumstances for each reporting period. Creator signing fees and creator advances are presented net of reserves on the consolidated balance sheets and were $3.4 million and $0.9 million respectively, as of December 31, 2021.
Assumptions and judgment. Reserves are recorded based on management’s assessment of various factors, including a creator’s payment history, the rate and timing of recovery for outstanding advances, recent ticket sales activity, the frequency and size of historical and planned future events, and macro-economic conditions and current events that may impact a creator’s ability to generate future ticket sales. As of December 31, 2021, reserves relating to creator signing fees and creator advances were $8.7 million and $13.5 million, respectively.
Impact if actual results differ from assumptions. Creator signing fees and creator advances are presented net of reserves on the consolidated balance sheets. In the event our reserve estimates differ from actuals, such amounts are not expected to have a material effect on our financial condition, results of operations or cash flows.
Business Combinations, Goodwill and Acquired Intangible Assets
Critical estimates. We account for business acquisitions using the purchase method of accounting, in accordance with which assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Such valuations require us to make significant estimates and assumptions, especially with respect to intangible assets.
Acquired intangible assets, net consists of identifiable intangible assets such as developed technology, customer relationships, and trade names resulting from our acquisitions. Acquired intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated economic lives following the pattern in which the economic benefits of the assets will be consumed, which is straight-line. Acquired intangible assets are presented net of accumulated amortization in the consolidated balance sheets. Goodwill is not amortized but we evaluate goodwill impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate the goodwill may be impaired.
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
Assumptions and judgment. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology and trade names from a market participant perspective, useful lives and discount rates. Significant judgment and estimates are required in assessing impairment of long-lived assets, and goodwill including identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows, and determining appropriate discount rates. There was no impairment loss recorded on goodwill and acquired intangible assets for the years ended December 31, 2021 and 2020.
Impact if actual results differ from assumptions. As a result of the goodwill impairment assessment, management concluded goodwill was not impaired as of December 31, 2021 and does not believe that its reporting unit is at risk of failing the impairment test since the fair value of the reporting unit substantially exceeded the carrying value. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Actual future operating results and the remaining economic lives of our intangible assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations.

Stock-Based Compensation Expense
Critical estimates. We estimate the fair value of stock options granted using the Black-Scholes option pricing model. Determining the grant-date fair value of options using the Black-Scholes option-pricing model requires management to make assumptions and judgments. These estimates involve inherent uncertainties and, if different assumptions had been used, stock-based compensation expense could have been materially different from the amounts recorded. As we do not have sufficient historical stock price information to meet the expected life of the stock option grants, we use a blended volatility that includes our common stock trading history and supplements the remaining historical information with the trading history from the common stock of a set of comparable publicly-traded companies. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our stock price becomes available. The expected term of stock options granted has been determined using the simplified method, which uses the midpoint between the vesting date and the contractual term.
Compensation expense is recognized over the vesting period of the applicable award using the straight-line method. We estimate forfeitures in order to calculate stock-based compensation expense.
Assumptions and judgment. Refer to Note 12, "Stockholders' Equity", of our Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for the range of assumptions used to estimate the fair value of stock options granted to employees.
Impact if actual results differ from assumptions. Although we believe that our estimates and judgments are reasonable, actual results may differ from these estimates which could have a material adverse effect on our financial results.
Indirect Tax Reserves
Critical estimates. Eventbrite is subject to indirect taxes such as sales and use, value-added tax, and goods and services tax in the U.S. and certain foreign jurisdictions. The evaluation of our indirect tax reserves involves significant judgment in the interpretation and application of GAAP and complex domestic and international tax laws.
Assumptions and judgment. Reserves are adjusted considering changing facts and circumstances, such as the closing of a tax examination or the refinement of an estimate. We recognize losses from such reserves if it is estimable and probable that our position would not be sustainable upon examination by the taxing authorities.
Impact if actual results differ from assumptions. Although management believes our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our reserves. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences could have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements
Refer to Note 2, "Significant Accounting Policies", of our Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
As of December 31, 2021, our 2025 Notes and 2026 Notes were outstanding, both of which are subject to fixed annual interest charges. We have therefore no financial or economic exposure associated with changes in interest rates. However, the fair value of these financial instruments may fluctuate when interest rates change or can be affected when the market price of our Class A common stock fluctuates. We carry the convertible senior notes at face value less unamortized issuance cost on our balance sheet, and we present the fair value for required disclosure purposes only.
Foreign Currency Risk
Many creators live or operate outside the United States, and therefore, we have significant ticket sales denominated in foreign currencies, most notably the British Pound, Euro, Canadian Dollar and Australian Dollar. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Accordingly, we are subject to foreign currency risk, which may adversely impact our financial results. The functional currency of our international subsidiaries is the U.S. dollar. Movements in foreign exchange rates are recorded in other income (expense), net in our condensed consolidated statements of operations. We have experienced and will continue to experience fluctuations in foreign exchange gains and losses related to changes in exchange rates. If our foreign-currency denominated assets, liabilities, revenues, or expenses increase, our results of operations may be more significantly impacted by fluctuations in the exchange rates of the currencies in which we do business. A 10% increase or decrease in current exchange rates would not have a material impact on our consolidated results of operations.

Item 8. Financial Statements and Supplementary Data

Eventbrite, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Eventbrite, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Eventbrite, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt in 2021 and the manner in which it accounts for leases and revenue from contracts with customers in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Recoverability of Creator Signing Fees and Advances
As described in Notes 2, 4, and 5 to the consolidated financial statements, creator signing fees are additional incentives that are offered and paid by the Company to secure exclusive ticketing and payment processing rights with certain creators. Creator advances are incentives that are offered by the Company which provide the creator with funds in advance of the event and are subsequently recovered by withholding amounts due to the Company from the sale of tickets for the event until the creator payment has been fully recovered. The Company has recorded $3.4 million of creator signing fees, net and $0.9 million of creator advances, net as of December 31, 2021. Creator signing fees and creator advances are presented net of reserves on the consolidated balance sheets. Reserves are recorded based on management’s assessment of various factors, including a creator’s payment history, the rate and timing of recovery for outstanding advances, recent ticket sales activity, the frequency and size of historical and planned future events, and macro-economic conditions and current events that may impact a creator’s ability to generate future ticket sales.
The principal considerations for our determination that performing procedures relating to the recoverability of creator signing fees and advances is a critical audit matter are (i) the significant judgment by management in developing the estimate of reserves, which in turn led to; (ii) significant audit effort in performing procedures related to evaluating management’s assessment of a creator’s payment history, the rate and timing of recovery for outstanding advances, recent ticket sales activity, the frequency and size of historical and planned future events, and macro-economic conditions and current events that may impact a creator’s ability to generate future ticket sales used to estimate the reserves; and (iii) a high degree of auditor judgment and subjectivity in evaluating the audit evidence related to the estimate of the reserves.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to creator signing fees and advances, including controls over the development of the estimate of the reserves. These procedures also included, among others (i) evaluating management’s process for assessing the recoverability of creator signing fees and advances and developing the estimate of reserves; (ii) evaluating the reasonableness of management’s assessment of a creator’s payment history, the rate and timing of recovery for outstanding advances, recent ticket sales activity, the frequency and size of historical and planned future events, and macro-economic conditions and current events that may impact a creator’s ability to generate future ticket sales for a sample of creator balances; and (iii) testing the completeness and accuracy of data provided by management, examining evidence from third parties, and evaluating prior period estimates by comparison to actual current period events for a sample of creator balances.
Chargebacks and refunds reserve - Reserves for estimated advance payout losses
As described in Note 2 to the consolidated financial statements, for qualified creators, the Company passes ticket sales proceeds to the creator prior to the event, subject to certain limitations, which the Company refers to as advance payouts. As a result of the COVID-19 pandemic and its effect of causing creators to cancel, postpone or reschedule events, the Company temporarily suspended its advance payouts program during the first quarter of 2020. The Company started making advance payouts available to a limited number of qualified creators during the third quarter of 2020. In the second quarter of 2021, the Company launched Scheduled Payouts, an updated advance payouts program, to paid creators who qualify and accept the Company's terms and conditions. If the creator is insolvent or has spent the proceeds of the ticket sales for event-related costs, the Company may not be able to recover its losses from these events, and such unrecoverable amounts could equal the value of the transaction or transactions settled to the creator prior to the event that is disputed, plus any associated chargeback fees not assumed by the creator. Management records reserves for estimated advance payout losses as an operating expense classified within sales, marketing and support. Reserves are recorded based on management’s assessment of various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, the nature of future events, the remaining time to event date, macro-economic conditions and current events, and actual chargeback and refund activity during the current year. As of December 31, 2021, the Company’s reserves for estimated advance payout losses was $18.5 million.
The principal considerations for our determination that performing procedures relating to the chargebacks and refunds reserve - reserves for estimated advance payout losses is a critical audit matter are (i) the significant judgment by management in developing the reserves for estimated advance payout losses, which in turn led to; (ii) significant audit effort in performing procedures related to evaluating management’s assessment of amounts paid and outstanding to creators in conjunction with the advance payout program, the nature of future events, the remaining time to event date, macro-economic conditions and current events, and actual chargeback and refund activity during the current year used to estimate the reserve; and (iii) a high degree of auditor judgment and subjectivity in evaluating the audit evidence related to the estimate of the reserve.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to advance payouts, including controls over the development of reserves for estimated advance payout losses. These procedures also included, among others (i) evaluating management’s process for developing the reserves for estimated advance payout losses; (ii) evaluating the reasonableness of management’s assessment of amounts paid and outstanding to creators in conjunction with the advance payout program, the nature of future events, the remaining time to event date, macro-economic conditions and current events, and actual chargeback and refund activity during the current year; (iii) testing the completeness and accuracy of data provided by management for a sample of events; and (iv) evaluating chargeback and refund activity subsequent to year end.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 18, 2022

We have served as the Company’s auditor since 2014.

EVENTBRITE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$634,378	$505,756
Funds receivable	18,197	10,807
Accounts receivable, net	1,110	458
Creator signing fees, net	1,184	3,657
Creator advances, net	862	6,651
Prepaid expenses and other current assets	17,877	9,804
Total current assets	673,608	537,133
Property and equipment, net	7,162	11,574
Operating lease right-of-use assets	10,940	13,886
Goodwill	174,388	174,388
Acquired intangible assets, net	31,116	42,333
Restricted cash	1,781	2,674
Creator signing fees, noncurrent	2,225	5,838
Other assets	1,756	7,859
Total assets	$902,976	$795,685
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, creators	$285,222	$191,134
Accounts payable, trade	1,083	1,903
Chargebacks and refunds reserve	21,395	33,225
Accrued compensation and benefits	10,910	3,980
Accrued taxes	11,068	2,992
Operating lease liabilities	4,149	4,940
Other accrued liabilities	24,139	8,362
Total current liabilities	357,966	246,536
Accrued taxes, noncurrent	12,868	14,234
Operating lease liabilities, noncurrent	8,677	11,517
Long-term debt	353,564	206,630
Other liabilities	1	1,196
Total liabilities	733,076	480,113
Commitments and contingent liabilities (Note 11)
Stockholders’ equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of December 31, 2021 or 2020	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized, 97,246,465 shares issued and outstanding as of December 31, 2021; 1,100,000,000 shares authorized, 92,654,785 shares issued and outstanding as of December 31, 2020	1	1
Additional paid-in capital	903,470	913,115
Accumulated deficit	(733,571)	(597,544)
Total stockholders’ equity	169,900	315,572
Total liabilities and stockholders’ equity	$902,976	$795,685

(See accompanying Notes to Consolidated Financial Statements)

EVENTBRITE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net revenue	$187,134	$106,006	$326,801
Cost of net revenue	70,294	62,330	129,141
Gross profit	116,840	43,676	197,660
Operating expenses:
Product development	66,303	54,551	64,196
Sales, marketing and support	35,916	84,259	102,874
General and administrative	82,399	103,146	100,541
Total operating expenses	184,618	241,956	267,611
Loss from operations	(67,778)	(198,280)	(69,951)
Interest expense	(16,267)	(24,586)	(2,986)
Loss on debt extinguishment	(49,977)	—	(1,742)
Other income (expense), net	(3,630)	(1,932)	5,727
Loss before income taxes	(137,652)	(224,798)	(68,952)
Income tax provision (benefit)	1,428	(80)	(192)
Net loss	$(139,080)	$(224,718)	$(68,760)
Net loss per share, basic and diluted	$(1.47)	$(2.52)	$(0.84)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	94,303	89,335	81,979

(See accompanying Notes to Consolidated Financial Statements)

EVENTBRITE, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	11,502,993	$—	66,855,401	$—	(188,480)	$(488)	$718,405	$(302,695)	$415,222
Issuance of common stock upon exercise of stock options	6,209,953	—	255,407	—	—	—	40,669	—	40,669
Issuance of restricted stock awards	394,558	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	353,407	—	—	—	—	—	—	—	—
Issuance of common stock for ESPP Purchase	271,294	—	—	—	—	—	3,631	—	3,631
Shares withheld related to net share settlement	(124,153)	—	—	—	—	—	(2,821)	—	(2,821)
Conversion of common stock from Class B to Class A	43,255,565	1	(43,255,565)	—	—	—	(1)	—	—
Retirement of treasury shares	—	—	—	—	188,480	488	(488)	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	367	—	367
Cumulative effect adjustment upon adoption of ASU 2014-09	—	—	—	—	—	—	—	(600)	(600)
Cumulative effect adjustment upon adoption of ASU 2016-02	—	—	—	—	—	—	—	(771)	(771)
Stock-based compensation	—	—	—	—	—	—	38,878	—	38,878
Net loss	—	—	—	—	—	—	—	(68,760)	(68,760)
Balance at December 31, 2019	61,863,617	$1	23,855,243	$—	—	$—	$798,640	$(372,826)	$425,815

EVENTBRITE, INC.
Consolidated Statements of Stockholders’ Equity (Deficit) (continued)
(in thousands, except share data)

	Common Stock-Class A		Common Stock-Class B		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	61,863,617	$1	23,855,243	$—	$798,640	$(372,826)	$425,815
Issuance of common stock upon exercise of stock options	3,242,260	—	13,004	—	19,282	—	19,282
Issuance of restricted stock awards	25,142	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	1,354,695	—	—	—	—	—	—
Issuance of common stock for ESPP Purchase	171,315	—	—	—	1,291	—	1,291
Shares withheld related to net share settlement	(469,665)	—	—	—	(5,082)	—	(5,082)
Conversion of common stock from Class B to Class A	688,973	—	(688,973)	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	241	—	241
Equity component of senior convertible notes, net of issuance costs	—	—	—	—	45,452	—	45,452
Purchase of convertible senior notes capped calls	—	—	—	—	(15,600)	—	(15,600)
Shares issued for warrants exercised in connection with term loans	2,599,174	—	—	—	27,369	—	27,369
Stock-based compensation	—	—	—	—	41,522	—	41,522
Net loss	—	—	—	—	—	(224,718)	(224,718)
Balance at December 31, 2020	69,475,511	$1	23,179,274	$—	$913,115	$(597,544)	$315,572
Cumulative effect adjustment upon adoption of ASU 2020-06	—	—	—	—	(45,452)	3,053	(42,399)
Issuance of common stock upon exercise of stock options	1,833,041	—	1,500,000	—	18,526	—	18,526
Issuance of restricted stock awards	19,240	—	—	—	—	—	—
Cancellation of restricted stock awards	(73,829)	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	1,882,750	—	—	—	—	—	—
Shares withheld related to net share settlement	(676,225)	—	—	—	(13,705)	—	(13,705)
Issuance of common stock for ESPP Purchase	106,703	—	—	—	1,430	—	1,430
Conversion of common stock from Class B to Class A	6,956,921	—	(6,956,921)	—	—	—	—
Purchase of convertible senior notes capped calls	—	—	—	—	(18,509)	—	(18,509)
Stock-based compensation	—	—	—	—	48,065	—	48,065
Net loss	—	—	—	—	—	(139,080)	(139,080)
Balance at December 31, 2021	79,524,112	$1	17,722,353	$—	$903,470	$(733,571)	$169,900
(See accompanying Notes to Consolidated Financial Statements)

EVENTBRITE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(139,080)	$(224,718)	$(68,760)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,716	22,610	24,324
Amortization of creator signing fees	2,817	8,553	10,858
Noncash operating lease expense	4,647	8,827	8,246
Amortization of debt discount and issuance costs	3,917	10,226	326
Payment in Kind interest	2,178	6,784	—
Loss on debt extinguishment	49,977	—	1,742
Stock-based compensation expense	47,523	40,215	37,594
Impairment charges of creator advances and creator signing fees	1,742	12,308	5,671
Allowance for credit losses and provision for creator advances	1,029	17,634	2,433
Provision for chargebacks and refunds	6,489	61,016	—
Other	745	3,495	(307)
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(591)	(2,505)	(288)
Funds receivable	(7,390)	44,089	3,801
Creator signing fees, net	1,533	(2,665)	(21,216)
Creator advances, net	4,694	2,516	(5,685)
Prepaid expenses and other assets	(8,310)	4,862	1,891
Accounts payable, creators	94,088	(116,737)	36,170
Accounts payable, trade	(842)	171	670
Chargebacks and refunds reserve	(18,319)	(30,398)	—
Accrued compensation and benefits	6,930	(2,367)	761
Accrued taxes	6,108	(3,173)	(2,756)
Operating lease liabilities	(5,332)	(9,663)	(9,146)
Other accrued liabilities	14,774	(7,972)	3,626
Payment in Kind interest	(8,962)	—	—
Net cash provided by (used in) operating activities	79,081	(156,892)	29,955
Cash flows from investing activities
Purchases of property and equipment	(985)	(1,699)	(5,888)
Capitalized internal-use software development costs	(1,548)	(4,583)	(7,710)
Cash paid for acquisitions, net of cash acquired	—	(6,375)	—
Net cash used in investing activities	(2,533)	(12,657)	(13,598)
Cash flows from financing activities
Proceeds from issuance of debt	212,750	275,000	—
Debt issuance costs	(5,738)	(18,901)	(457)
Principal repayment of debt obligations and prepayment premium	(143,247)	—	(73,594)
Purchase of convertible notes capped calls	(18,509)	(15,600)	—
Proceeds from exercise of stock options	18,526	19,282	40,669
Purchases under employee stock purchase plan	1,429	1,292	3,631
Taxes paid related to net share settlement of equity awards	(13,705)	(5,517)	(2,363)
Other	(325)	(517)	(703)
Net cash provided by (used in) financing activities	51,181	255,039	(32,817)
Net increase (decrease) in cash, cash equivalents and restricted cash	127,729	85,490	(16,460)
Cash, cash equivalents and restricted cash
Beginning of period	508,430	422,940	439,400
End of period	$636,159	$508,430	$422,940

EVENTBRITE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2021	2020	2019
Supplemental cash flow data
Interest paid	$9,595	$6,751	$10,657
Income taxes paid, net of refunds	135	835	1,096
Noncash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,806	$2,688	$3,704
Indemnity holdback consideration associated with ToneDen acquisition	—	1,125	—
Vesting of early exercised stock options	—	241	367
Purchases of property and equipment, accrued but unpaid	70	43	436

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
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
Use of Estimates
In order to conform with GAAP, the Company is required to make certain estimates, judgments and assumptions when preparing its consolidated financial statements. These estimates, judgments and assumptions affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. These estimates include, but are not limited to, the recoverability of creator signing fees and creator advances, chargebacks and refunds reserve, certain assumptions used in the valuation of equity awards, assumptions used in determining the fair value of business combinations, the allowance for credit losses, and indirect tax reserves. The Company evaluates these estimates on an ongoing basis. Actual results could differ from those estimates and such differences could be material to the Company’s consolidated financial statements.

COVID-19 Impacts
The Company continues to experience a significant impact due to the COVID-19 pandemic, the introduction and spread of new variants of the virus, including, for example, the Omicon variant, and the social distancing and government mandates to restrict gatherings of people. The effect of and uncertainties surrounding the COVID-19 pandemic have caused the Company to make significant estimates in its consolidated financial statements as of and for the year ended December 31, 2021, specifically related to chargebacks and refunds due to cancelled or postponed events, which impact net revenue, advance payouts, creator signing fees and creator advances.
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
Segment Information
The Company’s Chief Executive Officer (CEO) is the chief operating decision maker. The Company's CEO reviews discrete financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. Accordingly, the Company has determined that it operates as a single operating segment and has one reportable segment.
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
The Company early adopted ASU 2020-06 on January 1, 2021 using the modified retrospective transition method. Adoption of ASU 2020-06 resulted in a decrease to additional paid-in capital of $45.5 million, an increase to retained earnings of $3.1 million, and a net increase to long-term debt of $42.4 million. Refer to Note 10, "Debt", for more details. The Company will use the if-converted method to calculate diluted EPS unless it makes an irrevocable election to settle the principal of the notes in cash and the excess conversion spread in shares, in which case the Company can continue to use the Treasury stock method. Since the Company had a net loss for the year ended December 31, 2021 and 2020, the convertible senior notes were determined to be anti-dilutive and therefore had no impact to basic or diluted net loss per share for the period as a result of adopting ASU 2020-06.

Revenue Recognition
The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40), effective January 1, 2019, using a modified retrospective approach to contracts which were not completed as of the adoption date.
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
Reserves are recorded based on management’s assessment of various factors, including a creator’s payment history, the rate and timing of recovery for outstanding advances, recent ticket sales activity, the frequency and size of historical and planned future events, and macro-economic conditions and current events that may impact a creator’s ability to generate future ticket sales.
Accounts Payable, Creators
Accounts payable, creators consist of unremitted ticket sale proceeds, net of Eventbrite service fees and applicable taxes. Amounts are remitted to creators within five business days subsequent to the completion of the related event. Creators may apply to receive these proceeds prior to their events as creators often need these funds to pay for event-related costs. For qualified creators, the Company passes ticket sales proceeds to the creator prior to the event, subject to certain limitations. The Company refers to these payments as advance payouts. When an advance payout is made, the Company reduces its cash and cash equivalents with a corresponding decrease to its accounts payable, creators.
As a result of the COVID-19 pandemic and its effect of causing creators to cancel, postpone or reschedule events, the Company temporarily suspended its advance payouts program on March 11, 2020, at which date the total advance payouts to creators related to future events was approximately $354.0 million. The Company started making advance payouts available to a limited number of qualified creators during the third quarter of 2020. In the second quarter of 2021, the Company launched Scheduled Payouts, an updated advance payouts program, to paid creators who qualify and accept the Company's standard or negotiated terms and conditions. As of December 31, 2021, advance payouts outstanding was approximately $319.3 million including $79.5 million of advance payouts issued since the third quarter of 2020, when the Company resumed the advance payout program on a limited basis.
Chargebacks and Refunds Reserve
The terms of the Company's standard merchant agreement obligate creators to reimburse attendees who are entitled to refunds. The Company records estimates for refunds and chargebacks of its fees as contra-revenue. When the Company provides advance payouts, it assumes risk that the event may be cancelled, fraudulent, or materially not as described, resulting in significant chargebacks and refund requests. If the creator is insolvent or has spent the proceeds of the ticket sales for event-related costs, the Company may not be able to recover its losses from these events, and such unrecoverable amounts could equal the value of the transaction or transactions settled to the creator prior to the event that is disputed, plus any associated chargeback fees not assumed by the creator. The Company records reserves for estimated advance payout losses as an operating expense classified within sales, marketing and support.
Reserves are recorded based on the Company's assessment of various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, the nature of future events, the remaining time to event date, macro-economic conditions and current events, and actual chargeback and refund activity during the current year. The chargebacks and refunds reserve was $21.4 million and $33.2 million which primarily includes reserve balances for estimated advance payout losses of $18.5 million and $29.5 million as of December 31, 2021 and December 31, 2020, respectively.
The decrease in the reserve balance during the year ended December 31, 2021 was the result of lower estimated losses from the advance payout program and estimated future refunds of fees, which were previously higher at the onset of the COVID-19 pandemic.
Due to the nature of the COVID-19 situation and the limited amount of currently available data, there is a high degree of uncertainty around the outcome of events that are currently postponed or rescheduled and the remaining advance payouts balance. It is possible that this amount will not be sufficient and the Company's actual losses could be materially different from its current estimates. The Company will adjust reserves in the future to reflect best estimates of future outcomes. The Company cannot predict the outcome of or estimate the possible recovery or range of recovery from these matters.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes bank deposits and money market funds held with financial institutions. Cash and cash equivalents include the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such balances were $268.6 million and $181.1 million as of December 31, 2021 and 2020, respectively. Although creator cash is legally unrestricted, the Company does not utilize creator cash for its own financing or investing activities as the amounts are payable to creators on a regular basis. These amounts due to creators are included in accounts payable, creators on the consolidated balance sheets. The Company considers all highly liquid investments, including money market funds with an original maturity of three months or less at the date of purchase, to be cash equivalents.
The Company has issued letters of credit relating to contracts entered into with other parties under lease agreements and other agreements which have been collateralized with cash. This cash is classified as noncurrent restricted cash on the consolidated balance sheets. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2021	2020	2019
Cash and cash equivalents	$634,378	$505,756	$420,712
Restricted cash	1,781	2,674	2,228
Total cash, cash equivalents and restricted cash	$636,159	$508,430	$422,940
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
The Company’s cash equivalents, funds receivable, accounts receivable, accounts payable and other current liabilities approximate their fair value. All of these financial assets and liabilities are Level 1, except for debt. Refer to Note 10, “Debt”, for details regarding the fair value of the Company's convertible senior notes.
Concentrations of Risk
Financial instruments potentially exposing the Company to concentrations of credit risk consist primarily of cash, funds receivable, accounts receivable, payments to creators and creator advance payouts. In relation to the capped call transactions, the Company is subject to counterparty risk of default with financial institutions (option counterparties). The Company's exposure to the credit risk of the option counterparties under the capped call transactions is not secured by any collateral. The Company holds its cash with high-credit-quality financial institutions; however, the Company maintains balances in excess of the FDIC insurance limits.
The Company does not require its customers to provide collateral to support accounts receivable and maintains an allowance for accounts receivable balances that are doubtful of collection. As of December 31, 2021, one customer accounted for 11% of net accounts receivables. As of December 31, 2020 there were no customers that represented 10% or more of accounts receivable balance. There were no customers that individually exceeded 10% of net revenue during the years ended December 31, 2021, 2020 and 2019.
Funds Receivable
Funds receivable represents cash-in-transit from third-party payment processors that is received by the Company within approximately five business days from the date of the underlying ticketing transaction. The funds receivable balance includes the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such amounts were $16.7 million and $10.0 million as of December 31, 2021 and 2020, respectively.
Accounts Receivable, Net
Accounts receivable, net is primarily comprised of invoiced amounts to creators who use a third-party facilitated payment processor (FPP). For customer accounts receivable balances related to FPP, the Company records accounts receivable at the invoiced amount, net of a reserve to provide for potentially uncollectible amounts.

In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including the age of the balance, the creditworthiness of the customer and the customer’s current financial condition. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified.
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
Leases
The Company has operating leases primarily for office space. The determination of whether an arrangement is a lease or contains a lease is made at inception by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset.
Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Right-of-use assets also include adjustments related to prepayments and lease incentives. In calculating the present value of the lease payments, the Company utilizes its incremental borrowing rate, as the rates implicit in the leases were not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located.
Options to extend or terminate a lease are included in the lease term when it is reasonably certain that the Company will exercise such options. Generally, the operating lease right-of-use asset and associated lease liability do not consider the option to extend the term, as the Company is not reasonably certain of exercising the extension option.
The Company recognizes lease expense for its operating leases on a straight-line basis over the term of the lease. The Company’s lease agreements may contain variable costs such as common area maintenance, operating expenses or other costs. Variable lease costs are expensed as incurred on the consolidated statements of operations. Additionally, the Company elected to combine lease and non-lease components as a single lease component.
Leases with an initial term of twelve months or less are not recognized on the consolidated balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the term of the lease.
The Company adopted ASU 2016-02, Leases (Topic 842) effective January 1, 2019, using a modified retrospective basis and applied the optional practical expedients related to the transition. The adoption of ASC 842 resulted in the recognition of $25.7 million of operating lease right-of-use assets and operating lease liabilities of $29.7 million on the consolidated balance sheet as of January 1, 2019
Internal-Use Software Development Costs
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
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized but the Company evaluates goodwill impairment of its single reporting unit annually in the fourth quarter, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. During the year ended December 31, 2021, the Company performed an analysis by comparing its estimated fair value to the carrying amount, including goodwill. The Company's analysis indicated that its estimated fair value, using the market price of its common stock, exceeded its carrying amount and therefore goodwill was not impaired and no additional steps were necessary.
Acquired intangible assets, net consists of identifiable intangible assets such as developed technology, customer relationships, and trade names resulting from acquisitions. Acquired intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated economic lives following the pattern in which the economic benefits of the assets will be consumed, which is straight-line. There were no impairment charges in any of the periods presented in the consolidated financial statements.
Impairment of Long-lived Assets
The carrying amounts of long-lived assets, including property and equipment, capitalized internal-use software, acquired intangible assets and right-of-use operating lease assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate over its remaining life. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to the fair value.
If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the revised shorter useful life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. For the periods presented, the Company had recorded no impairment charges of long-lived assets.
Stock-Based Compensation Expense
Stock-based compensation expense is measured based on the grant-date fair value of the awards. The Company uses the market closing price of its common stock as reported on the New York Stock Exchange for the fair value of equity awards. The grant-date fair value of stock options is estimated using the Black-Scholes option pricing model. Compensation expense is recognized over the vesting period of the applicable award using the straight-line method. The Company estimates forfeitures in order to calculate the stock-based compensation expense.
Determining the grant-date fair value of options using the Black-Scholes option-pricing model requires management to make assumptions and judgments. The Company uses a blended volatility that includes its common stock trading history and supplements the remaining historical information with the trading history from the common stock of a set of comparable publicly-traded companies. The expected term of stock options granted has been determined using the simplified method, which uses the midpoint between the vesting date and the contractual term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Advertising
Advertising costs are charged to expense as incurred. The costs of developing advertising creative and trade show expenses are initially deferred and charged to expense in the period in which the advertising is displayed or the period the trade show occurs. Advertising expenses were $2.4 million, $1.1 million and $4.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Foreign Currency Remeasurement
The functional currency of the Company’s international subsidiaries is the U.S. dollar. Accordingly, monetary balance sheet accounts are remeasured using exchange rates in effect at the balance sheet dates and non-monetary items are stated at historical exchange rates. Revenue and expenses are remeasured at the average exchange rates for the period. Foreign currency remeasurement and transaction gains and losses are included in other income (expense), net in the consolidated statements of operations. The Company recorded foreign currency rate remeasurement loss of $3.7 million, loss of $2.6 million and gain of $1.1 million during the years ended December 31, 2021, 2020 and 2019, respectively.
Net Loss Per Share
Prior to the adoption of ASU 2020-06, the Company used the treasury stock method for calculating any potential dilutive effect of the common shares outstanding on net loss per share, if applicable, including stock options, restricted stock units and shares underlying the conversion option of the convertible senior notes. After the adoption of ASU 2020-06 on January 1, 2021, the Company used the if-converted method for calculating any potential dilutive effect of its common equivalent shares and convertible senior notes. The potential impact upon the conversion of the convertible senior notes and common equivalent shares are excluded from the calculation of diluted net loss per share in periods for which they have an anti-dilutive effect. For periods in which the Company reports net losses, diluted net loss per share is the same as basic net loss per share because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

3. Accounts Receivable, Net
Accounts receivable, net is comprised of invoiced amounts to customers who use FPP for payment processing as well as other invoiced amounts. In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including the age of the balance, the creditworthiness of the customer and the customer’s current financial condition. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. The following table summarizes the Company’s accounts receivable balance (in thousands):

	December 31,
	2021	2020
Accounts receivable, customers	$2,085	$1,494
Allowance for credit losses	(975)	(1,036)
Accounts receivable, net	$1,110	$458

4. Creator Signing Fees, Net
Creator signing fees are additional incentives paid by the Company to secure exclusive ticketing and payment processing rights with certain creators. Amortization of creator signing fees is recorded as a reduction of revenue in the consolidated statements of operations.
As of December 31, 2021, the balance of creator signing fees, net is being amortized over a weighted-average remaining contract life of 3.0 years on a straight-line basis. The following table summarizes the activity in creator signing fees for the periods indicated (in thousands):

	December 31,
	2021	2020
Balance, beginning of period	$9,495	$26,307
Creator signing fees paid	35	3,961
Amortization of creator signing fees	(2,817)	(8,553)
Write-offs and other adjustments	(3,304)	(12,220)
Balance, end of period	$3,409	$9,495

Creator signing fees, net	$1,184	$3,657
Creator signing fees, noncurrent	2,225	5,838
5. Creator Advances, Net
Creator advances are incentives that are offered by the Company which provide the creator with funds in advance of the event. These are subsequently recovered by withholding amounts due to the Company from the sale of tickets for the event until the creator payment has been fully recovered.
The following table summarizes the activity in creator advances for the periods indicated (in thousands):

	December 31,
	2021	2020
Balance, beginning of period	$6,651	$23,204
Creator advances paid	75	7,740
Creator advances recouped	(4,770)	(10,257)
Write-offs and other adjustments	(1,094)	(14,036)
Balance, end of period	$862	$6,651

6. Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	December 31,
	2021	2020
Capitalized internal-use software development costs	51,292	49,202
Furniture and fixtures	1,298	3,594
Computers and computer equipment	6,854	6,926
Leasehold improvements	4,841	7,690
Finance lease right-of-use assets	605	607
	64,890	68,019
Less: Accumulated depreciation and amortization	(57,728)	(56,445)
Property and equipment, net	$7,162	$11,574
The Company recorded the following amounts related to depreciation of fixed assets and capitalized internal-use software development costs during the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Depreciation expense	$1,917	$4,194	$5,950
Capitalized internal-use software development costs	2,090	5,008	8,993
Amortization of capitalized internal-use software development costs	5,592	7,866	7,562

7. Leases
Operating leases
The Company leases its office facilities under operating lease arrangements with varying expiration dates through 2028. As of December 31, 2021, the remaining lease term of the Company's operating leases ranges from less than one year to five years.
The components of operating lease costs for the year ended December 31, 2021 were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease costs	$4,647	$8,827
Sublease income	(1,427)	(4,207)
Total operating lease costs, net	$3,220	$4,620
The Company made cash payments of $5.3 million for operating lease liabilities during the year ended December 31, 2021, which is included within the operating activities section on the consolidated statements of cash flows.
As of December 31, 2021 the Company's operating leases had a weighted-average remaining lease term of 3.6 years and a weighted-average discount rate of 3.0%.

As of December 31, 2021, maturities of operating lease liabilities were as follows (in thousands):

2022	$4,492
2023	4,043
2024	2,225
2025	1,997
2026	425
Thereafter	381
Total operating lease payments	13,563
Less: Imputed interest	(737)
Total operating lease liabilities	$12,826
Reconciliation of lease liabilities as shown in the consolidated balance sheets
Operating lease liabilities, current	$4,149
Operating lease liabilities, noncurrent	8,677
Total operating lease liabilities	$12,826

8. Acquisitions
The Company made no acquisitions in 2021 and 2019.
2020 Acquisition
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

The following table sets forth the components of identifiable intangible assets acquired (in thousands) and their estimated useful lives (in years) as of the date of acquisition:

	Cost	Estimated useful life
Developed technology	$3,300	4.0
Customer relationships	400	2.5
Trademark	50	2.0
Total acquired intangible assets	$3,750

9. Goodwill and Acquired Intangible Assets, Net
The changes in the carrying amounts of goodwill was as follows (in thousands):

At December 31, 2019	170,560
Additions from acquisitions	3,828
At December 31, 2020	174,388
Additions from acquisitions	—
At December 31, 2021	174,388
Acquired intangible assets consisted of the following as of the dates indicated (in thousands):

	December 31, 2021
	Cost	Accumulated Amortization	Net Book Value	Weighted-average remaining useful life (years)
Developed technology	$22,396	$20,029	$2,367	2.9
Customer relationships	74,884	46,157	28,727	3.6
Tradenames	1,650	1,628	22	0.9
Acquired intangible assets, net	$98,930	$67,814	$31,116

	December 31, 2020
	Cost	Accumulated Amortization	Net Book Value	Weighted-average remaining useful life (years)
Developed technology	$22,396	$19,194	$3,202	3.9
Customer relationships	74,884	35,800	39,084	4.4
Tradenames	1,650	1,603	47	1.9
Acquired intangible assets, net	$98,930	$56,597	$42,333

The Company recorded amortization expense related to acquired intangible assets as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of net revenue	$825	$143	$434
Sales, marketing and support	10,357	10,430	10,381
General and administrative	25	3	—
Total amortization of acquired intangible assets	$11,207	$10,576	$10,815

As of December 31, 2021, the total expected future amortization expense of acquired intangible assets by year is as follows (in thousands):

2022	$9,209
2023	8,593
2024	8,300
2025	5,014
2026	—
Thereafter	—
Total expected future amortization expense	$31,116

10. Debt
The Company adopted ASU 2020-06, effective January 1, 2021 which resulted in decreased noncash interest expense on the 5.000% convertible senior notes due 2025 (the 2025 Notes) due to the elimination of the discount associated with the equity component.

As of December 31, 2021, long-term debt consisted of the following (in thousands):

	Convertible Notes (2026 Notes)	Convertible Notes (2025 Notes)	Total
Outstanding principal balance	$212,750	$150,000	$362,750
Less: Debt issuance costs	(4,915)	(4,271)	(9,186)
Carrying amount, long-term debt	$207,835	$145,729	$353,564
As of December 31, 2020, long-term debt consisted of the following (in thousands):

	Convertible Notes (2025 Notes)	Term Loans	Total
Outstanding principal balance	$150,000	$125,000	$275,000
Payment in Kind interest	—	6,784	6,784
Less: Unamortized discount	(43,973)	(22,387)	(66,360)
Less: Debt issuance costs	(3,638)	(5,156)	(8,794)
Carrying amount, long-term debt	$102,389	$104,241	$206,630
The net carrying amount of the equity component of the convertible senior notes as of December 31, 2021 and 2020 was as follows (in thousands):

	Convertible Notes (2025 Notes)
	December 31, 2021	December 31, 2020
Proceeds allocated to the conversion option	$—	$47,250
Less: issuance costs	—	(1,798)
Carrying amount of the equity component	$—	$45,452

The following tables set forth the total interest expense recognized related to the term loans and the convertible notes for the year ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Cash interest expense	$9,806	$7,275
Payment in Kind interest	2,178	6,784
Amortization of debt discount	1,750	8,705
Amortization of debt issuance costs	2,167	1,521
Total interest expense	$15,901	$24,285

As of December 31, 2021, the remaining life of the 2025 Notes and 2026 Notes is approximately 47 months and 56 months, respectively.
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
The Company recorded a loss on debt extinguishment of $50.0 million during year ended December 31, 2021. The loss primarily related to the write-off of unamortized debt discount and issuance costs of $31.8 million and a $18.2 million make-whole premium.
During the year ended December 31, 2021, the Company recorded $2.2 million payment in kind interest, $2.2 million amortization of debt discount and issuance costs, and $1.0 million cash interest. During the year ended December 31, 2020, the Company recorded $6.8 million payment in kind interest, $6.7 million amortization of debt discount and issuance costs, and $3.2 million cash interest.
Convertible Senior Notes
2025 Notes
In June 2020, the Company issued $150.0 million aggregate principal amount of 5.000% convertible senior notes due 2025 (the 2025 Notes) in a private offering, inclusive of the initial purchaser's exercise in full of their option to purchase additional notes. The 2025 Notes are senior, unsecured obligations of the Company and bear interest at a fixed rate of 5.000% per year. Interest is payable in cash semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. The 2025 Notes mature on December 1, 2025 unless earlier repurchased, redeemed or converted. The total net proceeds from the 2025 Notes, after deducting the initial purchasers' discounts and debt issuance costs of $5.7 million, was $144.3 million.
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

The effective interest rate of the 2025 Notes is 5.8%. During the year ended December 31, 2021, the Company recorded cash interest of $7.5 million, and amortization of debt issuance costs of $0.9 million. During the year ended December 31, 2020, the Company recorded cash interest of $4.1 million, and amortization of debt discount and issuance costs of $3.5 million.
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
The fair value of the 2025 Notes, which the Company have classified as a Level 2 instrument, was $245.1 million as of December 31, 2021. The fair value of the 2025 Notes is determined using observable market prices on the last business day of the period.
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
The effective interest rate of the 2026 Notes is 1.3%. During the year ended December 31, 2021, the Company recorded cash interest of $1.3 million, and amortization of debt issuance costs of $0.8 million.

The fair value of the 2026 Notes, which the Company have classified as a Level 2 instrument, was $200.8 million as of December 31, 2021. The fair value of the 2026 Notes is determined using observable market prices on the last business day of the period.
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

11. Commitments and Contingent Liabilities
The following table summarizes our consolidated contractual cash obligations and rights as of December 31, 2021 (in thousands):

	Payments due by Year
	Total	2022	2023	2024	2025	2026	Thereafter
Convertible Senior Notes Due 2026	$212,750	$—	$—	$—	$—	$212,750	$—
Interest obligations on 2026 Notes(1)	7,980	1,596	1,596	1,596	1,596	1,596	—
Convertible Senior Notes Due 2025	150,000	—	—	—	150,000	—	—
Interest obligations on 2025 Notes(1)	30,000	7,500	7,500	7,500	7,500	—	—
Operating lease obligations(2)	13,563	4,492	4,043	2,225	1,997	425	381
Purchase Commitments(3)	20,942	4,375	6,038	6,650	3,879	—	—
Total	$435,235	$17,963	$19,177	$17,971	$164,972	$214,771	$381
(1) The 2026 Notes and 2025 Notes bear interest at a fixed rate of 0.750% and 5.000% per year, respectively.
(2) Consists of the Company's operating lease obligations for office space under non-cancelable agreements. Total payments listed represent total minimum future lease payments.
(3) Consists of non-cancelable purchase commitments for enterprise support services entered in the ordinary course of business.
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
Refund Policy Litigation
On June 4, 2020, three plaintiffs, seeking to represent a proposed class of individuals who purchased tickets on or after June 3, 2016, filed suit against the Company in the United States District Court for the Northern District of California, in a case captioned Snow, et al. v. Eventbrite, Inc., Case No. 20-cv-03698 (the Class Action). Plaintiffs allege that Eventbrite failed to provide an opportunity for purchasers of tickets to events sold through Eventbrite’s platform to obtain a refund where the event is postponed, rescheduled, or canceled. Plaintiffs seek injunctive relief in addition to restitution and monetary damages under California’s Consumer Legal Remedies Act, False Advertising Law, and Unfair Competition Law, in addition to claims brought under California common law. The Company denies the allegations and intends to defend the case vigorously. The case is in its early stages. Prior to answering Plaintiffs’ complaint, Eventbrite brought a motion to compel arbitration pursuant to its Terms of Service. The Court denied that motion. The Company thereafter answered Plaintiffs’ Complaint and brought a second motion to compel arbitration, based in part on facts established via the Company’s Answer. The Court granted that motion on September 2, 2021, and stayed the suit pending the results of arbitration. Two of the named Plaintiffs have since initiated individual arbitrations pursuant to the Company’s Terms of Service. The Company has filed responses to those individual demands and the parties are awaiting appointment of arbitrators. The Company is unable to predict the likely outcome at this point.

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
On August 22, 2019, the federal court consolidated the two pending actions (the Federal Action). On October 11, 2019, the lead plaintiffs in the Federal Action filed an amended consolidated complaint. That complaint alleged that the Company misrepresented and/or omitted material information in its IPO offering documents in violation of the Securities Act. It also challenged public statements made after the IPO in violation of the Exchange Act. The amended complaint sought unspecified monetary damages and other relief on behalf of investors. On December 11, 2019, the defendants filed a motion to dismiss the amended complaint. On April 28, 2020, the court granted defendants’ motion to dismiss in its entirety with leave to amend and set a deadline of June 24, 2020 for lead plaintiffs to file their second amended consolidated complaint. On June 22, 2020, the Court extended lead plaintiffs' deadline to file their second amended consolidated complaint to August 10, 2020.
On July 29, 2020, the Company entered into a settlement agreement with the lead plaintiffs in the Federal Action. The Company recorded $1.9 million of expense during the year ended December 31, 2020 related to the expected settlement of the Federal Action. On August 27, 2020, the lead plaintiffs in the Federal Action filed a motion for preliminary approval of the settlement. On October 21, 2020, the Court vacated the preliminary approval hearing and on October 30, 2020, the Court issued an order continuing the preliminary approval hearing, tentatively rescheduling the hearing for March 18, 2021. On January 22, 2021, the Court issued an order denying without prejudice the motion for preliminary approval. On February 9, 2021, the Company gave notice to the lead plaintiffs that, in light of the denial of the preliminary approval motion, it was terminating the settlement agreement.
On June 24, 2019, the state court consolidated two state actions pending at that time (the State Action). On July 24, 2019, the two plaintiffs in the State Action filed a consolidated complaint. The consolidated complaint generally alleged that the Company misrepresented and/or omitted material information in the IPO offering documents in violation of the Securities Act and sought unspecified monetary damages and other relief on behalf of investors. On August 23, 2019, defendants filed demurrers to the consolidated complaint, which the court sustained with leave to amend at a hearing on November 1, 2019. Plaintiffs filed a first amended consolidated complaint (FAC) on February 10, 2020. Defendants filed demurrers to the FAC on March 26, 2020. On June 23, 2020, the court sustained the demurrers with leave to amend. On November 9, 2020, the plaintiffs filed their second amended consolidated complaint (SAC). On November 20, 2020, defendants filed demurrers to the SAC, which were overruled on December 17, 2020. On January 15, 2021, defendants filed their answers to the SAC. On January 22, 2021, the plaintiffs filed a motion for class certification. On February 11, 2021, the parties stipulated to class certification, and on February 17, 2021, the Court entered an order certifying a class of “all persons and entities who purchased or otherwise acquired Eventbrite, Inc. Class A common stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with Eventbrite’s September 2018 Initial Public Offering and who were damaged thereby.”
On October 26, 2021, the Company entered into a binding settlement agreement with the two plaintiffs in the State Action described above. In connection with the settlement, the Company and its insurers have agreed to pay $19.3 million. Under the terms of the proposed settlement, the Company paid $6.7 million on January 12, 2022, with the remaining contribution of $12.6 million paid by the Company's insurers. The insurance contribution of $12.6 million is recorded as a reduction to general and administrative expense. The liability and insurance contribution related to the securities litigation described above was included in "other accrued liabilities" and "prepaid expenses and other current assets" in the accompanying consolidated balance sheets as of December 31, 2021.
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
The Court has set a final settlement approval hearing for March 18, 2022. Final approval of the settlement is subject to a number of conditions and contingencies outside of the Company’s control. There can be no guarantee that all of those conditions and contingencies to final approval of the settlement will occur. Should a material condition or contingency to the settlement fail to occur, one or both of the parties to the settlement may exercise their right to terminate the settlement agreement.
Commercial Contract Litigation
On June 18, 2020, the Company filed a Complaint in the United States District Court for the Northern District of California against M.R.G. Concerts Ltd. (MRG) and Matthew Gibbons (Gibbons), asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory judgment, unfair competition, and common counts under California law, arising out of MRG and Gibbons’s termination of certain contracts with the Company and their refusal to make various payments to the Company required by those contracts. MRG asserted counterclaims against the Company for breach of one of the contracts in issue, as well as for breach of the implied covenant of good faith and fair dealing, unfair competition, and declaratory judgment. Fact discovery and expert discovery have closed, and trial is currently scheduled to commence on May 2, 2022. The Company cannot presently predict the likelihood of success.
Tax Matters
The Company is currently under audit in certain jurisdictions with regard to indirect tax matters. The Company establishes reserves for indirect tax matters when it determines that the likelihood of a loss is probable, and the loss is reasonably estimable. Accordingly, the Company has established a reserve for the potential settlement of issues related to sales and other indirect taxes in the amount of $11.1 million and $13.6 million as of December 31, 2021 and 2020, respectively. These amounts, which represent management’s best estimates of its potential liability, include potential interest and penalties of $2.2 million and $1.5 million as of December 31, 2021 and 2020, respectively.
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
As of December 31, 2021, there were 6,319,611 and 4,941,177 options issued and outstanding under the 2010 Plan and 2018 Plan, respectively (collectively, the Plans). The Company reserved 8,712,226 shares of Class A common stock and are available for grant under the Company's 2018 Plan.
Stock options granted typically vest over a four-year period from the date of grant. Options awarded under the Plans are exercisable up to ten years.
Stock Option Activity
Stock option activity under the Plans is as follows:

	Outstanding options	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2019	15,684,021	$9.28	6.3	$170,847
Granted	3,062,634	9.15
Exercised	(3,255,264)	5.92		23,152
Cancelled	(1,816,139)	11.08
Balance as of December 31, 2020	13,675,252	9.82	6.4	113,499
Granted	1,050,665	20.70
Exercised	(3,360,280)	5.51		41,241
Cancelled	(104,849)	10.78
Balance as of December 31, 2021	11,260,788	12.11	6.7	63,862
Vested and exercisable as of December 31, 2021	7,962,929	11.33	6.0	49,540
Vested and expected to vest as of December 31, 2021	11,113,690	$12.06	6.7	$63,361
The aggregate intrinsic value in the table above represents the difference between the fair value of common stock and the exercise price of outstanding, in-the-money stock options at December 31, 2021.
As of December 31, 2021, the total unrecognized stock-based compensation expense related to stock options outstanding was $23.1 million, which will be recognized over a weighted-average period of 2.2 years. The weighted-average fair value of stock options granted was $11.87, $4.74 and $8.57 for the years ended December 31, 2021, 2020 and 2019, respectively.

Restricted Stock Units Activity
Restricted stock activity under the Plans is as follows:

	Outstanding RSUs and RSAs	Weighted-average grant date fair value per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance at December 31, 2019	3,791,543	$20.44
Awarded	3,377,338	10.40
Released	(1,320,719)	16.58
Cancelled	(2,082,236)	18.03
Balance at December 31, 2020	3,765,926	14.16
Awarded	3,377,457	20.56
Released	(1,894,966)	14.42
Cancelled	(894,780)	17.07
Balance at December 31, 2021	4,353,637	18.40	1.5	$75,873
Vested and expected to vest as of December 31, 2021	3,761,345	$18.34	1.4	$65,598
The Company recognized $30.6 million, $22.3 million and $14.2 million of stock-based compensation expense related to RSUs during the year ended December 31, 2021, 2020 and 2019 respectively. As of December 31, 2021, the total unrecognized stock-based compensation expense related to RSUs outstanding was $61.9 million, which will be recognized over a weighted-average period of 2.9 years.
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
A total of 106,703 shares were purchased under the ESPP during the year ended December 31, 2021, and as of that date, 3,552,290 shares of Class A common stock were available for future issuance under the ESPP. A total of 171,315 shares were purchased under the ESPP during the year ended December 31, 2020.
The Company recorded $0.5 million, $1.4 million and $1.2 million of stock-based compensation expense related to the ESPP during the years ended December 31, 2021, 2020 and 2019 respectively.
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
There were no outstanding common stock subject to repurchase at December 31, 2021 and 2020.

Stock-based Compensation Expense
All stock-based awards to employees and members of the Company’s board of directors are measured based on the grant-date fair value of the awards and recognized in the consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (the vesting period of the award). The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model and records stock-based compensation expense for service-based equity awards using the straight-line attribution method.
The following range of assumptions were used to estimate the fair value of stock options granted to employees:

Year Ended December 31,
	2021	2020	2019
Expected dividend yield	—	—	—
Expected volatility	57.0 - 64.3%	54.7 - 64.6%	48.8 - 49.7%
Risk-free interest rate	1.0 - 1.1%	0.3 - 0.7%	1.3 - 2.6%
Expected term (years)	5.5 - 6.1	5.1 - 6.1	5.0 - 6.1
The Company determines expected volatility for the ESPP based on the historical volatility of its common stock. The following range of assumptions were used to estimate the purchase rights granted under the ESPP on the first day of the offering period:

	Year Ended December 31,
	2021	2020	2019
Expected dividend yield	—	—	—
Expected volatility	45.4 - 55.7%	81.2 - 99.9%	43.3 - 58.9%
Risk-free interest rate	— - 0.1%	0.1 - 0.2%	1.6 - 2.3%
Expected term (years)	0.5	0.5	0.5
Stock-based compensation expense recognized in connection with stock options, restricted stock and the ESPP during the year ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Cost of net revenue	$904	$1,146	$1,397
Product development	16,384	13,244	11,130
Sales, marketing and support	5,627	4,778	5,471
General and administrative	24,608	21,047	19,596
Total	$47,523	$40,215	$37,594
Stock-based compensation expense included in capitalized internal-use software development costs was $0.5 million for the year ended December 31, 2021, and $1.3 million for each of the years ended December 31, 2020 and 2019 respectively.
13. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. As the Company had net losses for the years ended December 31, 2021, 2020 and 2019 all potentially issuable shares of common stock were determined to be anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Net loss	$(139,080)	$(224,718)	$(68,760)
Weighted-average shares used in computing net loss per share, basic and diluted	94,303	89,335	81,979
Net loss per share, basic and diluted	$(1.47)	$(2.52)	$(0.84)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect (in thousands):

	December 31,
	2021	2020	2019
Shares related to convertible senior notes	19,538	11,909	—
Stock options to purchase common stock	11,261	13,675	15,684
Restricted stock and restricted stock units	4,323	3,766	4,347
Early exercised options	—	—	19
ESPP	83	66	—
Total shares of potentially dilutive securities	35,205	29,416	20,050
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

14. Income Taxes
Loss before the provision for income taxes consisted of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(133,891)	$(217,874)	$(60,807)
International	(3,761)	(6,924)	(8,145)
Total	$(137,652)	$(224,798)	$(68,952)
The components of the Company's income tax provision (benefit) were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current tax expense (benefit)
Federal	$(7)	$—	$(17)
State	305	(56)	93
Foreign	713	159	112
Total current tax expense (benefit)	1,011	103	188
Deferred tax expense (benefit)
Federal	234	316	315
State	118	112	171
Foreign	65	(611)	(866)
Total deferred tax expense (benefit)	417	(183)	(380)
Total income tax provision (benefit)	$1,428	$(80)	$(192)

The reconciliation of the Federal statutory income tax provision to the Company’s effective income tax provision is as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Federal tax benefit at statutory rate	$(28,906)	$(47,209)	$(14,480)
State tax	422	56	93
Foreign rate differential	1,001	(153)	136
Non-deductible permanent items	38	268	(468)
Stock-based compensation	(7,055)	(1,550)	(9,850)
Tax credits	(882)	(382)	(1,403)
Change in valuation allowance	36,810	48,890	25,780
Total	$1,428	$(80)	$(192)

The Company has not provided U.S. income taxes or foreign withholding taxes on the undistributed earnings of its profitable foreign subsidiaries as of December 31, 2021 because it intends to permanently reinvest such earnings in foreign operations. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings.
The Company’s deferred tax assets and liabilities as of the dates indicated were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$133,220	$108,110
Accruals and reserves	15,928	16,138
Tax credit carryforward	13,662	11,999
Stock-based compensation	12,642	10,501
Deferred interest	19,342	6,163
Depreciation and amortization	3,377	4,014
Lease liability	2,232	2,267
Total deferred tax assets	200,403	159,192
Valuation allowance	(199,380)	(148,011)
Net deferred tax assets	1,023	11,181
Deferred tax liabilities:
Depreciation and amortization	(1,053)	(1,778)
Debt	—	(8,945)
Right of use asset	(1,860)	(1,935)
Net deferred taxes	$(1,890)	$(1,477)
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the Company’s history of net operating losses, the Company believes it is more likely than not that the vast majority of its federal, state, and certain foreign deferred tax assets will not be realized as of December 31, 2021 and 2020. The total valuation allowance recorded as of December 31, 2021 and 2020 was $199.4 million and $148.0 million respectively.

The activity in the Company's deferred tax asset valuation allowance for the periods indicated was as follows (in thousands):

	Balance, Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance, end of Period
Year ended December 31, 2021
Deferred tax asset valuation allowance	$148,011	62,508	(11,139)	—	$199,380
Year ended December 31, 2020
Deferred tax asset valuation allowance	$104,298	55,533	(11,820)	—	$148,011
Year ended December 31, 2019
Deferred tax asset valuation allowance	$75,436	29,576	(714)	—	$104,298

As of December 31, 2021 and 2020, the Company has net operating loss carryforwards for federal income tax purposes of $500.0 million and $387.3 million, respectively, available to reduce future taxable income. The federal net operating loss carryforwards will begin to expire, if not utilized, in 2025. In addition, the Company has $99.1 million and $82.8 million of net operating loss carryforwards available to reduce future taxable income, for California state income tax purposes for the years ended December 31, 2021 and 2020, respectively. The state net operating loss carryforwards will begin to expire, if not utilized, in 2023. The federal and state net operating loss carryforwards are subject to various annual limitations under Section 382 of the Internal Revenue Code and similar state provisions. As of December 31, 2021 and 2020, the Company had foreign net operating loss carryforwards of $13.0 million and $13.7 million (tax-effected), respectively, which will expire at various dates beginning in 2022, if not utilized.
As of December 31, 2021 the Company had Federal and California Research and Development Credits of $13.2 million and $12.4 million, respectively. The Federal Research and Development Credits will begin to expire, if not utilized, in 2031. The California Research and Development Credits do not expire since these attributes have an indefinite life. As of December 31, 2021 and 2020, the Company had California EZ Hiring Tax Credits of $2.1 million. The California Hiring Tax Credits will begin to expire, if not utilized, in 2022. As of December 31, 2021 and 2020, the Company had foreign tax credits of $0.2 million. The foreign tax credits will begin to expire, if not utilized, in 2028.
As of December 31, 2021 and 2020, the Company had unrecognized tax benefits of $13.3 million and $11.2 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2018	$7,240
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	2,584
Gross amount of unrecognized tax benefits for tax positions taken in prior year	—
Balance as of December 31, 2019	9,824
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	1,333
Gross amount of increases in unrecognized tax benefits for tax positions taken in prior year	7
Balance as of December 31, 2020	11,164
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	2,195
Gross amount of decreases in unrecognized tax benefits for tax positions taken in prior year	(51)
Balance as of December 31, 2021	$13,308
The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year or otherwise directly related to an existing deferred tax asset, in which case the uncertain tax position is recorded net of the asset on the consolidated balance sheet. As of December 31, 2021, $0.4 million of the Company’s gross unrecognized tax benefits, if recognized, would affect the effective tax rate and, $12.9 million would result in an adjustment to deferred tax assets with corresponding adjustments to valuation allowance.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. There were no interest and penalties accrued as of December 31, 2021 and 2020.
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
15. Geographic Information
The following table presents the Company's total net revenue by geography based on the currency of the underlying transaction (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$142,683	$73,350	$236,845
International	44,451	32,656	89,956
Total net revenue	$187,134	$106,006	$326,801

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
Based on our evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth in "Internal Control—Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021 based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP. PricewaterhouseCoopers LLP has issued an attestation report on our internal control over financial reporting, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2021 in connection with our 2022 annual meeting of stockholders (the Proxy Statement), and is incorporated herein by reference.
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
Exhibit Index

	Description of Exhibits	Incorporated by Reference
Exhibit Number		Form	Exhibit Number	Date Filed

3.2	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	August 28, 2018
3.4	Amended and Restated Bylaws.	S-1/A	3.4	August 28, 2018
4.1	Form of Class A Common Stock Certificate.	S-1/A	4.1	September 7, 2018
4.2	Description of Securities.			Filed herewith
4.3	Amended and Restated Investors’ Rights Agreement, dated August 30, 2017, by and among the Registrant and certain of its stockholders.	S-1	4.2	August 23, 2018
4.4	Indenture, dated as of June 15, 2020, between Registrant and Wilmington Trust, National Association, as Trustee	8-K	4.1	June 15, 2020
4.5	Form of Note, representing the 5.000% Convertible Senior Notes due 2025 (included as Exhibit A to Exhibit 4.4)	8-K	4.1	June 15, 2020
4.6	Indenture, dated as of March 11, 2021, between Eventbrite, Inc. and Wilmington Trust, National Association, as Trustee	8-K	4.1	March 11, 2021
4.7	Form of Note, representing the 0.750% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	4.1	March 11, 2021
10.1	Sublease Agreement, dated August 23, 2021, by and between Eventbrite, Inc. and Zillow Group, Inc.	8-K	10.1	August 26, 2021
10.2	Lease for 209 10th Avenue South, Nashville, TN, dated May 12, 2014, by and between the Registrant and Cummins Station, LLC; First Amendment to Lease dated June 24, 2014; Second Amendment to Lease dated May 22, 2016; Third Amendment to Lease dated September 29, 2016; Fourth Amendment to Lease dated January 28, 2018; Fifth Amendment to Lease dated April 25, 2018; Sixth Amendment to Lease dated June 24, 2019; Seventh Amendment to Lease dated December 19, 2019.	10-K	10.2	March 2, 2020
10.3	Form of 2025 Capped Call Confirmation	8-K	10.1	June 15, 2020
10.4	Form of 2026 Capped Call Confirmation	8-K	4.1	March 11, 2021
10.5#	Senior Executive Cash Incentive Bonus Plan.	S-1	10.4	August 23, 2018
10.6#	Non-Employee Director Compensation Policy.	S-1	10.5	August 23, 2018
10.7#	Eventbrite, Inc. (f/k/a Mollyguard Corporation) 2004 Stock Plan, as amended, and forms of agreements thereunder.	S-1	10.7	August 23, 2018
10.8#	Eventbrite, Inc. 2010 Stock Plan, as amended, and forms of agreements thereunder.	S-1/A	10.8	August 28, 2018

10.9#	Eventbrite, Inc. 2018 Stock Option and Incentive Plan and forms of agreements thereunder.	10-K	10.9	March 7, 2019
10.10#	Eventbrite, Inc. 2018 Employee Stock Purchase Plan.	S-1	10.10	August 23, 2018
10.11#	Form of Indemnification Agreement, between the Registrant and each of its directors.	8-K	10.2	December 1, 2020
10.12#	Promotion Letter, dated April 21, 2016, between the Registrant and Julia Hartz.	S-1	10.13	August 23, 2018
10.13#	Offer Letter, dated November 30, 2005, between Mollyguard Corporation and Julia (Steen) Hartz.	S-1	10.14	August 23, 2018
10.14#	Form of Executive Severance and Change in Control Agreement between the Registrant and each of its executives.	S-1/A	10.18	August 28, 2018
10.15#	Non-Employee Directors’ Deferred Compensation Program.	S-1/A	10.23	September 7, 2018
10.16#	Offer Letter, dated July 2, 2020 by and between the Registrant and Vivek Sagi	10-K	10.14	March 1, 2021
10.17#	Offer Letter, dated August 7, 2019, by and between the Registrant and Charles Baker.	8-K	10.1	August, 8 2019
10.18#	Offer letter, dated November 18, 2020, between the Registrant and Xiaojing Fan	8-K	10.1	December 1, 2020
21.1	Subsidiaries of the Registrant			Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm			Filed herewith
24.1	Power of Attorney (contained on signature page hereto)			Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)			Filed herewith
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

February 18, 2022	Eventbrite, Inc.

	By:	/s/ Julia Hartz
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Julia Hartz	Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2022
Julia Hartz

/s/ Charles Baker	Chief Financial Officer (Principal Financial Officer)	February 18, 2022
Charles Baker

/s/ Xiaojing Fan	Chief Accounting Officer (Principal Accounting Officer)	February 18, 2022
Xiaojing Fan

/s/ Katherine August-deWilde	Director	February 18, 2022
Katherine August-deWilde

/s/ Roelof Botha	Lead Independent Director	February 18, 2022
Roelof Botha

/s/ Kevin Hartz	Chairman and Director	February 18, 2022
Kevin Hartz

/s/ Jane Lauder	Director	February 18, 2022
Jane Lauder

/s/ Sean P. Moriarty	Director	February 18, 2022
Sean P. Moriarty

/s/ Helen Riley	Director	February 18, 2022
Helen Riley

/s/ Steffan C. Tomlinson	Director	February 18, 2022
Steffan C. Tomlinson

/s/ Naomi Wheeless	Director	February 18, 2022
Naomi Wheeless