Form 10-Q
period 2022-03-31
Eventbrite, Inc.
filed 2022-04-28
CIK 1475115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2022, 79,965,551 shares of Registrant's Class A common stock and 17,719,087 shares of Registrant's Class B common stock were outstanding.

EVENTBRITE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "appears," "shall," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements related to the impacts of the COVID-19 global health pandemic, including its impact on us, our operations, or our future financial or operational results; the duration and extent of, and recovery from the COVID-19 global health pandemic, including the impact of vaccines, the introduction and spread of new variants of the virus, the removal or reimposition of restrictions on in-person events, the market response to the recovery, our expectations regarding the timing of recovery of paid ticket volumes and event creator and event attendees’ behavior in relation to the recovery; statements regarding our convertible senior notes, including the intended use of the net proceeds; statements about our future financial performance, including our revenue, costs of revenue and operating expenses; our anticipated growth and growth strategies and our ability to effectively manage that growth; our ability to achieve and grow profitability; changes in our business model; our advance payout program; the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs; our predictions about industry and market trends; our ability to attract and retain creators; our ability to successfully operate internationally; our ability to attract and retain employees; our ability to comply with modified or new laws and regulations applying to our business; and our ability to successfully defend litigation brought against us and the potential effect of any current litigation or audits in certain jurisdictions with regard to indirect tax matters on our business, financial position, results of operations or liquidity.
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors, including those described in the section titled "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021 and this Quarterly Report on Form 10-Q. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

EVENTBRITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts and share data)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$709,853	$634,378
Funds receivable	24,492	18,197
Accounts receivable, net	1,752	1,110
Creator signing fees, net	1,152	1,184
Creator advances, net	1,284	862
Prepaid expenses and other current assets	10,816	17,877
Total current assets	749,349	673,608
Restricted cash	1,416	1,781
Creator signing fees, noncurrent	1,494	2,225
Property and equipment, net	6,665	7,162
Operating lease right-of-use assets	9,110	10,940
Goodwill	174,388	174,388
Acquired intangible assets, net	28,735	31,116
Other assets	1,744	1,756
Total assets	$972,901	$902,976
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, creators	$380,602	$285,222
Accounts payable, trade	1,173	1,083
Chargebacks and refunds reserve	20,981	21,395
Accrued compensation and benefits	7,465	10,910
Accrued taxes	8,475	11,068
Operating lease liabilities	4,192	4,149
Other accrued liabilities	12,916	24,139
Total current liabilities	435,804	357,966
Accrued taxes, noncurrent	12,094	12,868
Operating lease liabilities, noncurrent	6,523	8,677
Long-term debt	354,044	353,564
Other liabilities	—	1
Total liabilities	808,465	733,076
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized; 97,680,690 shares issued and outstanding as of March 31, 2022; 97,246,465 shares issued and outstanding as of December 31, 2021	1	1
Additional paid-in capital	916,191	903,470
Accumulated deficit	(751,756)	(733,571)
Total stockholders’ equity	164,436	169,900
Total liabilities and stockholders’ equity	$972,901	$902,976

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net revenue	$55,875	$27,818
Cost of net revenue	19,973	13,675
Gross profit	35,902	14,143
Operating expenses
Product development	18,518	15,319
Sales, marketing and support	13,148	5,639
General and administrative	18,817	19,028
Total operating expenses	50,483	39,986
Loss from operations	(14,581)	(25,843)
Interest expense	(2,798)	(7,610)
Loss on debt extinguishment	—	(49,977)
Other income (expense), net	(603)	(948)
Loss before income taxes	(17,982)	(84,378)
Income tax provision (benefit)	203	513
Net loss	$(18,185)	$(84,891)
Net loss per share, basic and diluted	$(0.19)	$(0.91)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	97,554	92,879

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock-Class A		Common Stock-Class B		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	79,524,112	$1	17,722,353	$—	$903,470	$(733,571)	$169,900
Issuance of common stock upon exercise of stock options	207,361	—	—	—	1,464	—	1,464
Issuance of restricted stock awards	2,515	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	341,723	—	—	—	—	—	—
Shares withheld related to net share settlement	(117,374)	—	—	—	(1,711)	—	(1,711)
Conversion of common stock from Class B to Class A	3,266	—	(3,266)	—	—	—	—
Stock-based compensation	—	—	—	—	12,968	—	12,968
Net loss	—	—	—	—	—	(18,185)	(18,185)
Balance at March 31, 2022	79,961,603	$1	17,719,087	$—	$916,191	$(751,756)	$164,436

	Common Stock-Class A		Common Stock-Class B		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	69,475,511	$1	23,179,274	$—	$913,115	$(597,544)	$315,572
Cumulative effect adjustment upon adoption of ASU 2020-06	—	—	—	—	(45,452)	3,053	(42,399)
Issuance of common stock upon exercise of stock options	589,978	—	—	—	4,680	—	4,680
Issuance of restricted stock awards	4,137	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	386,894	—	—	—	—	—	—
Shares withheld related to the net share settlement	(140,325)	—	—	—	(2,611)	—	(2,611)
Conversion of common stock from Class B to Class A	2,702,492	—	(2,702,492)	—	—	—	—
Purchase of 2026 Capped Calls on 2026 Notes	—	—	—	—	(18,509)	—	(18,509)
Stock-based compensation	—	—	—	—	11,450	—	11,450
Net loss	—	—	—	—	—	(84,891)	(84,891)
Balance at March 31, 2021	73,018,687	$1	20,476,782	$—	$862,673	$(679,382)	$183,292

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(18,185)	$(84,891)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,763	5,288
Stock-based compensation expense	12,836	11,363
Amortization of debt discount and issuance costs	480	2,429
Loss on debt extinguishment	—	49,977
Payment in kind interest	—	2,178
Non-cash operating lease expenses	839	1,799
Amortization of creator signing fees	412	879
Adjustments related to creator advances, creator signing fees, and allowance for credit losses	(1,323)	3,481
Provision for chargebacks and refunds	3,787	(1,840)
Other	36	452
Changes in operating assets and liabilities:
Accounts receivable	(943)	(160)
Funds receivable	(6,295)	(3,973)
Creator signing fees & creator advances	1,553	1,182
Prepaid expenses and other assets	7,073	805
Accounts payable, creators	95,380	62,948
Accounts payable	135	216
Chargebacks and refunds reserve	(4,201)	(3,363)
Accrued compensation and benefits	(3,445)	1,883
Accrued taxes	(3,382)	(1,055)
Operating lease liabilities	(1,120)	(2,529)
Other accrued liabilities	(11,181)	2,062
Payment in kind interest	—	(8,962)
Net cash provided by operating activities	76,219	40,169
Cash flows from investing activities
Purchases of property and equipment	(320)	(93)
Capitalized internal-use software development costs	(511)	(25)
Net cash used in investing activities	(831)	(118)
Cash flows from financing activities
Proceeds from issuance of debt	—	212,750
Debt issuance costs	—	(5,319)
Purchase of convertible notes capped calls	—	(18,509)
Principal repayment of debt obligations and prepayment premium	—	(143,247)
Proceeds from exercise of stock options	1,464	4,680
Taxes paid related to net share settlement of equity awards	(1,711)	(2,611)
Principal payments on finance lease obligations	(31)	(93)
Net cash (used in) provided by financing activities	(278)	47,651
Net increase in cash, cash equivalents and restricted cash	75,110	87,702
Cash, cash equivalents and restricted cash
Beginning of period	636,159	508,430
End of period	$711,269	$596,132
Supplemental cash flow data
Interest paid	$857	$1,055
Income taxes paid, net of refunds	8	37
Non-cash investing and financing activities
Reduction of right of use asset due to modification	941	—
Unpaid offering costs	—	435
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
Impact of COVID-19
The Company continues to be significantly impacted by the COVID-19 pandemic. The full extent and duration of the impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the introduction and spread of new variants of the virus, including, for example, the Omicron variant, the continuation of existing or implementation of new government restrictions, and the extent of containment actions taken on event gatherings in general, and the impact of these and other factors on the Company’s business in particular, which may result in a reduction in events and an increase in event cancellation losses. The effect of and uncertainties surrounding the COVID-19 pandemic have caused the Company to make significant estimates in its consolidated financial statements as of and for the three months ended March 31, 2022, specifically related to chargebacks and refunds due to cancelled or postponed events, which impact net revenue, advance payouts, creator signing fees and creator advances.
The COVID-19 pandemic is ongoing in nature and the Company will continue to revise such estimates in future reporting periods to reflect management's best estimates of future outcomes. Significant uncertainty remains regarding the extent and duration of the impact that the COVID-19 pandemic will have on the Company’s business, and the impact of COVID-19 may persist for an extended period of time or become more pronounced.
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
The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal and recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations and cash flows for the interim periods. All intercompany transactions and balances have been eliminated. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other future annual or interim period.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K).
Significant Accounting Policies
There have been no changes to our significant accounting policies described in our 2021 Form 10-K that have had a material impact on our unaudited condensed consolidated financial statements and related notes.
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
3. Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents includes bank deposits and money market funds held with financial institutions with an original maturity of three months or less at the date of purchase.
Cash and cash equivalents balances include the face value of tickets sold on behalf of creators and their share of service charges, which are to be remitted to the creators. Such balances were $358.1 million and $268.6 million as of March 31, 2022 and December 31, 2021, respectively. Although creator cash is legally unrestricted, the Company does not utilize creator cash for its own financing or investing activities as the amounts are payable to creators on a regular basis. These amounts due to creators are included in accounts payable, creators on the consolidated balance sheets. See Note 8, "Accounts Payable, Creators", for more details.
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

	March 31, 2022	December 31, 2021	March 31, 2021
Cash and cash equivalents	$709,853	$634,378	$593,342
Restricted cash	1,416	1,781	2,790
Total cash, cash equivalents and restricted cash	$711,269	$636,159	$596,132

4. Funds Receivable
Funds receivable represents cash-in-transit from third-party payment processors that is received by the Company within approximately five business days from the date of the underlying ticketing transaction. The funds receivable balances include the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such amounts were $22.5 million and $16.7 million as of March 31, 2022 and December 31, 2021, respectively.
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

	March 31, 2022	December 31, 2021
Accounts receivable, customers	$2,831	$2,085
Allowance for credit losses	(1,079)	(975)
Accounts receivable, net	$1,752	$1,110
6. Creator Signing Fees, Net
Creator signing fees are incentives that are offered and paid by the Company to secure exclusive ticketing and payment processing rights with certain creators. The benefit the Company receives by securing exclusive ticketing and payment processing rights with certain creators from creator signing fees is inseparable from the customer relationship with the creators and accordingly the amortization of these fees is recorded as a reduction of revenue in the consolidated statements of operations.

As of March 31, 2022, the balance of creator signing fees, net is being amortized over a weighted-average remaining contract life of 3.7 years on a straight-line basis. The following table summarizes the activity in creator signing fees for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$3,409	$9,495
Creator signing fees paid	—	18
Amortization of creator signing fees	(412)	(879)
Write-offs and other adjustments	(351)	(2,213)
Balance, end of period	$2,646	$6,421
Creator signing fees are classified as follows on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	March 31, 2022	March 31, 2021
Creator signing fees, net	$1,152	$2,626
Creator signing fees, noncurrent	1,494	3,795
Total creator signing fees	$2,646	$6,421
7. Creator Advances, Net
Creator advances are incentives that are offered by the Company which provide the creator with funds in advance of the event. These are subsequently recovered by withholding amounts due to the Company from the sale of tickets for the event until the creator payment has been fully recovered.
The following table summarizes the activity in creator advances for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$862	$6,651
Creator advances paid	96	—
Creator advances recouped	(964)	(1,200)
Write-offs and other adjustments	1,290	(1,096)
Balance, end of period	$1,284	$4,355
8. Accounts Payable, Creators
Accounts payable, creators consists of unremitted ticket sale proceeds, net of Eventbrite service fees and applicable taxes. Amounts are remitted to creators within five business days subsequent to the completion of the related event. Creators may apply to receive a portion of these proceeds prior to completion of their events.
For qualified creators, the Company passes ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, the Company refers to these payments as advance payouts. When an advance payout is made, the Company reduces its cash and cash equivalents with a corresponding decrease to its accounts payable, creators. As of March 31, 2022 and December 31, 2021, advance payouts outstanding was approximately $356.3 million and $319.3 million, respectively. This included $114.0 million and $79.5 million of advance payouts issued since the third quarter of 2020, when the Company resumed the advance payout program on a limited basis.

9. Chargebacks and Refunds Reserve
The terms of the Company's standard merchant agreement obligate creators to reimburse attendees who are entitled to refunds. The Company records estimates for refunds and chargebacks of its fees as contra-revenue. When the Company provides advance payouts, it assumes risk that the event may be cancelled, fraudulent, or materially not as described, resulting in significant chargebacks and refund requests. See Note 8 “Accounts Payable, Creators”. If the creator is insolvent or has spent the proceeds of the ticket sales for event-related costs, the Company may not be able to recover its losses from these events, and such unrecoverable amounts could equal the value of the transaction or transactions settled to the creator prior to the event that is disputed, plus any associated chargeback fees not assumed by the creator. The Company records reserves for estimated advance payout losses as an operating expense classified within sales, marketing and support.
Reserves are recorded based on the Company's assessment of various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, the nature of future events, the remaining time to event date, macro-economic conditions and current events, and actual chargeback and refund activity during the current year. The chargebacks and refunds reserve was $21.0 million and $21.4 million which primarily includes reserve balances for estimated advance payout losses of $18.3 million and $18.5 million as of March 31, 2022 and December 31, 2021, respectively.
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
10. Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	March 31, 2022	December 31, 2021
Capitalized internal-use software development costs	$51,935	$51,292
Furniture and fixtures	983	1,298
Computers and computer equipment	7,103	6,854
Leasehold improvements	4,809	4,841
Finance lease right-of-use assets	605	605
Property and equipment	65,435	64,890
Less: Accumulated depreciation and amortization	(58,770)	(57,728)
Property and equipment, net	$6,665	$7,162
The Company recorded the following amounts related to depreciation of fixed assets and capitalized internal-use software development costs during the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Depreciation expense	$378	$679
Amortization of capitalized internal-use software development costs	1,004	1,831
11. Leases
Operating Leases
The Company has operating leases primarily for office space. Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Right-of-use assets also include adjustments related to prepaid or deferred lease payments and lease incentives. In calculating the present value of the lease payments, the Company utilizes its incremental borrowing rate, as the rates implicit in the leases were not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located.
The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income is recorded as a reduction of operating expenses.

The components of operating lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease costs	$839	$1,799
Sublease income	(54)	(1,083)
Total operating lease costs, net	$785	$716
As of March 31, 2022, the Company's operating leases had a weighted-average remaining lease term of 3.4 years and a weighted-average discount rate of 3.2%.
As of March 31, 2022, maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
The remainder of 2022	$3,362
2023	3,313
2024	1,944
2025	1,988
2026	420
Thereafter	375
Total future operating lease payments	11,402
Less: Imputed interest	(687)
Total operating lease liabilities	$10,715
Reconciliation of lease liabilities as shown in the consolidated balance sheets
Operating lease liabilities, current	$4,192
Operating lease liabilities, noncurrent	6,523
Total operating lease liabilities	$10,715

12. Goodwill and Acquired Intangible Assets, Net
The carrying amounts of the Company's goodwill was $174.4 million as of March 31, 2022 and December 31, 2021. The Company tests goodwill for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. We did not record any goodwill impairment during the three months ended March 31, 2022.
Acquired intangible assets consisted of the following (in thousands):

	March 31, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Developed technology	$22,396	$20,233	$2,163	$22,396	$20,029	$2,367
Customer relationships	74,884	48,328	26,556	74,884	46,157	28,727
Tradenames	1,650	1,634	16	1,650	1,628	22
Acquired intangible assets, net	$98,930	$70,195	$28,735	$98,930	$67,814	$31,116
The following tables set forth the amortization expense recorded related to acquired intangible assets for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of net revenue	$203	$203
Sales, marketing and support	2,172	2,569
General and administrative	6	6
Total amortization of acquired intangible assets	$2,381	$2,778
As of March 31, 2022, the total expected future amortization expense of acquired intangible assets by year is as follows (in thousands):

The remainder of 2022	6,828
2023	8,593
2024	8,300
2025	5,014
2026	—
Thereafter	—
Total expected future amortization expense	$28,735
13. Fair Value Measurement
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
The Company’s cash equivalents, funds receivable, accounts receivable, accounts payable and other current liabilities approximate their fair value. All of these financial assets and liabilities are Level 1, except for debt. See Note 14, “Debt”, for details regarding the fair value of the Company's convertible senior notes.
14. Debt
As of March 31, 2022 and December 31, 2021, long-term debt consisted of the following (in thousands):

	March 31, 2022			December 31, 2021
	2026 Notes	2025 Notes	Total	2026 Notes	2025 Notes	Total
Outstanding principal balance	$212,750	$150,000	$362,750	$212,750	$150,000	$362,750
Less: Debt issuance costs	(4,670)	(4,036)	(8,706)	(4,915)	(4,271)	(9,186)
Carrying amount, long-term debt	$208,080	$145,964	$354,044	$207,835	$145,729	$353,564

The following tables set forth the total interest expense recognized related to the term loans and the convertible notes for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash interest expense	$2,253	$2,968
Payment in kind interest	—	2,178
Amortization of debt discount	—	1,750
Amortization of debt issuance costs	480	679
Total interest expense	$2,733	$7,575

The following table summarizes the Company's contractual obligation to settle commitments related to the 2026 Notes and 2025 Notes as of March 31, 2022 (in thousands):

	Payments due by Year
	Total	2022	2023	2024	2025	2026	Thereafter
Convertible Senior Notes Due 2026	$212,750	$—	$—	$—	$—	$212,750	$—
Interest obligations on 2026 Notes (1)	7,182	798	1,596	1,596	1,596	1,596	—
Convertible Senior Notes Due 2025	150,000	—	—	—	150,000	—	—
Interest obligations on 2025 Notes (1)	30,000	7,500	7,500	7,500	7,500	—	—
(1) The 2026 Notes and 2025 Notes bear interest at a fixed rate of 0.750% and 5.000% per year, respectively.
Senior Notes
2025 Notes
In June 2020, the Company issued $150.0 million aggregate principal amount of 5.000% convertible senior notes due 2025 (the 2025 Notes), in a private offering to qualified institutional buyers. Interest is payable in cash semi-annually in arrears on June 1 and December 1 of each year. The 2025 Notes mature on December 1, 2025, unless earlier repurchased, redeemed or converted. The total net proceeds from the 2025 Notes, after deducting the debt issuance costs of $5.7 million, was $144.3 million.
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
The effective interest rate of the 2025 Notes is 5.8%. The Company recorded cash interest of $1.9 million, and amortization of debt issuance costs of $0.2 million during each of the three months ended March 31, 2022 and March 31, 2021.
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
The fair value of the 2025 Notes, which we have classified as a Level 2 instrument, was $218.3 million as of March 31, 2022. The fair value of the 2025 Notes is determined using observable market prices on the last business day of the period.

2026 Notes
In March 2021, the Company issued $212.75 million aggregate principal amount of 0.750% convertible senior notes due 2026 (the 2026 Notes) in a private offering to qualified institutional buyers, inclusive of the initial purchaser's exercise in full of its option to purchase additional notes. The 2026 Notes bear interest at a fixed rate of 0.750% per year. Interest is payable in cash semi-annually in arrears on March 15 and September 15 of each year. The 2026 Notes mature on September 15, 2026 unless earlier repurchased, redeemed or converted. The total net proceeds from the 2026 Notes, after deducting debt issuance costs of $5.7 million, was $207.0 million.
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
The effective interest rate of the 2026 Notes is 1.3%. During the three months ended March 31, 2022, the Company recorded cash interest of $0.4 million, and amortization of debt issuance costs of $0.2 million. During the three months ended March 31, 2021, the Company recorded cash interest of $0.1 million, and amortization of debt discount and issuance costs of $0.1 million.
The fair value of the 2026 Notes, which we have classified as a Level 2 instrument, was $186.1 million as of March 31, 2022. The fair value of the 2026 Notes is determined using observable market prices on the last business day of the period.

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
During the three months ended March 31, 2021, the Company recorded $2.2 million payment in kind interest, $2.2 million amortization of debt discount and issuance costs, and $1.0 million cash interest.

15. Commitments and Contingencies
The Company's principal commitments consist of obligations under the 2025 Notes and 2026 Notes (including principal and coupon interest), operating leases for office space, as well as non-cancellable purchase commitments. See Note 14 "Debt" and Note 11 "Leases" for contractual obligations to settle commitments relating to the 2025 Notes, 2026 Notes and operating leases for office space.
During the three months ended March 31, 2022, the Company entered into a purchase commitment with a third-party payment services provider. The Company plans to use the provider’s onboarding service for its creators, and other potential services, which are expected to streamline the Company’s payment infrastructure. The fees for this service will depend on certain volume and territory based rates. The Company expects to commence services by April 1, 2023. As of March 31, 2022, the Company's contractual obligation to settle the minimum fee commitment related to these services is $4.5 million, which is expected to be paid based on usage over a three year term ending March 31, 2026.

Other than as described above, there were no material changes outside the Company's normal course of business in its commitments under contractual obligations from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Refund Policy Arbitration
On June 4, 2020, three plaintiffs, seeking to represent a proposed class of individuals who purchased tickets on or after June 3, 2016, filed suit against the Company in the United States District Court for the Northern District of California, in a case captioned Snow, et al. v. Eventbrite, Inc., Case No. 20-cv-03698 (the Class Action). Plaintiffs allege that Eventbrite failed to provide an opportunity for purchasers of tickets to events sold through Eventbrite’s platform to obtain a refund where the event is postponed, rescheduled, or canceled. Plaintiffs seek injunctive relief in addition to restitution and monetary damages under California’s Consumer Legal Remedies Act, False Advertising Law, and Unfair Competition Law, in addition to claims brought under California common law. The Company denies the allegations and intends to defend the case vigorously. Prior to answering Plaintiffs’ complaint, Eventbrite brought a motion to compel arbitration pursuant to its Terms of Service. The Court denied that motion. The Company thereafter answered Plaintiffs’ Complaint and brought a second motion to compel arbitration, based in part on facts established via the Company’s Answer. The Court granted that motion on September 2, 2021, and stayed the suit pending the results of arbitration. Two of the named Plaintiffs have since initiated individual arbitrations pursuant to the Company’s Terms of Service. The Company has not filed responses to Plaintiffs’ demands for arbitration, denying any and all liability. No further documents have been filed. The case is in its early stages. The Company is unable to predict the likely outcome at this point.
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
On June 24, 2019, the state court consolidated two state actions pending at that time (the State Action). On July 24, 2019, the two plaintiffs in the State Action filed a consolidated complaint. The consolidated complaint generally alleged that the Company misrepresented and/or omitted material information in its IPO offering documents, in violation of the Securities Act, and sought unspecified monetary damages and other relief on behalf of investors. On August 23, 2019, defendants filed demurrers to the consolidated complaint, which the court sustained with leave to amend at a hearing on November 1, 2019. Plaintiffs filed a first amended consolidated complaint (FAC) on February 10, 2020. Defendants filed demurrers to the FAC on March 26, 2020. On June 23, 2020, the court sustained the demurrers with leave to amend. On November 9, 2020, the plaintiffs filed their second amended consolidated complaint (SAC). On November 20, 2020, defendants filed demurrers to the SAC, which were overruled on December 17, 2020. On January 15, 2021, defendants filed their answers to the SAC. On January 22, 2021, the plaintiffs filed a motion for class certification. On February 11, 2021, the parties stipulated to class certification, and on February 17, 2021, the Court entered an order certifying a class of “all persons and entities who purchased or otherwise acquired Eventbrite, Inc. Class A common stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with Eventbrite’s September 2018 Initial Public Offering and who were damaged thereby.”
On October 26, 2021, the Company entered into a binding settlement agreement with the two plaintiffs in the State Action described above. In connection with the settlement, the Company and its insurers have paid $19.3 million.
The proposed settlement “Class” is defined as “all persons and entities who purchased or otherwise acquired Class A common shares of Eventbrite between September 20, 2018, and May 24, 2019, inclusive,” excluding the defendants and other “Excluded Persons” defined in the settlement agreement. If the settlement is approved by the court in the State Action, any settlement “Class Member” that does not request exclusion from the proposed settlement “Class” will fully, finally, and forever release “any and all rights, liabilities, suits, debts, obligations, demands, damages, losses, judgment matters, issues, claims . . . and causes of action of every nature and description whatsoever that have been or could have been asserted in the [State] Action or the Federal Action or could in the future be asserted in any forum . .. whether individual, class, representative, on behalf of others, legal, equitable, regulatory, governmental, or of any other type or in any other capacity, whether brought directly or indirectly against any of the Defendants, that (i) arise out of, are based upon, or relate to in any way to any of the allegations, acts, transactions, facts, events,matters, occurrences, representations, or omissions which were or could have been alleged in the [State] Action or the Federal Action, and (ii) arise out of, are based upon, or relate to in any way to the purchase, acquisition, holding, sale, or disposition of Eventbrite Class A common stock between September 20, 2018 and May 24, 2019, inclusive.”
The Court has set a final settlement approval hearing for June 10, 2022. Final approval of the settlement is subject to a number of conditions and contingencies outside of the Company’s control. There can be no guarantee that all of those conditions and contingencies to final approval of the settlement will occur. Should a material condition or contingency to the settlement fail to occur, one or both of the parties to the settlement may exercise their right to terminate the settlement agreement.
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
Tax Matters
The Company is currently under audit in certain jurisdictions with regard to indirect tax matters. The Company establishes reserves for indirect tax matters when it determines that the likelihood of a loss is probable, and the loss is reasonably estimable. Accordingly, the Company has established a reserve for the potential settlement of issues related to sales and other indirect taxes in the amount of $10.3 million and $11.1 million as of March 31, 2022 and December 31, 2021, respectively. These amounts, which represent management’s best estimates of its potential liability, include potential interest and penalties of $2.1 million and $2.2 million as of March 31, 2022 and December 31, 2021, respectively.

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

16. Stockholders' Equity
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
As of March 31, 2022, there were 6,129,097 and 6,082,713 options issued and outstanding under the 2010 Plan and 2018 Plan, respectively (collectively, the Plans). The Company reserved 9,155,578 shares of Class A common stock and are available for grant under the 2018 Plan.
Stock options granted typically vest over a four-year period from the date of grant. Options awarded under the Plans are exercisable up to ten years.

Stock Option Activity
Stock option activity for the three months ended March 31, 2022 is presented below:

	Outstanding options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2021	11,260,788	12.11	6.7	63,862
Granted	1,149,869	14.18
Exercised	(180,122)	8.13
Cancelled	(18,725)	13.72
Balance as of March 31, 2022	12,211,810	12.36	6.9	38,775
Vested and exercisable as of March 31, 2022	8,276,364	11.53	5.9	30,411
Vested and expected to vest as of March 31, 2022	11,982,246	12.31	6.8	38,457
The aggregate intrinsic value in the table above represents the difference between the fair value of common stock and the exercise price of outstanding, in-the-money stock options at March 31, 2022.
As of March 31, 2022, the total unrecognized stock-based compensation expense related to stock options outstanding was $27.1 million, which will be recognized over a weighted-average period of 2.6 years. The weighted-average fair value of stock options granted was $7.88 for the three months ended March 31, 2022.
Restricted Stock Activity
Restricted stock activity for the three months ended March 31, 2022 is presented below:

	Outstanding RSUs and RSAs	Weighted-average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2021	4,353,637	18.40	1.5	75,873
Awarded	3,669,303	14.01
Released	(344,238)	18.36
Cancelled	(283,908)	17.65
Balance as of March 31, 2022	7,394,794	16.25	1.7	109,142
Vested and expected to vest as of March 31, 2022	6,256,002	16.30	1.6	92,401
As of March 31, 2022, the total unrecognized stock-based compensation expense related to RSUs outstanding was $92.8 million, which will be recognized over a weighted-average period of 3.3 years.
Stock-based Compensation Expense
Stock-based compensation expense recognized in connection with stock options, RSUs and the employee stock purchase plan during each of the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Cost of net revenue	$240	$260
Product development	4,133	3,958
Sales, marketing and support	1,787	1,359
General and administrative	6,676	5,786
Total	$12,836	$11,363
The Company capitalized $0.1 million of stock-based compensation expense related to capitalized software costs during each of the three months ended March 31, 2022 and March 31, 2021.

17. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. As the Company had net losses for the quarters ended March 31, 2022 and 2021, all potentially issuable shares of common stock were determined to be anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Net loss	$(18,185)	$(84,891)
Weighted-average shares used in computing net loss per share, basic and diluted	97,554	92,879
Net loss per share, basic and diluted	$(0.19)	$(0.91)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2022	2021
Shares related to convertible senior notes	19,538	19,538
Stock-options to purchase common stock	12,212	13,850
Restricted stock units	7,357	5,195
ESPP	83	66
Total shares of potentially dilutive securities	39,190	38,649

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
18. Income Taxes
The Company recorded income tax expense of $0.2 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively. The decrease was primarily attributable to changes in our year over year taxable earnings mix.
The differences in the tax provision for the periods presented and the U.S. federal statutory rate is primarily due to foreign taxes in profitable jurisdictions and the recording of a full valuation allowance on our net deferred tax assets.
The computation of the provision for income taxes for interim periods is determined by applying the estimated annual effective tax rate to year-to-date earnings from recurring operations and adjusting for discrete tax items recorded in the period.

19. Geographic Information

The following table presents the Company's total net revenue by geography based on the currency of the underlying transaction (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$42,618	$20,137
International	13,257	7,681
Total net revenue	$55,875	$27,818
No individual country, included in International net revenue, represents more than 10% of the total consolidated net revenue for any of the periods presented.
Substantially all of the Company's long-lived assets are located in the United States.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (2021 Form 10-K) filed with the United States Securities and Exchange Commission (SEC) on February 18, 2022. In addition to historical condensed consolidated financial information, the following discussion and analysis contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our 2021 Form 10-K. References herein to "Eventbrite," "the Company," "we," "us" or "our" refer to Eventbrite, Inc. and its subsidiaries, unless the context requires otherwise.
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
We designed our platform to produce consistent and reliable performance and to handle surges in traffic and transaction volume associated with high-demand on sales and support millions of events each year. We are continuing to strengthen our platform infrastructure as we shift from a monolithic architecture to one based on microservices. We believe the microservices infrastructure we are building will improve our platform's overall velocity, scalability and availability and ultimately benefit our event creators. This approach gives creators a platform that can scale to their needs, offering everything from basic registration and ticketing to a fully-featured event management platform.
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
The global COVID-19 pandemic has tested our mission, our company and event creators in unprecedented ways. In the early days of the pandemic, we adapted quickly to meet creators’ urgent shift to online events, and over the past year, we pivoted back to powering in-person events accordingly as restriction eased. We continue to be significantly impacted by the COVID-19 pandemic. The full extent and duration of the impact of the COVID-19 pandemic on our business, results of operations and financial condition remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the introduction and spread of new variants of the virus, including, for example, the Omicron variant, the continuation of existing or implementation of new government restrictions, and the extent of containment actions taken on event gatherings in general, and the impact of these and other factors on our business in particular, which may result in a reduction in events and an increase in event cancellation losses.

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
Paid Ticket Volume
Our success in serving creators is measured in large part by the number of tickets sold on our platform that generate ticket fees, referred to as paid ticket volume. We consider paid ticket volume an important indicator of the underlying health of the business. The table below sets forth the paid ticket volume for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Paid Ticket Volume	18,054	10,232
Our paid ticket volume for events outside of the United States represented 36% and 39% of our total paid tickets in the three months ended March 31, 2022 and 2021, respectively.
Adjusted EBITDA
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
We believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business performance. Moreover, we have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measurement used by our management internally to make operating decisions, evaluating performance, and performing strategic planning and annual budgeting.
The following table presents our Adjusted EBITDA for the periods indicated and a reconciliation of our Adjusted EBITDA to the most comparable GAAP measure, net loss, for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net loss	$(18,185)	$(84,891)
Add:
Depreciation and amortization	3,763	5,288
Stock-based compensation	12,836	11,363
Interest expense	2,798	7,610
Loss on debt extinguishment	—	49,977
Employer taxes related to employee equity transactions	357	682
Other (income) expense, net	603	948
Income tax provision (benefit)	203	513
Adjusted EBITDA	$2,375	$(8,510)

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
Results of Operations
The following tables set forth our consolidated results of operations data and such data as a percentage of net revenue for the periods presented (in thousands):

Consolidated Statements of Operations	Three Months Ended March 31,
	2022	2021
Net revenue	$55,875	$27,818
Cost of net revenue	19,973	13,675
Gross profit	35,902	14,143
Operating expenses:
Product development	18,518	15,319
Sales, marketing and support	13,148	5,639
General and administrative	18,817	19,028
Total operating expenses	50,483	39,986
Loss from operations	(14,581)	(25,843)
Interest expense	(2,798)	(7,610)
Loss on debt extinguishment	—	(49,977)
Other income (expense), net	(603)	(948)
Loss before income taxes	(17,982)	(84,378)
Income tax provision (benefit)	203	513
Net loss	$(18,185)	$(84,891)

Consolidated Statements of Operations, as a percentage of net revenue	Three Months Ended March 31,
	2022	2021
Net revenue	100%	100%
Cost of net revenue	36%	49%
Gross profit	64%	51%
Operating expenses:
Product development	33%	55%
Sales, marketing and support	24%	20%
General and administrative	34%	68%
Total operating expenses	91%	144%
Loss from operations	(27)%	(93)%
Interest expense	(5)%	(27)%
Loss on debt extinguishment	—%	(180)%
Other income (expense), net	(1)%	(3)%
Loss before income taxes	(33)%	(303)%
Income tax provision (benefit)	—%	2%
Net loss	(33)%	(305)%

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

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands except percentages)
Net revenue	$55,875	$27,818	$28,057	101%
The increase in net revenue was primarily driven by a 76% growth in our paid ticket volume. Net revenue per paid ticket was $3.09 in the three months ended March 31, 2022 compared to $2.72 in the same period of 2021 reflective of growth in our price per paid ticket and reduction in refund activity.
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

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands except percentages)
Cost of net revenue	$19,973	$13,675	$6,298	46%
Percentage of total net revenue	36%	49%
Gross margin	64%	51%
The increase in cost of net revenue during the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to an increase of $7.1 million in payment processing costs associated with the increase in revenue.
Our gross margin improved during the three months ended March 31, 2022 compared to the same period in 2021 primarily due to better fixed cost absorption as ticket volume and revenue increased.
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
Product development
Product development expenses consist primarily of costs associated with our employees in product development and product engineering activities. We expect our product development expenses to continue to increase in absolute dollars over the long term. In the near-term, we anticipate our product development expenses will increase as we focus on enhancing and expanding the capabilities of our platform. We also expect to continue investing in building Eventbrite's infrastructure to enhance and support the development of new technologies. Over the long-term, we anticipate that product development expenses will decrease as a percentage of net revenue as we expect our revenue to recover and grow at a faster pace compared to product development expenses and as we continue to expand our development staff in lower cost markets.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands except percentages)
Product development	$18,518	$15,319	$3,199	21%
Percentage of total net revenue	33%	55%
The increase in product development expenses was primarily driven by employee-related costs including stock-based compensation as we continue to focus our investment on building technology products for our platform.
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

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands except percentages)
Sales, marketing and support	$13,148	$5,639	$7,509	133%
Percentage of total net revenue	24%	20%
The increase in sales, marketing and support expenses during the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to changes to our advance payout reserve. There was no change to our advance payout reserve during the three months ended March 31, 2022. Whereas, during the three months ended March 31, 2021, we recorded a $5.0 million reduction in reserve due to lower-than-anticipated losses since the start of the pandemic. This resulted in an overall increase to our sales, marketing and support expenses of $5.0 million during the three months ended March 31, 2022. The remaining variance was attributable to $1.0 million increase in employee-related costs and $1.0 million increase in marketing campaigns.
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

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands except percentages)
General and administrative	$18,817	$19,028	$(211)	(1)%
Percentage of total net revenue	34%	68%
General and administrative expenses remained relatively consistent for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
The variance in general and administrative expenses during the three months ended March 31, 2022 compared to the same period in 2021 consisted of a $4.5 million decrease to creator upfronts reserves, attributable to improvements since the COVID-19 pandemic. This was offset by a $2.7 million increase in employee-related costs including stock-based compensation expense, due to headcount growth, and a $1.0 million increase in certain indirect tax reserves.
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

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands except percentages)
Interest expense	$2,798	$7,610	$(4,812)	(63)%
Percentage of total net revenue	5%	27%
The decrease in interest expense during the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to a $5.4 million decrease in interest on the term loans which were repaid in the first quarter of 2021.

Loss on Debt Extinguishment
In March 2021, we repaid in full the outstanding indebtedness under our May 2020 credit agreement by making payments of $125.0 million of principal, a $18.2 million make-whole premium, $9.0 million payment in kind interest and $1.0 million of accrued interest.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Loss on debt extinguishment	—	49,977	(49,977)	(100)%
Percentage of total net revenue	—%	180%
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

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands except percentages)
Other income (expense), net	$(603)	$(948)	$345	(36)%
Percentage of total net revenue	(1)%	(3)%
The decrease in other expense during the three months ended March 31, 2022 compared to the same period of 2021 was driven by foreign currency rate measurement fluctuations.
Income Tax Provision (Benefit)
Income tax provision consists primarily of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. The differences in the tax provision for the periods presented and the U.S. federal statutory rate is primarily due to foreign taxes in profitable jurisdictions and the recording of a full valuation allowance on our deferred tax assets in certain jurisdictions including the United States. The computation of the provision for income taxes for interim periods is determined by applying the estimated annual effective tax rate to year-to-date earnings from recurring operations and adjusting for discrete tax items recorded in the period.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands except percentages)
Income tax provision	$203	$513	$(310)	(60)%
Percentage of total net revenue	—%	2%

The decrease in provision for income taxes for the three months ended March 31, 2022 compared to the same period of 2021 was primarily attributable to changes in our year over year taxable earnings mix.

Liquidity and Capital Resources
As of March 31, 2022, we had cash and cash equivalents of $709.9 million. Our cash and cash equivalents includes bank deposits and money market funds held by financial institutions and is held for working capital purposes. As of March 31, 2022, approximately 23% of our cash was held outside of the United States. We do not expect to incur significant taxes related to these amounts. The cash was held primarily to fund our foreign operations and on behalf of, and to be remitted to, creators. Collectively, our cash and cash equivalents balances represent a mix of cash that belongs to us and cash that is due to creators.
The amounts due to creators, which were $380.6 million as of March 31, 2022, are captioned on our consolidated balance sheets as accounts payable, creators. Although creator cash is legally unrestricted, we do not utilize creator cash for our own financing or investing activities as the amounts are payable to creators on a regular basis. For qualified creators, we pass ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, we refer to these payments as advance payouts. When an advance payout is made, we reduce our cash and cash equivalents with a corresponding decrease to our accounts payable, creators. As of March 31, 2022, advance payouts outstanding was approximately $356.3 million, including $114.0 million issued since the third quarter of 2020, when the company resumed the program on a limited basis.
When we provide advance payouts, we assume risk that the event may be cancelled, fraudulent, or materially not as described, resulting in significant chargebacks and refund requests. The terms of our standard merchant agreement obligate creators to repay us for ticket sales advanced under such circumstances. If the creator is insolvent or has spent the proceeds of the ticket sales for event-related costs, we may not be able to recover our losses from these events. COVID-19 has increased the likelihood that we will not recover the losses from ticket sales advanced prior to the pandemic. Such unrecoverable amounts could equal up to the value of the ticket sales or amounts settled to the creator prior to the event that has been postponed or cancelled or is otherwise disputed. We record estimates for losses related to chargebacks and refunds based on various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, the nature of future events, the remaining time to event date, macro-economic conditions and current events, and actual chargeback and refund activity during the current year. The exposure on advance payouts issued since the third quarter of 2020 has typically experienced quicker resolution with more events being completed on time. However, due to the nature of the COVID-19 pandemic and the limited amount of currently available data, there is a high degree of uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our recorded reserves in the future to reflect our best estimates of future outcomes, and we may pay in cash a portion of, all of, or a greater amount than the $21.0 million provision recorded as of March 31, 2022.
Debt
In June 2020, we issued the 2025 Notes, and in March 2021, we issued the 2026 Notes. The 2025 Notes mature on December 1, 2025 and the 2026 Notes mature on September 15, 2026. Under certain circumstances, holders may surrender their notes of a series for conversion prior to the applicable maturity date. Upon conversion, the notes may be settled in cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at our election.
We believe that our existing cash, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect.
Cash Flows
Our cash flow activities were as follows for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$76,219	$40,169
Investing activities	(831)	(118)
Financing activities	(278)	47,651
Net increase in cash, cash equivalents and restricted cash	$75,110	$87,702

Comparison of Three Months Ended March 31, 2022 and 2021
Cash Flows from Operating Activities
The net cash provided by operating activities for the three months ended March 31, 2022 was $76.2 million, which primarily resulted from our net loss of $18.2 million, adjusted for non-cash charges primarily consisting of $12.8 million stock-based compensation expense, $3.8 million depreciation and amortization, $1.3 million adjustments to creator related assets and $3.8 million increase in reserves for chargebacks and refunds. Additional cash was provided by changes in working capital consisting of a $95.4 million increase in accounts payable to creators due to an increase in paid ticket volume, $6.3 million decrease in funds receivable and other carrying balances that resulted in cash outflows of $15.5 million.
The net cash provided by operating activities of $40.2 million for the three months ended March 31, 2021 was due primarily to net loss of $84.9 million, adjusted for non-cash charges primarily consisting of $50.0 million loss on debt extinguishment, $11.4 million stock-based compensation expense, $5.3 million depreciation and amortization, $4.6 million non-cash interest expense, $3.5 million adjustments to creator related assets. Additional cash was provided by changes in working capital consisting of a $62.9 million increase in accounts payable to creators, $9.0 million payment in kind interest and other carrying balances that resulted in cash outflows of $4.9 million.
Cash Flows from Investing Activities
The net cash used in investing activities of $0.8 million for the three months ended March 31, 2022 consisted of $0.5 million capitalized internal-use software development costs and $0.3 million purchases of property and equipment.
The net cash used in investing activities of $0.1 million for the three months ended March 31, 2021 consisted of capitalized software development costs and purchases of property and equipment.
Cash Flows from Financing Activities
The net cash used in financing activities of $0.3 million during the three months ended March 31, 2022 was primarily due to $1.5 million proceeds from the exercise of stock options, offset by $1.7 million taxes paid related to net share settlement of equity awards.
The net cash provided by financing activities of $47.7 million during the three months ended March 31, 2021 was primarily due to $207.4 million proceeds from issuing the 2026 Notes, net of issuance costs, and $4.7 million proceeds from the exercise of stock options, offset by $143.2 million repayment of term loans including prepayment premium, $18.5 million purchase of the 2026 Capped Calls in connection with the issuance of the 2026 Notes and $2.6 million taxes paid related to net share settlement of equity awards.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under the 2025 Notes and 2026 Notes (including principal and coupon interest), operating leases for office space, as well as non-cancellable purchase commitments. See Note 15 "Commitments and Contingencies" to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements and did not have any such arrangements as of March 31, 2022.
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
Our significant accounting policies are discussed in the "Notes to Consolidated Financial Statements, Note 2. Significant Accounting Policies" in the 2021 Form 10-K. There have been no significant changes to these policies that have had a material impact on our unaudited condensed consolidated financial statements and related notes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
As of March 31, 2022, our 2025 Notes and 2026 Notes were outstanding, both of which are subject to fixed annual interest charges. We have therefore no financial or economic exposure associated with changes in interest rates. However, the fair value of these financial instruments may fluctuate when interest rates change or can be affected when the market price of our Class A common stock fluctuates. We carry the convertible senior notes at face value less unamortized issuance cost on our balance sheet, and we present the fair value for required disclosure purposes only.
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
Based on that evaluation, the principal executive officer and the principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required for disclosure in reports filed or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to Company management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 15, "Commitments and Contingencies" to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (2021 Form 10-K), except for the following risk factors which supplement the risk factors previously disclosed and should be considered in conjunction with the risk factors set forth in the 2021 Form 10-K. You should carefully consider the risks and uncertainties described in the 2021 Form 10-K and below, together with all of the other information in our 2021 Form 10-K, and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and other documents that we file with the U.S. Securities and Exchange Commission. The risks and uncertainties described in the 2021 Form 10-K and below may not be the only ones we face. If any of the risks actually occur, our business, results of operations, financial condition and prospects could be harmed. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. Many of the risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result.

Data loss or security breaches could harm our business, reputation, brand and results of operations.
Security breaches, computer malware and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers or partners. Despite the implementation of security measures, our internal computer systems and those of our third-party service providers and partners are vulnerable to damage from computer viruses, hacking and other means of unauthorized access, denial of service and other attacks, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. In addition to unauthorized access to or acquisition of personal data, confidential information, intellectual property or other sensitive information, such attacks could include the deployment of harmful malware and ransomware, and may use a variety of methods, including denial-of-service attacks, social engineering and other means, to attain such unauthorized access or acquisition or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information. For example, we have experienced in the past, and could experience in the future, credential stuffing attacks in which malicious third parties used or attempted to use credentials compromised in data breaches suffered by other companies to access accounts on our platform. While we employ security measures to prevent, detect, and mitigate potential for harm to our users from the theft of or misuse of user credentials on our network, these security measures may not be effective in every instance. Furthermore, the prevalent use of mobile devices increases the risk of data security incidents. In addition, misplaced, stolen or compromised mobile devices used at events for ticket scanning, or otherwise, could lead to unauthorized access to the device and data stored on or accessible through such device. We have in the past experienced breaches of our security measures, and our platform and systems are at risk for future breaches as a result of third-party action or employee, service provider, partner or contractor error or malfeasance. For example, in June 2018, we publicly announced that a criminal was able to penetrate the Ticketfly website and access certain consumer data, including names, email addresses, shipping addresses, billing addresses and phone numbers. We incurred costs related to responding to and remediating this incident and suffered a loss of revenue for the period during which the Ticketfly platform was disabled. This cyber incident delayed the completion of the integration of Ticketfly, which resulted in extended customer migration time and slower realization of synergies. We may be subject to litigation and experience reputational harm, and have been subject to claims and suffered customer loss, related to cybersecurity incidents. In the future, our financial performance may be impacted further if we face additional costs and expenses from customer compensation and retention incentives, creator loss, regulatory inquiries, litigation and further remediation and upgrades to our security infrastructure. Although we have insurance coverage, our policy may not cover all financial expenses related to cybersecurity incidents.
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
There were no sales of unregistered equity securities during the three months ended March 31, 2022 that were not previously reported on a Current Report on Form 8-K.

Item 6. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Index

	Description of Exhibits	Incorporated by Reference
Exhibit Number		Form	Exhibit Number	Date Filed

3.2	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	August 28, 2018
3.4	Amended and Restated Bylaws.	S-1/A	3.4	August 28, 2018
4.1	Form of Class A Common Stock Certificate.	S-1/A	4.1	September 7, 2018
10.1#	Amended and Restated Eventbrite, Inc. 2018 Employee Stock Purchase Plan.			Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)			Filed herewith

# Indicates compensatory plan
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

Eventbrite, Inc.

April 28, 2022	By:	/s/ Julia Hartz
Julia Hartz
Chief Executive Officer
(Principal Executive Officer)

April 28, 2022	By:	/s/ Charles Baker
Charles Baker
Chief Financial Officer
(Principal Financial Officer)

April 28, 2022	By:	/s/ Xiaojing Fan
Xiaojing Fan
Chief Accounting Officer
(Principal Accounting Officer)