Form 10-Q
period 2022-06-30
Eventbrite, Inc.
filed 2022-07-28
CIK 1475115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 21, 2022, 80,605,244 shares of Registrant's Class A common stock and 17,714,663 shares of Registrant's Class B common stock were outstanding.

EVENTBRITE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "appears," "shall," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements related to the impacts of the COVID-19 global health pandemic, including its impact on us, our operations, or our future financial or operational results; the duration and extent of, and recovery from the COVID-19 global health pandemic, including the impact of vaccines, the introduction and spread of new variants or mutant strains of the virus, the removal or reimposition of restrictions on in-person events, the market response to the recovery, our expectations regarding the timing of recovery of paid ticket volumes and event creator and event attendees’ behavior in relation to the recovery; statements regarding our convertible senior notes, including the intended use of the net proceeds; statements about our future financial performance, including our revenue, costs of revenue and operating expenses; our anticipated growth and growth strategies and our ability to effectively manage that growth; our ability to achieve and grow profitability; changes in our business model; our advance payout program; the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs; our predictions about industry and market trends; our ability to attract and retain creators; our ability to successfully operate internationally; our ability to attract and retain employees; our ability to comply with modified or new laws and regulations applying to our business; and our ability to successfully defend litigation brought against us and the potential effect of any current litigation or audits in certain jurisdictions with regard to indirect tax matters on our business, financial position, results of operations or liquidity.
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors, including those described in the section titled "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and this Quarterly Report on Form 10-Q. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

EVENTBRITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts and share data)
(Unaudited)
	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$670,755	$634,378
Funds receivable	21,395	18,197
Accounts receivable, net	1,665	1,110
Creator signing fees, net	1,122	1,184
Creator advances, net	1,150	862
Prepaid expenses and other current assets	10,288	17,877
Total current assets	706,375	673,608
Restricted cash	1,371	1,781
Creator signing fees, noncurrent	1,416	2,225
Property and equipment, net	6,569	7,162
Operating lease right-of-use assets	7,026	10,940
Goodwill	174,388	174,388
Acquired intangible assets, net	26,474	31,116
Other assets	1,817	1,756
Total assets	$925,436	$902,976
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, creators	$340,847	$285,222
Accounts payable, trade	1,537	1,083
Chargebacks and refunds reserve	21,571	21,395
Accrued compensation and benefits	9,350	10,910
Accrued taxes	11,125	11,068
Operating lease liabilities	3,910	4,149
Other accrued liabilities	10,598	24,139
Total current liabilities	398,938	357,966
Accrued taxes, noncurrent	8,775	12,868
Operating lease liabilities, noncurrent	4,370	8,677
Long-term debt	354,538	353,564
Other liabilities	—	1
Total liabilities	766,621	733,076
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized; 98,319,907 shares issued and outstanding as of June 30, 2022; 97,246,465 shares issued and outstanding as of December 31, 2021	1	1
Additional paid-in capital	930,658	903,470
Accumulated deficit	(771,844)	(733,571)
Total stockholders’ equity	158,815	169,900
Total liabilities and stockholders’ equity	$925,436	$902,976

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$66,041	$46,311	$121,916	$74,129
Cost of net revenue	23,042	18,053	43,015	31,728
Gross profit	42,999	28,258	78,901	42,401
Operating expenses
Product development	22,541	16,396	41,059	31,715
Sales, marketing and support	14,263	6,358	27,411	11,997
General and administrative	19,495	23,733	38,312	42,761
Total operating expenses	56,299	46,487	106,782	86,473
Loss from operations	(13,300)	(18,229)	(27,881)	(44,072)
Interest expense	(2,837)	(2,776)	(5,635)	(10,386)
Loss on debt extinguishment	—	—	—	(49,977)
Other income (expense), net	(4,115)	526	(4,718)	(422)
Loss before income taxes	(20,252)	(20,479)	(38,234)	(104,857)
Income tax provision (benefit)	(164)	61	39	574
Net loss	$(20,088)	$(20,540)	$(38,273)	$(105,431)
Net loss per share, basic and diluted	$(0.20)	$(0.22)	$(0.39)	$(1.13)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	98,015	93,899	97,802	93,393

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock-Class A		Common Stock-Class B		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	79,524,112	$1	17,722,353	$—	$903,470	$(733,571)	$169,900
Issuance of common stock upon exercise of stock options	207,361	—	—	—	1,464	—	1,464
Issuance of restricted stock awards	2,515	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	341,723	—	—	—	—	—	—
Shares withheld related to net share settlement	(117,374)	—	—	—	(1,711)	—	(1,711)
Conversion of common stock from Class B to Class A	3,266	—	(3,266)	—	—	—	—
Stock-based compensation	—	—	—	—	12,968	—	12,968
Net loss	—	—	—	—	—	(18,185)	(18,185)
Balance at March 31, 2022	79,961,603	$1	17,719,087	$—	$916,191	$(751,756)	$164,436
Issuance of common stock upon exercise of stock options	156,014	—	—	—	1,405	—	1,405
Issuance of restricted stock awards	39,795	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	559,321	—	—	—	—	—	—
Shares withheld related to net share settlement	(195,195)	—	—	—	(2,084)	—	(2,084)
Conversion of common stock from Class B to Class A	1,218	—	(1,218)	—	—	—	—
Issuance of common stock for ESPP Purchase	79,282	—	—	—	790	—	790
Stock-based compensation	—	—	—	—	14,356	—	14,356
Net loss	—	—	—	—	—	(20,088)	(20,088)
Balance at June 30, 2022	80,602,038	$1	17,717,869	$—	$930,658	$(771,844)	$158,815

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

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(38,273)	$(105,431)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,249	10,064
Stock-based compensation expense	27,089	23,686
Amortization of debt discount and issuance costs	974	2,905
Loss on debt extinguishment	—	49,977
Payment in kind interest	—	2,178
Non-cash operating lease expenses	1,563	3,184
Amortization of creator signing fees	674	1,600
Adjustments related to creator advances, creator signing fees, and allowance for credit losses	(2,035)	2,646
Provision for chargebacks and refunds	8,235	(2,522)
Other	647	530
Changes in operating assets and liabilities:
Accounts receivable	(1,144)	(513)
Funds receivable	(3,198)	(5,758)
Creator signing fees & creator advances	2,533	2,522
Prepaid expenses and other assets	7,528	1,972
Accounts payable, creators	55,625	155,918
Accounts payable	410	(531)
Chargebacks and refunds reserve	(8,059)	(7,236)
Accrued compensation and benefits	(1,560)	3,246
Accrued taxes	(4,649)	(603)
Operating lease liabilities	(2,195)	(3,520)
Other accrued liabilities	(12,372)	7,220
Payment in kind interest	—	(8,962)
Net cash provided by operating activities	39,042	132,572
Cash flows from investing activities
Purchases of property and equipment	(708)	(328)
Capitalized internal-use software development costs	(1,060)	(547)
Cash paid for acquisitions	(1,125)	—
Net cash used in investing activities	(2,893)	(875)
Cash flows from financing activities
Proceeds from issuance of debt	—	212,750
Debt issuance costs	—	(5,738)
Purchase of convertible notes capped calls	—	(18,509)
Principal repayment of debt obligations and prepayment premium	—	(143,247)
Proceeds from exercise of stock options	2,869	7,790
Taxes paid related to net share settlement of equity awards	(3,795)	(6,592)
Proceeds from issuance of common stock under ESPP	790	730
Principal payments on finance lease obligations	(46)	(152)
Net cash (used in) provided by financing activities	(182)	47,032
Net increase in cash, cash equivalents and restricted cash	35,967	178,729
Cash, cash equivalents and restricted cash
Beginning of period	636,159	508,430
End of period	$672,126	$687,159
Supplemental cash flow data
Interest paid	$4,669	$4,834
Income taxes paid, net of refunds	(5)	167
Non-cash investing and financing activities
Reduction of right of use asset due to modification	2,163	—
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
Impact of COVID-19
The Company continues to be significantly impacted by the COVID-19 pandemic. The full extent and duration of the impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the introduction and spread of new variants or mutant strains of the virus, the continuation of existing or implementation of new government restrictions, and the extent of containment actions taken on event gatherings in general, and the impact of these and other factors on the Company’s business in particular, which may result in a reduction in events and an increase in event cancellation losses. The effect of and uncertainties surrounding the COVID-19 pandemic have caused the Company to make significant estimates in its consolidated financial statements as of and for the three and six months ended June 30, 2022, specifically related to chargebacks and refunds due to cancelled or postponed events, which impact net revenue, advance payouts, creator signing fees and creator advances.
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
The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal and recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations and cash flows for the interim periods. All intercompany transactions and balances have been eliminated. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other future annual or interim period.
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
Cash and cash equivalents balances include the face value of tickets sold on behalf of creators and their share of service charges, which are to be remitted to the creators. Such balances were $321.2 million and $268.6 million as of June 30, 2022 and December 31, 2021, respectively. Although creator cash is legally unrestricted, the Company does not utilize creator cash for its own financing or investing activities as the amounts are payable to creators on a regular basis. These amounts due to creators are included in accounts payable, creators on the consolidated balance sheets. See Note 8, "Accounts Payable, Creators", for more details.
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

	June 30, 2022	December 31, 2021	June 30, 2021
Cash and cash equivalents	$670,755	$634,378	$685,364
Restricted cash	1,371	1,781	1,795
Total cash, cash equivalents and restricted cash	$672,126	$636,159	$687,159

4. Funds Receivable
Funds receivable represents cash-in-transit from third-party payment processors that is received by the Company within approximately five business days from the date of the underlying ticketing transaction. The funds receivable balances include the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such amounts were $19.6 million and $16.7 million as of June 30, 2022 and December 31, 2021, respectively.
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

	June 30, 2022	December 31, 2021
Accounts receivable, customers	$2,654	$2,085
Allowance for credit losses	(989)	(975)
Accounts receivable, net	$1,665	$1,110
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

As of June 30, 2022, the balance of creator signing fees, net is being amortized over a weighted-average remaining contract life of 3.3 years on a straight-line basis. The following table summarizes the activity in creator signing fees for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$2,646	$6,421	$3,409	$9,495
Creator signing fees paid	5	—	5	18
Amortization of creator signing fees	(262)	(721)	(674)	(1,600)
Write-offs and other adjustments	149	(177)	(202)	(2,390)
Balance, end of period	$2,538	$5,523	$2,538	$5,523
Creator signing fees are classified as follows on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	June 30, 2022	June 30, 2021
Creator signing fees, net	$1,122	$2,239
Creator signing fees, noncurrent	1,416	3,284
Total creator signing fees	$2,538	$5,523
7. Creator Advances, Net
Creator advances are incentives that are offered by the Company which provide the creator with funds in advance of the event. These are subsequently recovered by withholding amounts due to the Company from the sale of tickets for the event until the creator payment has been fully recovered.
The following table summarizes the activity in creator advances for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$1,284	$4,355	$862	$6,651
Creator advances paid	239	75	335	75
Creator advances recouped	(958)	(760)	(1,922)	(1,960)
Write-offs and other adjustments	585	—	1,875	(1,096)
Balance, end of period	$1,150	$3,670	$1,150	$3,670
8. Accounts Payable, Creators
Accounts payable, creators consists of unremitted ticket sale proceeds, net of Eventbrite service fees and applicable taxes. Amounts are remitted to creators within five business days subsequent to the completion of the related event. Creators may apply to receive a portion of these proceeds prior to completion of their events.
For qualified creators, the Company passes ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, the Company refers to these payments as advance payouts. When an advance payout is made, the Company reduces its cash and cash equivalents with a corresponding decrease to its accounts payable, creators. As of June 30, 2022 and December 31, 2021, advance payouts outstanding was approximately $387.8 million and $319.3 million, respectively. This included $138.2 million and $79.5 million of advance payouts issued since the third quarter of 2020, when the Company resumed the advance payout program on a limited basis.

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
Reserves are recorded based on the Company's assessment of various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, the nature of future events, the remaining time to event date, macro-economic conditions and current events, and actual chargeback and refund activity during the current year. The chargebacks and refunds reserve was $21.6 million and $21.4 million which primarily includes reserve balances for estimated advance payout losses of $18.3 million and $18.5 million as of June 30, 2022 and December 31, 2021, respectively.
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
10. Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	June 30, 2022	December 31, 2021
Capitalized internal-use software development costs	$52,587	$51,292
Furniture and fixtures	893	1,298
Computers and computer equipment	7,584	6,854
Leasehold improvements	4,809	4,841
Finance lease right-of-use assets	605	605
Property and equipment	66,478	64,890
Less: Accumulated depreciation and amortization	(59,909)	(57,728)
Property and equipment, net	$6,569	$7,162
The Company recorded the following amounts related to depreciation of fixed assets and capitalized internal-use software development costs during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense	$394	$491	$772	$1,170
Amortization of capitalized internal-use software development costs	831	1,495	1,835	3,326
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
The components of operating lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs	$724	$1,385	$1,563	$3,184
Sublease income	(51)	(232)	(105)	(1,315)
Total operating lease costs, net	$673	$1,153	$1,458	$1,869
As of June 30, 2022, the Company's operating leases had a weighted-average remaining lease term of 2.8 years and a weighted-average discount rate of 3.3%.
As of June 30, 2022, maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
The remainder of 2022	$2,201
2023	3,080
2024	1,659
2025	1,844
2026	—
Thereafter	—
Total future operating lease payments	8,784
Less: Imputed interest	(504)
Total operating lease liabilities	$8,280
Reconciliation of lease liabilities as shown in the consolidated balance sheets
Operating lease liabilities, current	$3,910
Operating lease liabilities, noncurrent	4,370
Total operating lease liabilities	$8,280

12. Goodwill and Acquired Intangible Assets, Net
The carrying amounts of the Company's goodwill was $174.4 million as of June 30, 2022 and December 31, 2021. The Company tests goodwill for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. We did not record any goodwill impairment during the six months ended June 30, 2022.
Acquired intangible assets consisted of the following (in thousands):

	June 30, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Developed technology	$22,396	$20,438	$1,958	$22,396	$20,029	$2,367
Customer relationships	74,884	50,377	24,507	74,884	46,157	28,727
Tradenames	1,650	1,641	9	1,650	1,628	22
Acquired intangible assets, net	$98,930	$72,456	$26,474	$98,930	$67,814	$31,116
The following tables set forth the amortization expense recorded related to acquired intangible assets for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of net revenue	$206	$206	$409	$409
Sales, marketing and support	2,049	2,577	4,221	5,146
General and administrative	6	6	12	12
Total amortization of acquired intangible assets	$2,261	$2,789	$4,642	$5,567
As of June 30, 2022, the total expected future amortization expense of acquired intangible assets by year is as follows (in thousands):

The remainder of 2022	4,567
2023	8,593
2024	8,300
2025	5,014
2026	—
Thereafter	—
Total expected future amortization expense	$26,474
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
14. Debt
As of June 30, 2022 and December 31, 2021, long-term debt consisted of the following (in thousands):

	June 30, 2022			December 31, 2021
	2026 Notes	2025 Notes	Total	2026 Notes	2025 Notes	Total
Outstanding principal balance	$212,750	$150,000	$362,750	$212,750	$150,000	$362,750
Less: Debt issuance costs	(4,418)	(3,794)	(8,212)	(4,915)	(4,271)	(9,186)
Carrying amount, long-term debt	$208,332	$146,206	$354,538	$207,835	$145,729	$353,564

The following tables set forth the total interest expense recognized related to the term loans and the convertible notes for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash interest expense	$2,274	$2,274	$4,527	$5,242
Payment in kind interest	—	—	—	2,178
Amortization of debt discount	—	—	—	1,750
Amortization of debt issuance costs	494	476	974	1,155
Total interest expense	$2,768	$2,750	$5,501	$10,325

The following table summarizes the Company's contractual obligation to settle commitments related to the 2026 Notes and 2025 Notes as of June 30, 2022 (in thousands):

	Payments due by Year
	Total	2022	2023	2024	2025	2026	Thereafter
Convertible Senior Notes Due 2026	$212,750	$—	$—	$—	$—	$212,750	$—
Interest obligations on 2026 Notes (1)	7,182	798	1,596	1,596	1,596	1,596	—
Convertible Senior Notes Due 2025	150,000	—	—	—	150,000	—	—
Interest obligations on 2025 Notes (1)	26,250	3,750	7,500	7,500	7,500	—	—
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
The effective interest rate of the 2025 Notes is 5.8%. The Company recorded cash interest of $3.7 million, and amortization of debt issuance costs of $0.5 million during the six months ended June 30, 2022 and June 30, 2021.
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
The fair value of the 2025 Notes, which we have classified as a Level 2 instrument, was $172.4 million as of June 30, 2022. The fair value of the 2025 Notes is determined using observable market prices on the last business day of the period.
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
The effective interest rate of the 2026 Notes is 1.3%. During the six months ended June 30, 2022, the Company recorded cash interest of $0.8 million, and amortization of debt issuance costs of $0.5 million. During the six months ended June 30, 2021, the Company recorded cash interest of $0.5 million, and amortization of debt discount and issuance costs of $0.3 million.
The fair value of the 2026 Notes, which we have classified as a Level 2 instrument, was $168.9 million as of June 30, 2022. The fair value of the 2026 Notes is determined using observable market prices on the last business day of the period.
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
During the six months ended June 30, 2022, the Company entered into a purchase commitment with a third-party payment services provider. The Company plans to use the provider’s onboarding service for its creators, and other potential services, which are expected to streamline the Company’s payment infrastructure. The fees for this service will depend on certain volume and territory based rates. The Company expects to commence services by April 1, 2023. As of June 30, 2022, the Company's contractual obligation to settle the minimum fee commitment related to these services is $4.5 million, which is expected to be paid based on usage over a three year term ending March 31, 2026.
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
Refund Policy Arbitration
On June 4, 2020, three plaintiffs, seeking to represent a proposed class of individuals who purchased tickets on or after June 3, 2016, filed suit against the Company in the United States District Court for the Northern District of California, in a case captioned Snow, et al. v. Eventbrite, Inc., Case No. 20-cv-03698 (the Class Action). Plaintiffs allege that Eventbrite failed to provide an opportunity for purchasers of tickets to events sold through Eventbrite’s platform to obtain a refund where the event is postponed, rescheduled, or canceled. Plaintiffs seek injunctive relief in addition to restitution and monetary damages under California’s Consumer Legal Remedies Act, False Advertising Law, and Unfair Competition Law, in addition to claims brought under California common law. The Company denies the allegations and intends to defend the case vigorously. Prior to answering Plaintiffs’ complaint, Eventbrite brought a motion to compel arbitration pursuant to its Terms of Service. The Court denied that motion. The Company thereafter answered Plaintiffs’ Complaint and brought a second motion to compel arbitration, based in part on facts established via the Company’s Answer. The Court granted that motion on September 2, 2021, and stayed the suit pending the results of arbitration. Two of the named Plaintiffs have since initiated individual arbitrations pursuant to the Company’s Terms of Service. The Company has filed responses to Plaintiffs’ demands for arbitration, denying any and all liability. The cases are in their early stages. The Company is unable to predict the likely outcome at this point.
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
On July 29, 2020, the Company entered into a settlement agreement with the lead plaintiffs in the Federal Action. On August 27, 2020, the lead plaintiffs in the Federal Action filed a motion for preliminary approval of the settlement. On October 30, 2020, the Court issued an order continuing the preliminary approval hearing. On January 22, 2021, the Court issued an order denying without prejudice the motion for preliminary approval. On February 9, 2021, the Company gave notice to the lead plaintiff that, in light of the denial of the preliminary approval motion, it was terminating the settlement agreement. On June 27, 2022, the Court dismissed the Federal Action with prejudice. Plaintiffs deadline to file an appeal with respect to this dismissal was July 27, 2022, and no such appeal was filed.

On June 24, 2019, the state court consolidated two state actions pending at that time (the State Action). On July 24, 2019, the two plaintiffs in the State Action filed a consolidated complaint. The consolidated complaint generally alleged that the Company misrepresented and/or omitted material information in its IPO offering documents, in violation of the Securities Act, and sought unspecified monetary damages and other relief on behalf of investors. On August 23, 2019, defendants filed demurrers to the consolidated complaint, which the court sustained with leave to amend at a hearing on November 1, 2019. Plaintiffs filed a first amended consolidated complaint (FAC) on February 10, 2020. Defendants filed demurrers to the FAC on March 26, 2020. On June 23, 2020, the court sustained the demurrers with leave to amend. On November 9, 2020, the plaintiffs filed their second amended consolidated complaint (SAC). On November 20, 2020, defendants filed demurrers to the SAC, which were overruled on December 17, 2020. On January 15, 2021, defendants filed their answers to the SAC. On January 22, 2021, the plaintiffs filed a motion for class certification. On February 17, 2021, the Court entered a class certification order.
On October 26, 2021, the Company entered into a binding settlement agreement with the plaintiffs in the State Action. In connection with the settlement, the Company and its insurers have paid $19.3 million.
The settlement was preliminarily approved on November 5, 2021, and, on June 10, 2022, the Court entered judgment and ordered final approval of the settlement.
Commercial Contract Litigation
On June 18, 2020, the Company filed a Complaint in the United States District Court for the Northern District of California against M.R.G. Concerts Ltd. (MRG) and Matthew Gibbons (Gibbons), asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory judgment, unfair competition, and common counts under California law, arising out of MRG and Gibbons’s termination of certain contracts with the Company and their refusal to make various payments to the Company required by those contracts. MRG asserted counterclaims against the Company for breach of one of the contracts in issue, as well as for breach of the implied covenant of good faith and fair dealing, unfair competition, and declaratory judgment. A jury trial commenced on May 16, 2022. On May 23, 2022, the jury issued a verdict in Eventbrite’s favor and awarded the Company $11.0 million in damages. MRG has filed a motion seeking to reduce the verdict or hold a new trial, and the Company has filed a motion for pre-judgment and post-judgment interest as well as to recover its attorneys’ fees and costs of suit per the parties’ contracts. Those motions remain pending. The Company cannot presently predict the likelihood of success. The Company has not recorded any gain in relation to this verdict for the six months ended June 30, 2022.
Tax Matters
The Company is currently under audit in certain jurisdictions with regard to indirect tax matters. The Company establishes reserves for indirect tax matters when it determines that the likelihood of a loss is probable, and the loss is reasonably estimable. Accordingly, the Company has established a reserve for the potential settlement of issues related to sales and other indirect taxes in the amount of $8.6 million and $11.1 million as of June 30, 2022 and December 31, 2021, respectively. These amounts, which represent management’s best estimates of its potential liability, include potential interest and penalties of $1.8 million and $2.2 million as of June 30, 2022 and December 31, 2021, respectively.
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
As of June 30, 2022, there were 6,052,391 and 6,467,609 options issued and outstanding under the 2010 Plan and 2018 Plan, respectively (collectively, the Plans). The Company reserved 8,041,751 shares of Class A common stock and are available for grant under the 2018 Plan.
Stock options granted typically vest over a four-year period from the date of grant. Options awarded under the Plans are exercisable up to ten years.
Stock Option Activity
Stock option activity for the six months ended June 30, 2022 is presented below:

	Outstanding options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2021	11,260,788	12.11	6.7	63,862
Granted	1,680,723	13.45
Exercised	(336,136)	8.54
Cancelled	(85,375)	16.52
Balance as of June 30, 2022	12,520,000	12.35	6.8	10,786
Vested and exercisable as of June 30, 2022	8,645,752	11.71	5.9	9,365
Vested and expected to vest as of June 30, 2022	12,297,756	12.31	6.8	10,752
The aggregate intrinsic value in the table above represents the difference between the fair value of common stock and the exercise price of outstanding, in-the-money stock options at June 30, 2022.
As of June 30, 2022, the total unrecognized stock-based compensation expense related to stock options outstanding was $26.1 million, which will be recognized over a weighted-average period of 2.5 years. The weighted-average fair value of stock options granted was $7.48 for the six months ended June 30, 2022.

Restricted Stock Units and Restricted Stock Activity
Restricted stock activity for the six months ended June 30, 2022 is presented below:

	Outstanding RSUs and RSAs	Weighted-average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2021	4,353,637	18.40	1.5	75,873
Awarded	5,005,166	13.32
Released	(943,354)	17.76
Cancelled	(799,723)	17.01
Balance as of June 30, 2022	7,615,726	15.31	1.6	78,214
Vested and expected to vest as of June 30, 2022	6,497,089	15.37	1.5	66,725
As of June 30, 2022, the total unrecognized stock-based compensation expense related to RSUs outstanding was $90.9 million, which will be recognized over a weighted-average period of 3.2 years.
In July 2022, the Company awarded performance-based restricted stock units to certain senior executives, pursuant to the 2018 Plan. The awards vest based upon continued service and achievement of certain financial goals and market conditions established by the board of directors for a predetermined period.
Stock-based Compensation Expense
Stock-based compensation expense recognized in connection with stock options, RSUs and the employee stock purchase plan during each of the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of net revenue	$206	$279	$446	$539
Product development	5,651	4,299	9,784	8,257
Sales, marketing and support	2,053	1,374	3,840	2,734
General and administrative	6,343	6,371	13,019	12,156
Total	$14,253	$12,323	$27,089	$23,686
The Company capitalized $0.1 million and $0.2 million of stock-based compensation expense related to capitalized software costs during the three and six months ended June 30, 2022, respectively, compared to $0.2 million and $0.3 million during the three and six months ended June 30, 2021, respectively.
17. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. As the Company had net losses for the three and six months ended June 30, 2022 and 2021, all potentially issuable shares of common stock were determined to be anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(20,088)	$(20,540)	$(38,273)	$(105,431)
Weighted-average shares used in computing net loss per share, basic and diluted	98,015	93,899	97,802	93,393
Net loss per share, basic and diluted	$(0.20)	$(0.22)	$(0.39)	$(1.13)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect (in thousands):

	June 30, 2022	June 30, 2021
Shares related to convertible senior notes	19,538	19,538
Stock-options to purchase common stock	12,520	13,404
Restricted stock units	7,564	4,844
ESPP	102	51
Total shares of potentially dilutive securities	39,724	37,837

For the 2025 Notes & 2026 Notes, the conversion spread of 11.9 million shares and 7.6 million shares, respectively, will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s Class A common stock for a given period exceeds the conversion price of $12.60 per share for the 2025 Notes and $27.89 per share for the 2026 Notes.
18. Income Taxes
The Company recorded income tax benefit of $0.2 million and expense of $39,000 for the three and six months ended June 30, 2022, respectively, compared to an income tax expense of $0.1 million and $0.6 million for the three and six months ended June 30, 2021, respectively. The variance was primarily attributable to insignificant non-routine tax benefits.
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
19. Geographic Information

The following table presents the Company's total net revenue by geography based on the currency of the underlying transaction (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$48,726	$36,219	$91,344	$56,356
International	17,315	10,092	30,572	17,773
Total net revenue	$66,041	$46,311	$121,916	$74,129
No individual country, included in International net revenue, represents more than 10% of the total consolidated net revenue for any of the periods presented.
Substantially all of the Company's long-lived assets are located in the United States.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (2021 Form 10-K) filed with the United States Securities and Exchange Commission (SEC) on February 18, 2022. In addition to historical condensed consolidated financial information, the following discussion and analysis contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our 2021 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. References herein to "Eventbrite," "the Company," "we," "us" or "our" refer to Eventbrite, Inc. and its subsidiaries, unless the context requires otherwise.
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
The global COVID-19 pandemic has tested our mission, our company and event creators in unprecedented ways. In the early days of the pandemic, we adapted quickly to meet creators’ urgent shift to online events, and over the past year, we pivoted back to powering in-person events accordingly as restrictions eased. We continue to be significantly impacted by the COVID-19 pandemic. The full extent and duration of the impact of the COVID-19 pandemic on our business, results of operations and financial condition remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the introduction and spread of new variants or mutant strains of the virus, the continuation of existing or implementation of new government restrictions, and the extent of containment actions taken on event gatherings in general, and the impact of these and other factors on our business in particular, which may result in a reduction in events and an increase in event cancellation losses. Furthermore, as a result of economic pressures, including inflation, labor challenges, rising interest rates, economic recession and other factors, creators may scale back events which could materially and adversely affect our paid ticket volume, and consequently our net revenue and financial results.

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
Paid Ticket Volume
Our success in serving creators is measured in large part by the number of tickets sold on our platform that generate ticket fees, referred to as paid ticket volume. We consider paid ticket volume an important indicator of the underlying health of the business. The table below sets forth the paid ticket volume for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Paid Ticket Volume	21,863	16,016	39,917	26,248
Our paid ticket volume for events outside of the United States represented 39% and 38% of our total paid tickets in the three and six months ended June 30, 2022, respectively, compared to 34% and 36% in the three and six months ended June 30, 2021, respectively.
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
The following table presents our Adjusted EBITDA for the periods indicated and a reconciliation of our Adjusted EBITDA to the most comparable GAAP measure, net loss, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net loss	$(20,088)	$(20,540)	$(38,273)	$(105,431)
Add:
Depreciation and amortization	3,486	4,772	7,249	10,064
Stock-based compensation	14,253	12,323	27,089	23,686
Interest expense	2,837	2,776	5,635	10,386
Loss on debt extinguishment	—	—	—	49,977
Employer taxes related to employee equity transactions	210	793	567	1,475
Other (income) expense, net	4,115	(526)	4,718	422
Income tax provision (benefit)	(164)	61	39	574
Adjusted EBITDA	$4,649	$(341)	$7,024	$(8,847)

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
Results of Operations
The following tables set forth our consolidated results of operations data and such data as a percentage of net revenue for the periods presented (in thousands):

Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$66,041	$46,311	$121,916	$74,129
Cost of net revenue	23,042	18,053	43,015	31,728
Gross profit	42,999	28,258	78,901	42,401
Operating expenses:
Product development	22,541	16,396	41,059	31,715
Sales, marketing and support	14,263	6,358	27,411	11,997
General and administrative	19,495	23,733	38,312	42,761
Total operating expenses	56,299	46,487	106,782	86,473
Loss from operations	(13,300)	(18,229)	(27,881)	(44,072)
Interest expense	(2,837)	(2,776)	(5,635)	(10,386)
Loss on debt extinguishment	—	—	—	(49,977)
Other income (expense), net	(4,115)	526	(4,718)	(422)
Loss before income taxes	(20,252)	(20,479)	(38,234)	(104,857)
Income tax provision (benefit)	(164)	61	39	574
Net loss	$(20,088)	$(20,540)	$(38,273)	$(105,431)

Consolidated Statements of Operations, as a percentage of net revenue	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	100%	100%	100%	100%
Cost of net revenue	35%	39%	35%	43%
Gross profit	65%	61%	65%	57%
Operating expenses:
Product development	34%	35%	34%	43%
Sales, marketing and support	22%	14%	22%	16%
General and administrative	30%	51%	31%	58%
Total operating expenses	86%	100%	87%	117%
Loss from operations	(21)%	(39)%	(22)%	(60)%
Interest expense	(4)%	(6)%	(5)%	(14)%
Loss on debt extinguishment	—%	—%	—%	(67)%
Other income (expense), net	(6)%	1%	(4)%	(1)%
Loss before income taxes	(31)%	(44)%	(31)%	(142)%
Income tax provision (benefit)	—%	—%	—%	1%
Net loss	(31)%	(44)%	(31)%	(143)%

Net Revenue
We generate revenues primarily from service fees and payment processing fees from the sale of paid tickets on our platform. We also derive a smaller portion of revenues from a series of marketing services and tools that enable creators to market their events and increase reach to attendees. Our fee structure typically consists of a flat fee and a percentage of the price of each ticket sold by a creator. Revenue is recognized when control of promised goods or services is transferred to the creator, which is when the ticket is sold for service fees and payment processing fees. Net revenue excludes sales taxes and value-added taxes (VAT) and is presented net of estimated customer refunds, chargebacks and amortization of creator signing fees.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands except percentages)
Net revenue	$66,041	$46,311	$19,730	43%	$121,916	$74,129	$47,787	64%
The increase in net revenue during the three and six months ended June 30, 2022, compared to the same periods in 2021, was primarily driven by the growth in our paid ticket volume. Net revenue per paid ticket was $3.02 in the three months ended June 30, 2022 compared to $2.89 in the same period of 2021. Net revenue per paid ticket was $3.05 in the six months ended June 30, 2022 compared to $2.82 in the same period of 2021. The increase in net revenue per paid ticket is reflective of growth in price per paid ticket and reduction in refund activity.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands except percentages)
Cost of net revenue	$23,042	$18,053	$4,989	28%	$43,015	$31,728	$11,287	36%
Percentage of total net revenue	35%	39%			35%	43%
Gross margin	65%	61%			65%	57%
The increase in cost of net revenue during the three and six months ended June 30, 2022 compared to the same periods in 2021, was primarily due to an increase in payment processing costs associated with the increase in ticket volume.
Our gross margin improved during the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily due to better fixed cost absorption as ticket volume and revenue increased.
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
Product development
Product development expenses consist primarily of employee-related costs including salaries, bonuses, benefits, and stock-based compensation, and third-party infrastructure expenses incurred in developing our platform including software subscription costs. Generally, we expect our product development expenses to increase in absolute dollars as we focus on enhancing and expanding the capabilities of our platform. Over the long term, we anticipate our product development expenses will decrease as a percentage of net revenue, as we expect our revenue to grow at a faster pace compared to product development expenses and as we continue to expand our development staff in lower cost markets.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands except percentages)
Product development	$22,541	$16,396	$6,145	37%	$41,059	$31,715	$9,344	29%
Percentage of total net revenue	34%	35%			34%	43%
The increase in product development expenses during the three and six months ended June 30, 2022, compared to the same periods in 2021, was primarily driven by employee-related costs including stock-based compensation. The increase in employee-related costs was due to headcount growth in our product development and engineering organization, as we continue to focus our investment in building technology products on our platform.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands except percentages)
Sales, marketing and support	$14,263	$6,358	$7,905	124%	$27,411	$11,997	$15,414	128%
Percentage of total net revenue	22%	14%			22%	16%
The increase in sales, marketing and support expenses during the three months ended June 30, 2022, compared to the same period in 2021, was primarily due to changes to our advance payout reserve. There was no change to our advance payout reserve during the three months ended June 30, 2022. Whereas, during the three months ended June 30, 2021, we recorded a $5.0 million reduction in reserve due to lower-than-anticipated losses since the start of the pandemic. This resulted in an overall increase to our sales, marketing and support expenses of $5.0 million during the three months ended June 30, 2022. The remaining increase was primarily attributable to a $2.2 million increase in employee-related costs including stock-based compensation due to headcount growth.
The increase in sales, marketing and support expenses during the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to changes to our advance payout reserve. There was no change to our advance payout reserve during the six months ended June 30, 2022. Whereas, during the six months ended June 30, 2021, we recorded a $10.0 million reduction in reserve due to lower-than-anticipated losses since the start of the pandemic. This resulted in an overall increase to our sales, marketing and support expenses of $10.0 million during the six months ended June 30, 2022. The remaining increase was primarily attributable to a $3.6 million increase in employee-related costs including stock-based compensation due to headcount growth.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands except percentages)
General and administrative	$19,495	$23,733	$(4,238)	(18)%	$38,312	$42,761	$(4,449)	(10)%
Percentage of total net revenue	30%	51%			31%	58%
The decrease in general and administrative expenses during the three months ended June 30, 2022 compared to the same period in 2021, was primarily due to a $5.6 million accrual for a litigation settlement recorded during the second quarter of 2021, which was paid out earlier in 2022.
The decrease in general and administrative expenses during the six months ended June 30, 2022, compared to the same period in 2021, consisted of a $5.5 million decrease to creator upfronts reserves, attributable to improvements since the COVID-19 pandemic and repayments received on outstanding creator upfront balances. There was a $2.6 million decrease to creator upfronts reserves during the six months ended June 30, 2022. Whereas, during the six months ended June 30, 2021, we recorded a $2.9 million increase in creator upfronts reserve.
Additionally, the decrease in general and administrative expenses during the six months ended June 30, 2022, compared to the same period in 2021, consisted of a $5.6 million decrease in litigation settlement expense. This was offset by a $4.4 million increase in employee-related costs including stock-based compensation expense, due to headcount growth.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands except percentages)
Interest expense	$2,837	$2,776	$61	2%	$5,635	$10,386	$(4,751)	(46)%
Percentage of total net revenue	4%	6%			5%	14%
Interest expense remained relatively consistent for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
The decrease in interest expense during the six months ended June 30, 2022, compared to the same period in 2021, was primarily due to a $5.4 million decrease in interest on the term loans which were repaid in the first quarter of 2021.
Loss on Debt Extinguishment
In March 2021, we repaid in full the outstanding indebtedness under our May 2020 credit agreement by making payments of $125.0 million of principal, a $18.2 million make-whole premium, $9.0 million payment in kind interest and $1.0 million of accrued interest.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Loss on debt extinguishment	—	—	—	—%	$—	$(49,977)	$49,977	100%
Percentage of total net revenue	—%	—%			—%	(67)%
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands except percentages)
Other income (expense), net	$(4,115)	$526	$(4,641)	(882)%	$(4,718)	$(422)	$(4,296)	1018%
Percentage of total net revenue	(6)%	1%			(4)%	(1)%

The increase in other expense during the three and six months ended June 30, 2022, compared to the same periods in 2021, was driven by foreign currency rate measurement fluctuations.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands except percentages)
Income tax provision (benefit)	$164	$(61)	$225	(369)%	$(39)	$(574)	$535	(93)%
Percentage of total net revenue	—%	—%			—%	1%

The variance in provision for income taxes for the three and six months ended June 30, 2022 compared to the same periods in 2021 was primarily attributable to insignificant non-routine tax benefits.
Liquidity and Capital Resources
As of June 30, 2022, we had cash and cash equivalents of $670.8 million. Our cash and cash equivalents includes bank deposits and money market funds held by financial institutions and is held for working capital purposes. As of June 30, 2022, approximately 24% of our cash was held outside of the United States. We do not expect to incur significant taxes related to these amounts. The cash was held primarily to fund our foreign operations and on behalf of, and to be remitted to, creators. Collectively, our cash and cash equivalents balances represent a mix of cash that belongs to us and cash that is due to creators.
The amounts due to creators, which were $340.8 million as of June 30, 2022, are captioned on our consolidated balance sheets as accounts payable, creators. Although creator cash is legally unrestricted, we do not utilize creator cash for our own financing or investing activities as the amounts are payable to creators on a regular basis. For qualified creators, we pass ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, we refer to these payments as advance payouts. When an advance payout is made, we reduce our cash and cash equivalents with a corresponding decrease to our accounts payable, creators. As of June 30, 2022, advance payouts outstanding was approximately $387.8 million, including $138.2 million issued since the third quarter of 2020, when we resumed the program on a limited basis.
When we provide advance payouts, we assume risk that the event may be cancelled, fraudulent, or materially not as described, resulting in significant chargebacks and refund requests. The terms of our standard merchant agreement obligate creators to repay us for ticket sales advanced under such circumstances. If the creator is insolvent or has spent the proceeds of the ticket sales for event-related costs, we may not be able to recover our losses from these events. The COVID-19 pandemic has increased the likelihood that we will not recover the losses from ticket sales advanced prior to the COVID-19 pandemic. Such unrecoverable amounts could equal up to the value of the ticket sales or amounts settled to the creator prior to the event that has been postponed or cancelled or is otherwise disputed. We record estimates for losses related to chargebacks and refunds based on various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, the nature of future events, the remaining time to event date, macro-economic conditions and current events, and actual chargeback and refund activity during the current year. The exposure on advance payouts issued since the third quarter of 2020 has typically experienced quicker resolution with more events being completed on time. However, due to the nature of the COVID-19 pandemic and the limited amount of currently available data, there is a high degree of uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our recorded reserves in the future to reflect our best estimates of future outcomes, and we may pay in cash a portion of, all of, or a greater amount than the $21.6 million provision recorded as of June 30, 2022.

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
Cash Flows
Our cash flow activities were as follows for the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$39,042	$132,572
Investing activities	(2,893)	(875)
Financing activities	(182)	47,032
Net increase in cash, cash equivalents and restricted cash	$35,967	$178,729

Comparison of Six Months Ended June 30, 2022 and 2021
Cash Flows from Operating Activities
The net cash provided by operating activities of $39.0 million for the six months ended June 30, 2022 was due primarily to our net loss of $38.3 million, adjusted for non-cash charges primarily consisting of $27.1 million stock-based compensation expense, $7.2 million depreciation and amortization, $8.2 million increase in reserves for chargebacks and refunds and $2.0 million adjustments to creator related assets. Additional cash was provided by changes in working capital consisting of a $55.6 million increase in accounts payable to creators due to an increase in paid ticket volume, $12.4 million decrease in other accrued liabilities, $3.2 million decrease in funds receivable and other carrying balances that resulted in cash outflows of $7.1 million.
The net cash provided by operating activities of $132.6 million for the six months ended June 30, 2021 was due primarily to our net loss of $105.4, as well as adjustments for non-cash expenses including: $50.0 million loss on debt extinguishment of the term loans, $23.7 million stock-based compensation expense, $10.1 million depreciation and amortization, $5.1 million non-cash interest expense, $2.6 million adjustments related to creator advances and creator signing fees and $2.5 million reduction in reserves for chargebacks and refunds. Net loss was also adjusted for the changes in our operating assets and liabilities primarily consisting of a $155.9 million increase in accounts payable to creators, $9.0 million payment in kind interest paid, and the effect of changes in working capital and other carrying balances that resulted in cash outflows of $3.2 million.
Cash Flows from Investing Activities
The net cash used in investing activities of $2.9 million for the six months ended June 30, 2022 consisted of $1.1 million holdback consideration associated with ToneDen acquisition, $1.1 million capitalized internal-use software development costs and $0.7 million purchases of property and equipment.
The net cash used in investing activities of $0.9 million for the six months ended June 30, 2021 consisted of capitalized software development costs and purchases of property and equipment.
Cash Flows from Financing Activities
The net cash used in financing activities of $0.2 million during the six months ended June 30, 2022 was primarily due to $2.9 million proceeds from the exercise of stock options, $0.8 million proceeds from issuance of common stock under ESPP, offset by $3.8 million taxes paid related to net share settlement of equity awards.

The net cash provided by financing activities of $47.0 million during the six months ended June 30, 2021 was primarily due to $207.0 million proceeds from issuing the 2026 Notes, net of issuance costs, and $7.8 million proceeds from the exercise of stock options, offset by $143.2 million repayment of term loans including prepayment premium, $18.5 million purchase of the 2026 Capped Calls in connection with the issuance of the 2026 Notes and $6.6 million taxes paid related to net share settlement of equity awards.
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
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements and did not have any such arrangements as of June 30, 2022.
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
Our significant accounting policies are discussed in the "Notes to Consolidated Financial Statements, Note 2 "Significant Accounting Policies" in the 2021 Form 10-K. There have been no significant changes to these policies that have had a material impact on our unaudited condensed consolidated financial statements and related notes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
As of June 30, 2022, our 2025 Notes and 2026 Notes were outstanding, both of which are subject to fixed annual interest charges. We have therefore no financial or economic exposure associated with changes in interest rates. However, the fair value of these financial instruments may fluctuate when interest rates change or can be affected when the market price of our Class A common stock fluctuates. We carry the convertible senior notes at face value less unamortized issuance cost on our balance sheet, and we present the fair value for required disclosure purposes only.
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
Based on that evaluation, the principal executive officer and the principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required for disclosure in reports filed or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to Company management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. You should carefully consider the risks and uncertainties described in the reports referenced above, together with all of the other information in the reports referenced above and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and other documents that we file with the U.S. Securities and Exchange Commission. The risks and uncertainties described in the reports referenced above may not be the only ones we face. If any of the risks actually occur, our business, results of operations, financial condition and prospects could be harmed. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. Many of the risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no sales of unregistered equity securities during the three months ended June 30, 2022.

Item 6. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Index

	Description of Exhibits	Incorporated by Reference
Exhibit Number		Form	Exhibit Number	Date Filed

3.2	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	August 28, 2018
3.4	Amended and Restated Bylaws.	S-1/A	3.4	August 28, 2018
4.1	Form of Class A Common Stock Certificate.	S-1/A	4.1	September 7, 2018
10.1#	Amended and Restated Non-Employee Director Compensation Policy			Filed herewith
10.2#	Form of Performance Stock Unit Award Agreement - Financial performance			Filed herewith
10.3#	Form of Performance Stock Unit Award Agreement - Stock Price performance			Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)			Filed herewith

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

Eventbrite, Inc.

July 28, 2022	By:	/s/ Julia Hartz
Julia Hartz
Chief Executive Officer
(Principal Executive Officer)

July 28, 2022	By:	/s/ Charles Baker
Charles Baker
Chief Financial Officer
(Principal Financial Officer)

July 28, 2022	By:	/s/ Xiaojing Fan
Xiaojing Fan
Chief Accounting Officer
(Principal Accounting Officer)