Form 10-Q
period 2022-09-30
Eventbrite, Inc.
filed 2022-11-03
CIK 1475115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2022, 81,049,990 shares of Registrant's Class A common stock and 17,640,167 shares of Registrant's Class B common stock were outstanding.

EVENTBRITE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2022

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
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors, including those described in the section titled "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021, our Quarterly Report on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022 and this Quarterly Report on Form 10-Q. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

EVENTBRITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts and share data)
(Unaudited)
	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$675,817	$634,378
Funds receivable	26,525	18,197
Accounts receivable, net	2,009	1,110
Creator signing fees, net	929	1,184
Creator advances, net	825	862
Prepaid expenses and other current assets	9,425	17,877
Total current assets	715,530	673,608
Restricted cash	1,344	1,781
Creator signing fees, noncurrent	1,253	2,225
Property and equipment, net	6,975	7,162
Operating lease right-of-use assets	6,175	10,940
Goodwill	174,388	174,388
Acquired intangible assets, net	24,189	31,116
Other assets	1,784	1,756
Total assets	$931,638	$902,976
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, creators	$354,941	$285,222
Accounts payable, trade	723	1,083
Chargebacks and refunds reserve	20,397	21,395
Accrued compensation and benefits	11,297	10,910
Accrued taxes	9,697	11,068
Operating lease liabilities	3,473	4,149
Other accrued liabilities	13,549	24,139
Total current liabilities	414,077	357,966
Accrued taxes, noncurrent	8,689	12,868
Operating lease liabilities, noncurrent	3,689	8,677
Long-term debt	355,067	353,564
Other liabilities	—	1
Total liabilities	781,522	733,076
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized; 98,679,389 shares issued and outstanding as of September 30, 2022; 97,246,465 shares issued and outstanding as of December 31, 2021	1	1
Additional paid-in capital	943,083	903,470
Accumulated deficit	(792,968)	(733,571)
Total stockholders’ equity	150,116	169,900
Total liabilities and stockholders’ equity	$931,638	$902,976

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$67,472	$53,367	$189,388	$127,496
Cost of net revenue	23,450	18,238	66,465	49,966
Gross profit	44,022	35,129	122,923	77,530
Operating expenses
Product development	22,249	16,678	63,308	48,393
Sales, marketing and support	14,455	11,360	41,866	23,357
General and administrative	20,596	18,319	58,908	61,080
Total operating expenses	57,300	46,357	164,082	132,830
Loss from operations	(13,278)	(11,228)	(41,159)	(55,300)
Interest expense	(2,826)	(2,814)	(8,461)	(13,200)
Loss on debt extinguishment	—	—	—	(49,977)
Other income (expense), net	(5,100)	(2,460)	(9,818)	(2,882)
Loss before income taxes	(21,204)	(16,502)	(59,438)	(121,359)
Income tax provision (benefit)	(80)	311	(41)	885
Net loss	$(21,124)	$(16,813)	$(59,397)	$(122,244)
Net loss per share, basic and diluted	$(0.21)	$(0.18)	$(0.61)	$(1.30)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	98,543	94,462	98,069	93,794

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock-Class A		Common Stock-Class B		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	79,524,112	$1	17,722,353	$—	$903,470	$(733,571)	$169,900
Issuance of common stock upon exercise of stock options	207,361	—	—	—	1,464	—	1,464
Issuance of restricted stock awards	2,515	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	341,723	—	—	—	—	—	—
Shares withheld related to net share settlement	(117,374)	—	—	—	(1,711)	—	(1,711)
Conversion of common stock from Class B to Class A	3,266	—	(3,266)	—	—	—	—
Stock-based compensation	—	—	—	—	12,968	—	12,968
Net loss	—	—	—	—	—	(18,185)	(18,185)
Balance at March 31, 2022	79,961,603	$1	17,719,087	$—	$916,191	$(751,756)	$164,436
Issuance of common stock upon exercise of stock options	156,014	—	—	—	1,405	—	1,405
Issuance of restricted stock awards	39,795	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	559,321	—	—	—	—	—	—
Shares withheld related to net share settlement	(195,195)	—	—	—	(2,084)	—	(2,084)
Conversion of common stock from Class B to Class A	1,218	—	(1,218)	—	—	—	—
Issuance of common stock for 2018 Employee Stock Purchase Plan (ESPP) Purchase	79,282	—	—	—	790	—	790
Stock-based compensation	—	—	—	—	14,356	—	14,356
Net loss	—	—	—	—	—	(20,088)	(20,088)
Balance at June 30, 2022	80,602,038	$1	17,717,869	$—	$930,658	$(771,844)	$158,815
Issuance of common stock upon exercise of stock options	28,708	—	—	—	158	—	158
Issuance of restricted stock awards	7,185	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	506,715	—	—	—	—	—	—
Shares withheld related to net share settlement	(183,126)	—	—	—	(1,543)	—	(1,543)
Conversion of common stock from Class B to Class A	77,702	—	(77,702)	—	—	—	—
Stock-based compensation	—	—	—	—	13,810	—	13,810
Net loss	—	—	—	—	—	(21,124)	(21,124)
Balance at September 30, 2022	81,039,222	$1	17,640,167	$—	$943,083	$(792,968)	$150,116

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

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(59,397)	$(122,244)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,059	14,492
Stock-based compensation expense	40,618	35,985
Amortization of debt discount and issuance costs	1,503	3,421
Loss on debt extinguishment	—	49,977
Payment in kind interest	—	2,178
Non-cash operating lease expenses	2,361	3,830
Amortization of creator signing fees	955	2,252
Adjustments related to creator advances, creator signing fees, and allowance for credit losses	(1,792)	2,762
Provision for chargebacks and refunds	10,909	2,253
Other	618	607
Changes in operating assets and liabilities:
Accounts receivable	(1,728)	(834)
Funds receivable	(8,328)	(8,396)
Creator signing fees and creator advances	2,930	4,525
Prepaid expenses and other assets	8,424	(11,048)
Accounts payable, creators	69,719	136,461
Accounts payable	(363)	(1,117)
Chargebacks and refunds reserve	(11,907)	(12,499)
Accrued compensation and benefits	387	5,232
Accrued taxes	(6,048)	1,162
Operating lease liabilities	(3,260)	(4,326)
Other accrued liabilities	(9,389)	20,528
Payment in kind interest	—	(8,962)
Net cash provided by operating activities	47,271	116,239
Cash flows from investing activities
Purchases of property and equipment	(1,254)	(516)
Capitalized internal-use software development costs	(2,305)	(1,142)
Cash paid for acquisitions	(1,125)	—
Net cash used in investing activities	(4,684)	(1,658)
Cash flows from financing activities
Proceeds from issuance of debt	—	212,750
Debt issuance costs	—	(5,738)
Purchase of convertible notes capped calls	—	(18,509)
Principal repayment of debt obligations and prepayment premium	—	(143,247)
Proceeds from exercise of stock options	3,027	10,250
Taxes paid related to net share settlement of equity awards	(5,338)	(9,359)
Proceeds from issuance of common stock under ESPP	790	730
Principal payments on finance lease obligations	(64)	(243)
Net cash (used in) provided by financing activities	(1,585)	46,634
Net increase in cash, cash equivalents and restricted cash	41,002	161,215
Cash, cash equivalents and restricted cash
Beginning of period	636,159	508,430
End of period	$677,161	$669,645
Supplemental cash flow data
Interest paid	$5,486	$5,678
Income taxes paid, net of refunds	234	155
Non-cash investing and financing activities
Reduction of right of use asset due to modification	2,163	—
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
Impact of COVID-19 and Macroeconomic Conditions on our Business
The Company continues to be significantly impacted by the COVID-19 pandemic. The full extent and duration of the impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the introduction and spread of new variants or mutant strains of the virus, the continuation of existing or implementation of new government restrictions, and the extent of containment actions taken on event gatherings in general, and the impact of these and other factors on the Company’s business in particular, which may result in a reduction in events and an increase in event cancellation losses. The effect of and uncertainties surrounding the COVID-19 pandemic have caused the Company to make significant estimates in its consolidated financial statements as of and for the three and nine months ended September 30, 2022, specifically related to chargebacks and refunds due to cancelled or postponed events, which impact net revenue, advance payouts, creator signing fees and creator advances.
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
The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal and recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations and cash flows for the interim periods. All intercompany transactions and balances have been eliminated. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any other future annual or interim period.
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
Cash and cash equivalents balances include the face value of tickets sold on behalf of creators and their share of service charges, which are to be remitted to the creators. Such balances were $330.6 million and $268.6 million as of September 30, 2022 and December 31, 2021, respectively. Creator cash is legally unrestricted, and while generally the Company has not utilized creator cash for its own financing or investing activities in the past, the Company may invest a portion of creator cash in short-term investments in future periods. These amounts due to creators are included in accounts payable, creators on the consolidated balance sheets. See Note 8, "Accounts Payable, Creators", for more details.
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

	September 30, 2022	December 31, 2021	September 30, 2021
Cash and cash equivalents	$675,817	$634,378	$667,868
Restricted cash	1,344	1,781	1,777
Total cash, cash equivalents and restricted cash	$677,161	$636,159	$669,645

4. Funds Receivable
Funds receivable represents cash-in-transit from third-party payment processors that is received by the Company within approximately five business days from the date of the underlying ticketing transaction. The funds receivable balances include the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such amounts were $24.3 million and $16.7 million as of September 30, 2022 and December 31, 2021, respectively.
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

	September 30, 2022	December 31, 2021
Accounts receivable, customers	$2,866	$2,085
Allowance for credit losses	(857)	(975)
Accounts receivable, net	$2,009	$1,110

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
As of September 30, 2022, the balance of creator signing fees, net is being amortized over a weighted-average remaining contract life of 3.4 years on a straight-line basis. The following table summarizes the activity in creator signing fees for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$2,538	$5,523	$3,409	$9,495
Creator signing fees paid	—	—	5	18
Amortization of creator signing fees	(281)	(652)	(955)	(2,252)
Write-offs and other adjustments	(75)	(515)	(277)	(2,905)
Balance, end of period	$2,182	$4,356	$2,182	$4,356
Creator signing fees are classified as follows on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	September 30, 2022	September 30, 2021
Creator signing fees, net	$929	$1,739
Creator signing fees, noncurrent	1,253	2,617
Total creator signing fees	$2,182	$4,356
7. Creator Advances, Net
Creator advances are incentives that are offered by the Company which provide the creator with funds in advance of the event. These are subsequently recovered by withholding amounts due to the Company from the sale of tickets for the event until the creator payment has been fully recovered.
The following table summarizes the activity in creator advances for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	$1,150	$3,670	$862	$6,651
Creator advances paid	—	—	335	75
Creator advances recouped	(325)	(1,488)	(2,247)	(3,448)
Write-offs and other adjustments	—	—	1,875	(1,096)
Balance, end of period	$825	$2,182	$825	$2,182
8. Accounts Payable, Creators
Accounts payable, creators consists of unremitted ticket sale proceeds, net of Eventbrite service fees and applicable taxes. Amounts are remitted to creators within five business days subsequent to the completion of the related event. Creators may apply to receive a portion of these proceeds prior to completion of their events.
For qualified creators, the Company passes ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, the Company refers to these payments as advance payouts. When an advance payout is made, the Company reduces its cash and cash equivalents with a corresponding decrease to its accounts payable, creators. As of September 30, 2022 and December 31, 2021, advance payouts outstanding was approximately $394.0 million and $319.3 million, respectively.

9. Chargebacks and Refunds Reserve
The terms of the Company's standard merchant agreement obligate creators to reimburse attendees who are entitled to refunds. The Company records estimates for refunds and chargebacks of its fees as contra-revenue. When the Company provides advance payouts, it assumes risk that the event may be cancelled, fraudulent, or materially not as described, resulting in significant chargebacks and refund requests. See Note 8, “Accounts Payable, Creators”. If the creator is insolvent or has spent the proceeds of the ticket sales for event-related costs, the Company may not be able to recover its losses from these events, and such unrecoverable amounts could equal the value of the transaction or transactions settled to the creator prior to the event that is disputed, plus any associated chargeback fees not assumed by the creator. The Company records reserves for estimated advance payout losses as an operating expense classified within sales, marketing and support.
Reserves are recorded based on the Company's assessment of various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, the nature of future events, the remaining time to event date, macro-economic conditions and current events, and actual chargeback and refund activity during the current year. The chargebacks and refunds reserve was $20.4 million and $21.4 million which primarily includes reserve balances for estimated advance payout losses of $18.2 million and $18.5 million as of September 30, 2022 and December 31, 2021, respectively.
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
10. Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	September 30, 2022	December 31, 2021
Capitalized internal-use software development costs	$54,113	$51,292
Furniture and fixtures	893	1,298
Computers and computer equipment	7,971	6,854
Leasehold improvements	4,809	4,841
Finance lease right-of-use assets	605	605
Property and equipment	68,391	64,890
Less: Accumulated depreciation and amortization	(61,416)	(57,728)
Property and equipment, net	$6,975	$7,162
The Company recorded the following amounts related to depreciation of fixed assets and capitalized internal-use software development costs during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense	$704	$373	$1,475	$1,550
Amortization of capitalized internal-use software development costs	822	1,235	2,657	4,555
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
The components of operating lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs	$798	$646	$2,361	$3,830
Sublease income	(48)	(57)	(154)	(1,372)
Total operating lease costs, net	$750	$589	$2,207	$2,458
As of September 30, 2022, the Company's operating leases had a weighted-average remaining lease term of 2.7 years and a weighted-average discount rate of 3.4%.
As of September 30, 2022, maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
The remainder of 2022	$1,072
2023	3,033
2024	1,653
2025	1,696
2026	141
Thereafter	—
Total future operating lease payments	7,595
Less: Imputed interest	(433)
Total operating lease liabilities	$7,162
Reconciliation of lease liabilities as shown in the consolidated balance sheets
Operating lease liabilities, current	$3,473
Operating lease liabilities, noncurrent	3,689
Total operating lease liabilities	$7,162

12. Goodwill and Acquired Intangible Assets, Net
The carrying amounts of the Company's goodwill was $174.4 million as of September 30, 2022 and December 31, 2021. The Company tests goodwill for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. We did not record any goodwill impairment during the nine months ended September 30, 2022.
Acquired intangible assets consisted of the following (in thousands):

	September 30, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Developed technology	$22,396	$20,646	$1,750	$22,396	$20,029	$2,367
Customer relationships	74,884	52,448	22,436	74,884	46,157	28,727
Tradenames	1,650	1,647	3	1,650	1,628	22
Acquired intangible assets, net	$98,930	$74,741	$24,189	$98,930	$67,814	$31,116
The following tables set forth the amortization expense recorded related to acquired intangible assets for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of net revenue	$208	$208	$617	$617
Sales, marketing and support	2,071	2,606	6,291	7,751
General and administrative	6	6	19	19
Total amortization of acquired intangible assets	$2,285	$2,820	$6,927	$8,387
As of September 30, 2022, the total expected future amortization expense of acquired intangible assets by year is as follows (in thousands):

The remainder of 2022	2,282
2023	8,593
2024	8,300
2025	5,014
2026	—
Thereafter	—
Total expected future amortization expense	$24,189
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
14. Debt
As of September 30, 2022 and December 31, 2021, long-term debt consisted of the following (in thousands):

	September 30, 2022			December 31, 2021
	2026 Notes	2025 Notes	Total	2026 Notes	2025 Notes	Total
Outstanding principal balance	$212,750	$150,000	$362,750	$212,750	$150,000	$362,750
Less: Debt issuance costs	(4,157)	(3,526)	(7,683)	(4,915)	(4,271)	(9,186)
Carrying amount, long-term debt	$208,593	$146,474	$355,067	$207,835	$145,729	$353,564

The following tables set forth the total interest expense recognized related to the term loans and the convertible notes for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash interest expense	$2,274	$2,274	$6,801	$7,511
Payment in kind interest	—	—	—	2,178
Amortization of debt discount	—	—	—	1,750
Amortization of debt issuance costs	529	511	1,504	1,671
Total interest expense	$2,803	$2,785	$8,305	$13,110

The following table summarizes the Company's contractual obligation to settle commitments related to the 2026 Notes and 2025 Notes as of September 30, 2022 (in thousands):

	Payments due by Year
	Total	2022	2023	2024	2025	2026	Thereafter
Convertible Senior Notes Due 2026	$212,750	$—	$—	$—	$—	$212,750	$—
Interest obligations on 2026 Notes (1)	6,384	—	1,596	1,596	1,596	1,596	—
Convertible Senior Notes Due 2025	150,000	—	—	—	150,000	—	—
Interest obligations on 2025 Notes (1)	26,250	3,750	7,500	7,500	7,500	—	—
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
The effective interest rate of the 2025 Notes is 5.8%. The Company recorded cash interest of $5.6 million, and amortization of debt issuance costs of $0.7 million during the nine months ended September 30, 2022 and September 30, 2021.
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
The fair value of the 2025 Notes, which we have classified as a Level 2 instrument, was $140.7 million as of September 30, 2022. The fair value of the 2025 Notes is determined using observable market prices on the last business day of the period.
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
The effective interest rate of the 2026 Notes is 1.3%. During the nine months ended September 30, 2022, the Company recorded cash interest of $1.2 million, and amortization of debt issuance costs of $0.8 million. During the nine months ended September 30, 2021, the Company recorded cash interest of $0.9 million, and amortization of debt discount and issuance costs of $0.6 million.
The fair value of the 2026 Notes, which we have classified as a Level 2 instrument, was $148.7 million as of September 30, 2022. The fair value of the 2026 Notes is determined using observable market prices on the last business day of the period.
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

15. Commitments and Contingencies
The Company's principal commitments consist of obligations under the 2025 Notes and 2026 Notes (including principal and coupon interest), operating leases for office space, as well as non-cancellable purchase commitments. See Note 14, "Debt" and Note 11 "Leases" for contractual obligations to settle commitments relating to the 2025 Notes, 2026 Notes and operating leases for office space.
During the nine months ended September 30, 2022, the Company entered into a purchase commitment with a third-party payment services provider. The Company plans to use the provider’s onboarding service for its creators, and other potential services, which are expected to streamline the Company’s payment infrastructure. The fees for this service will depend on certain volume and territory based rates. The Company expects to commence services by April 1, 2023. As of September 30, 2022, the Company's contractual obligation to settle the minimum fee commitment related to these services is $4.5 million, which is expected to be paid based on usage over a three year term ending March 31, 2026.

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
The Company accrues estimates for resolution of legal and other contingencies when losses are probable and reasonably estimable. The Company's assessment of losses is re-evaluated each accounting period and is based on all available information, including impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to each case. Nevertheless, it is possible that additional future legal costs including settlements, judgments, legal fees and other related defense costs could have a material adverse effect on the Company’s business, consolidated financial position, results of operations or liquidity.
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
The settlement was preliminarily approved on November 5, 2021, and, on June 10, 2022, the Court entered judgment and ordered final approval of the settlement. The deadline to file an appeal in connection with the judgment and order of final settlement approval was August 9, 2022, and no such appeal was filed.
Commercial Contract Litigation
On June 18, 2020, the Company filed a Complaint in the United States District Court for the Northern District of California against M.R.G. Concerts Ltd. (MRG) and Matthew Gibbons (Gibbons), asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory judgment, unfair competition, and common counts under California law, arising out of MRG and Gibbons’s termination of certain contracts with the Company and their refusal to make various payments to the Company required by those contracts. MRG asserted counterclaims against the Company for breach of one of the contracts in issue, as well as for breach of the implied covenant of good faith and fair dealing, unfair competition, and declaratory judgment. A jury trial commenced on May 16, 2022. On May 23, 2022, the jury issued a verdict in Eventbrite’s favor and awarded the Company $11.0 million in damages. MRG filed a motion seeking to reduce the verdict or hold a new trial, and the Company filed a motion for pre-judgment and post-judgment interest as well as to recover its attorneys’ fees and costs of suit per the parties’ contracts. On November 1, 2022, the Court denied MRG’s motion, and granted the Company’s motion. MRG’s deadline to file any appeal has not yet lapsed. The Company cannot predict whether MRG will seek to appeal, or the likelihood of success should MRG do so. The Company has not recorded any gain in relation to this verdict for the nine months ended September 30, 2022.
Tax Matters
The Company is currently under audit in certain jurisdictions with regard to indirect tax matters. The Company establishes reserves for indirect tax matters when it determines that the likelihood of a loss is probable, and the loss is reasonably estimable. Accordingly, the Company has established a reserve for the potential settlement of issues related to sales and other indirect taxes in the amount of $6.8 million and $11.1 million as of September 30, 2022 and December 31, 2021, respectively. These amounts, which represent management’s best estimates of its potential liability, include potential interest and penalties of $1.9 million and $2.2 million as of September 30, 2022 and December 31, 2021, respectively.
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
The 2018 Plan allows for the granting of options, stock appreciation rights, restricted stock, restricted stock units (RSUs), unrestricted stock awards, performance-based restricted stock units (PSUs), dividend equivalent rights and cash-based awards. Every January 1, the number of shares of stock reserved and available for issuance under the 2018 Plan will cumulatively increase by five percent of the number of shares of Class A and Class B common stock outstanding on the immediately preceding December 31, or a lesser number of shares as approved by the board of directors.
As of September 30, 2022, there were 6,004,641 and 6,637,862 options issued and outstanding under the 2010 Plan and 2018 Plan, respectively (collectively, the Plans). As of September 30, 2022, 5,365,832 shares of Class A common stock and were available for grant under the 2018 Plan.
Stock options granted typically vest over a four-year period from the date of grant. Options awarded under the Plans are exercisable up to ten years.
Stock Option Activity
Stock option activity for the nine months ended September 30, 2022 is presented below:

	Outstanding options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2021	11,260,788	12.11	6.7	63,862
Granted	1,868,692	12.77
Exercised	(364,844)	8.30
Cancelled	(122,133)	16.76
Balance as of September 30, 2022	12,642,503	12.27	6.6	150
Vested and exercisable as of September 30, 2022	8,974,051	11.79	5.8	150
Vested and expected to vest as of September 30, 2022	12,437,571	12.25	6.6	150
The aggregate intrinsic value in the table above represents the difference between the fair value of common stock and the exercise price of outstanding, in-the-money stock options at September 30, 2022.
As of September 30, 2022, the total unrecognized stock-based compensation expense related to stock options outstanding was $24.0 million, which will be recognized over a weighted-average period of 2.4 years. The weighted-average fair value of stock options granted was $7.13 for the nine months ended September 30, 2022.

Restricted Stock Unit, Restricted Stock Award and Performance Stock Unit Activity
In July 2022, the Company awarded PSUs to certain senior executives, pursuant to the 2018 Plan. The awards vest based upon continued service and achievement of certain financial performance goals and market conditions established by the board of directors or Compensation Committee for a predetermined period.
For PSUs that vest based upon continued service and achievement of certain financial performance conditions, the grant date fair value is determined based upon the market closing price of our Class A common stock on the date of the grant. Compensation expense is recognized over the requisite service period if it is probable that the performance condition will be satisfied. The number of PSUs issued could range from 0% up to 200% of the target amount.
In addition, we have issued market-based PSUs that vest based upon continued service and achievement of certain market conditions. The estimated grant date fair value for market-based PSUs is determined using the Monte Carlo valuation model. We recognize compensation expense for such awards over the requisite service period using the accelerated attribution method.
Stock award activity, which includes PSUs, RSAs and PSUs, for the nine months ended September 30, 2022 is presented below:

	Outstanding RSUs, RSAs and PSUs	Weighted-average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2021	4,353,637	18.40	1.5	75,873
Awarded (1)	8,123,233	11.17
Released	(1,457,254)	17.38
Cancelled	(1,238,528)	16.35
Balance as of September 30, 2022	9,781,088	12.84	1.8	59,469
Vested and expected to vest as of September 30, 2022	8,526,468	12.82	1.7	51,841
(1) Includes approximately 1.4 million of PSUs granted during the third quarter of 2022.
As of September 30, 2022, the total unrecognized stock-based compensation expense related to RSUs outstanding, including PSUs, was $98.4 million, which will be recognized over a weighted-average period of 3.1 years.
Stock-based Compensation Expense
Stock-based compensation expense recognized in connection with stock options, RSUs, PSUs and the ESPP during each of the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of net revenue	$179	$197	$625	$735
Product development	5,456	4,258	15,240	12,515
Sales, marketing and support	2,226	1,426	6,065	4,160
General and administrative	5,669	6,419	18,688	18,575
Total	$13,530	$12,300	$40,618	$35,985
The Company capitalized $0.3 million and $0.5 million of stock-based compensation expense related to capitalized software costs during the three and nine months ended September 30, 2022, respectively, compared to $0.2 million and $0.4 million during the three and nine months ended September 30, 2021, respectively.
17. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. As the Company had net losses for the three and nine months ended September 30, 2022 and 2021, all potentially issuable shares of common stock were determined to be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(21,124)	$(16,813)	$(59,397)	$(122,244)
Weighted-average shares used in computing net loss per share, basic and diluted	98,543	94,462	98,069	93,794
Net loss per share, basic and diluted	$(0.21)	$(0.18)	$(0.61)	$(1.30)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect (in thousands):

	September 30, 2022	September 30, 2021
Shares related to convertible senior notes	19,538	19,538
Stock-options to purchase common stock	12,643	13,305
Restricted stock units	9,730	4,767
ESPP	102	52
Total shares of potentially dilutive securities	42,013	37,662

For the 2025 Notes and 2026 Notes, the conversion spread of 11.9 million shares and 7.6 million shares, respectively, will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s Class A common stock for a given period exceeds the conversion price of $12.60 per share for the 2025 Notes and $27.89 per share for the 2026 Notes.
18. Income Taxes
The Company recorded an income tax benefit of $0.1 million and of $41,000 for the three and nine months ended September 30, 2022, respectively, compared to an income tax expense of $0.3 million and $0.9 million for the three and nine months ended September 30, 2021, respectively. The variance was primarily attributable to insignificant non-routine tax benefits and changes in our year over year taxable earnings mix.
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
19. Geographic Information

The following table presents the Company's total net revenue by geography based on the currency of the underlying transaction (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$49,959	$40,948	$141,303	$97,304
International	17,513	12,419	48,085	30,192
Total net revenue	$67,472	$53,367	$189,388	$127,496
No individual country, included in International net revenue, represents more than 10% of the total consolidated net revenue for any of the periods presented.
Substantially all of the Company's long-lived assets are located in the United States.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (2021 Form 10-K) filed with the United States Securities and Exchange Commission (SEC) on February 18, 2022. In addition to historical condensed consolidated financial information, the following discussion and analysis contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our 2021 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. References herein to "Eventbrite," the "Company," "we," "us" or "our" refer to Eventbrite, Inc. and its subsidiaries, unless the context requires otherwise.
Overview
Eventbrite is a global self-service ticketing and experience technology platform that serves event creators and empowers their success. Our mission is to bring the world together through live experiences, and since inception, we have been at the center of the experience economy, helping to transform the way people organize and attend events.
The Eventbrite platform was built as a self-service platform to make it possible for anyone to create and sell tickets to live experiences. We have a creator-aligned business model: we succeed when our creators succeed. We allow hosts of free events to use our platform for free and we charge creators of paid events on a per-ticket basis when an attendee purchases a ticket for an event. Our platform is designed to integrates seamlessly with internally-developed and third-party features designed to help our creators sell more tickets and scale their businesses.
We designed our platform to produce consistent and reliable performance and to handle surges in traffic and transaction volume associated with high demand on sales and support millions of events each year. We are continuing to strengthen our platform infrastructure as we shift from a monolithic architecture to one based on microservices. We believe the microservices infrastructure we are building will improve our platform's overall velocity, scalability and availability and ultimately benefit our event creators. This approach gives creators a platform that can scale to their needs, offering everything from basic registration and ticketing to a fully-featured event management platform.
To meet the varying needs of creators who come to our platform, we offer three different pricing packages for ticketing services. With Boost, we also offer three different paid monthly subscriptions for marketing services, each with corresponding levels of features to provide flexibility for each creator. Annual Boost subscriptions are available for a discounted rate. We also offer a Boost Pay As You Go email option. Furthermore, to provide creators with ways to promote their events to potential consumers, in the third quarter of 2022, we released Ads in ten US cities. The launch of Ads is expected to help creators expand their target market by fulfilling creators advertising demands through promoted listings on our website.
The global COVID-19 pandemic has tested our mission, our company and event creators in unprecedented ways. In the early days of the pandemic, we adapted quickly to meet creators’ urgent shift to online events, and over the past year, we pivoted back to powering in-person events as restrictions eased. We continue to be significantly impacted by the COVID-19 pandemic. The full extent and duration of the impact of the COVID-19 pandemic on our business, results of operations and financial condition remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the introduction and spread of new variants or mutant strains of the virus, the continuation of existing or implementation of new government restrictions, and the extent of containment actions taken on event gatherings in general, and the impact of these and other factors on our business in particular, which may result in a reduction in events and an increase in event cancellation losses. Furthermore, as a result of economic pressures, including inflation, labor challenges, rising interest rates, economic recession and other factors, creators may scale back events which could materially and adversely affect our paid ticket volume, and consequently our net revenue and financial results.

Key Business Metrics and Non-GAAP Financial Measures
We monitor key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. In addition to revenue, net loss, and other results under GAAP, the following tables set forth key business metrics and non-GAAP financial measures we use to evaluate our business. We believe these metrics and measures are useful to facilitate period-to-period comparisons of our business performance. We believe that the use of Adjusted EBITDA is helpful to our investors as this metric is used by management in assessing the health of our business and our operating performance, making operating decisions, evaluating performance and performing strategic planning and annual budgeting. This measure is not prepared in accordance with GAAP and has limitations as an analytical tool, and you should not consider this in isolation or as substitutes for analysis of our results of operations as reported under GAAP. You are encouraged to evaluate the adjustments and the reasons we consider them appropriate.
Paid Ticket Volume
Our success in serving creators is measured in large part by the number of tickets sold on our platform that generate ticket fees, referred to as paid ticket volume. We consider paid ticket volume an important indicator of the underlying health of the business. The table below sets forth the paid ticket volume for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Paid Ticket Volume	22,028	19,091	61,946	45,339
Our paid ticket volume for events outside of the United States represented 40% and 39% of our total paid tickets in the three and nine months ended September 30, 2022, respectively, compared to 34% and 35% in the three and nine months ended September 30, 2021, respectively.
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
The following table presents our Adjusted EBITDA for the periods indicated and a reconciliation of our Adjusted EBITDA to the most comparable GAAP measure, net loss, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net loss	$(21,124)	$(16,813)	$(59,397)	$(122,244)
Add:
Depreciation and amortization	3,810	4,428	11,059	14,492
Stock-based compensation	13,529	12,300	40,618	35,985
Interest expense	2,826	2,814	8,461	13,200
Loss on debt extinguishment	—	—	—	49,977
Employer taxes related to employee equity transactions	167	400	734	1,875
Other (income) expense, net	5,100	2,460	9,818	2,882
Income tax provision (benefit)	(80)	311	(41)	885
Adjusted EBITDA	$4,228	$5,900	$11,252	$(2,948)
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
Results of Operations
The following tables set forth our consolidated results of operations data and such data as a percentage of net revenue for the periods presented (in thousands):

Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$67,472	$53,367	$189,388	$127,496
Cost of net revenue	23,450	18,238	66,465	49,966
Gross profit	44,022	35,129	122,923	77,530
Operating expenses:
Product development	22,249	16,678	63,308	48,393
Sales, marketing and support	14,455	11,360	41,866	23,357
General and administrative	20,596	18,319	58,908	61,080
Total operating expenses	57,300	46,357	164,082	132,830
Loss from operations	(13,278)	(11,228)	(41,159)	(55,300)
Interest expense	(2,826)	(2,814)	(8,461)	(13,200)
Loss on debt extinguishment	—	—	—	(49,977)
Other income (expense), net	(5,100)	(2,460)	(9,818)	(2,882)
Loss before income taxes	(21,204)	(16,502)	(59,438)	(121,359)
Income tax provision (benefit)	(80)	311	(41)	885
Net loss	$(21,124)	$(16,813)	$(59,397)	$(122,244)

Consolidated Statements of Operations, as a percentage of net revenue	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	100%	100%	100%	100%
Cost of net revenue	35%	34%	35%	39%
Gross profit	65%	66%	65%	61%
Operating expenses:
Product development	33%	31%	33%	38%
Sales, marketing and support	21%	21%	22%	18%
General and administrative	31%	34%	31%	48%
Total operating expenses	85%	86%	86%	104%
Loss from operations	(20)%	(20)%	(21)%	(43)%
Interest expense	(4)%	(5)%	(4)%	(10)%
Loss on debt extinguishment	—%	—%	—%	(39)%
Other income (expense), net	(8)%	(5)%	(5)%	(2)%
Loss before income taxes	(32)%	(30)%	(30)%	(94)%
Income tax provision (benefit)	—%	1%	—%	1%
Net loss	(32)%	(31)%	(30)%	(95)%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands except percentages)
Net revenue	$67,472	$53,367	$14,105	26%	$189,388	$127,496	$61,892	49%
The increase in net revenue during the three and nine months ended September 30, 2022, compared to the same periods in 2021, was primarily driven by the growth in our paid ticket volume. Paid ticket volume increased by 15% and 37% during the three and nine months ended September 30, 2022, compared to the same periods in 2021. Also contributing to the increase in net revenue is a decline in refund activity during the three and nine months ended September 30, 2022 compared to the same periods in 2021.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands except percentages)
Cost of net revenue	$23,450	$18,238	$5,212	29%	$66,465	$49,966	$16,499	33%
Percentage of total net revenue	35%	34%			35%	39%
Gross margin	65%	66%			65%	61%
The increase in cost of net revenue during the three and nine months ended September 30, 2022 compared to the same periods in 2021, was primarily due to an increase in payment processing costs associated with the increase in ticket volume.
Our gross margin remained relatively consistent during the three months ended September 30, 2022, compared to the same period in 2021. Our gross margin improved during the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to better fixed cost absorption as ticket volume and revenue increased.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands except percentages)
Product development	$22,249	$16,678	$5,571	33%	$63,308	$48,393	$14,915	31%
Percentage of total net revenue	33%	31%			33%	38%
The increase in product development expenses during the three and nine months ended September 30, 2022, compared to the same periods in 2021, was primarily driven by employee-related costs including stock-based compensation. The increase in employee-related costs was due to headcount growth in our product development and engineering organization, as we continue to focus our investment in building technology products on our platform.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands except percentages)
Sales, marketing and support	$14,455	$11,360	$3,095	27%	$41,866	$23,357	$18,509	79%
Percentage of total net revenue	21%	21%			22%	18%
The increase in sales, marketing and support expenses during the three months ended September 30, 2022, compared to the same period in 2021, was primarily due to a $2.1 million increase in employee-related costs including stock-based compensation due to headcount growth. The remaining increase was attributable to expenses for marketing our product and building brand awareness.
The increase in sales, marketing and support expenses during the nine months ended September 30, 2022, compared to the same period in 2021, was primarily due to changes to our advance payout reserve. There was no change to our advance payout reserve during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, we recorded a $10.0 million reduction in reserve due to lower-than-anticipated losses since the start of the pandemic. This resulted in an overall increase to our sales, marketing and support expenses of $10.0 million during the nine months ended September 30, 2022. The remaining increase was primarily attributable to a $5.8 million increase in employee-related costs including stock-based compensation due to headcount growth.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands except percentages)
General and administrative	$20,596	$18,319	$2,277	12%	$58,908	$61,080	$(2,172)	(4)%
Percentage of total net revenue	31%	34%			31%	48%
The increase in general and administrative expenses during the three months ended September 30, 2022, compared to the same period in 2021, was primarily due to an increase in employee-related costs, due to headcount growth.
The decrease in general and administrative expenses during the nine months ended September 30, 2022, compared to the same period in 2021, consisted of a $5.5 million decrease to creator upfronts reserves, attributable to improvements since the COVID-19 pandemic and repayments received on outstanding creator upfront balances. There was a $2.6 million decrease to creator upfronts reserves during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, we recorded a $2.9 million increase in creator upfronts reserve.
Additionally, the decrease in general and administrative expenses during the nine months ended September 30, 2022, compared to the same period in 2021, consisted of a $4.7 million decrease in litigation settlement expense. This was offset by a $4.8 million increase in employee-related costs including stock-based compensation expense due to headcount growth.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands except percentages)
Interest expense	$2,826	$2,814	$12	—%	$8,461	$13,200	$(4,739)	(36)%
Percentage of total net revenue	4%	5%			4%	10%
Interest expense remained relatively consistent for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
The decrease in interest expense during the nine months ended September 30, 2022, compared to the same period in 2021, was primarily due to a $5.4 million decrease in interest on the term loans which were repaid in the first quarter of 2021.

Loss on Debt Extinguishment
In March 2021, we repaid in full the outstanding indebtedness under our May 2020 credit agreement by making payments of $125.0 million of principal, a $18.2 million make-whole premium, $9.0 million payment in kind interest and $1.0 million of accrued interest.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Loss on debt extinguishment	—	—	—	—%	$—	$(49,977)	$49,977	100%
Percentage of total net revenue	—%	—%			—%	(39)%
We recorded a loss on debt extinguishment of $50.0 million during nine months ended September 30, 2021. The loss primarily related to the write-off of unamortized debt discount and issuance costs of $31.8 million and make-whole premiums of $18.2 million. Unamortized debt discounts primarily related to 2,599,174 shares of Class A common stock issued to FP EB Aggregator, L.P. for a purchase price of $0.01 per share. We accounted for these shares at fair value and recorded $27.4 million as debt discount at issuance. The remaining unamortized discounts and issuance costs relate to the cash costs incurred during the issuance of the term loan.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and foreign exchange rate remeasurement gains and losses recorded from consolidating our subsidiaries each period-end. The primary driver of our other income (expense), net is fluctuation in the value of the U.S. dollar against the local currencies of our foreign subsidiaries.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands except percentages)
Other income (expense), net	$(5,100)	$(2,460)	$(2,640)	107%	$(9,818)	$(2,882)	$(6,936)	241%
Percentage of total net revenue	(8)%	(5)%			(5)%	(2)%
The increase in other expense during the three and nine months ended September 30, 2022, compared to the same periods in 2021, was driven by foreign currency rate measurement fluctuations offset by an increase in interest income. We recognized foreign currency rate measurement losses during the three and nine months ended September 30, 2022 as a result of the overall strengthening of the U.S. dollar compared to the currencies with which we operate and process transactions.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands except percentages)
Income tax provision (benefit)	$(80)	$311	$(391)	(126)%	$(41)	$885	$(926)	(105)%
Percentage of total net revenue	—%	1%			—%	1%

The variance in provision for income taxes for the three and nine months ended September 30, 2022, compared to the same periods in 2021, was primarily attributable to insignificant non-routine tax benefits and changes in our year over year taxable earnings mix.
Liquidity and Capital Resources
As of September 30, 2022, we had cash and cash equivalents of $675.8 million. Our cash and cash equivalents includes bank deposits and money market funds held by financial institutions and is held for working capital purposes. As of September 30, 2022, approximately 25% of our cash was held outside of the United States. We do not expect to incur significant taxes related to these amounts. The cash was held primarily to fund our foreign operations and on behalf of, and to be remitted to, creators. Collectively, our cash and cash equivalents balances represent a mix of cash that belongs to us and cash that is due to creators.
The amounts due to creators, which were $354.9 million as of September 30, 2022, are captioned on our consolidated balance sheets as accounts payable, creators. Creator cash is legally unrestricted, and while generally we have not utilized creator cash for our own financing or investing activities in the past, we may invest a portion of creator cash in short-term investments in future periods. For qualified creators, we pass ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, we refer to these payments as advance payouts. When an advance payout is made, we reduce our cash and cash equivalents with a corresponding decrease to our accounts payable, creators. As of September 30, 2022, advance payouts outstanding was approximately $394.0 million, including $141.3 million issued since the third quarter of 2020, when we resumed the program on a limited basis.
When we provide advance payouts, we assume risk that the event may be cancelled, fraudulent or materially not as described, resulting in significant chargebacks and refund requests. The terms of our standard merchant agreement obligate creators to repay us for ticket sales advanced under such circumstances. If the creator is insolvent or has spent the proceeds of the ticket sales for event-related costs, we may not be able to recover our losses from these events. The COVID-19 pandemic has increased the likelihood that we will not recover the losses from ticket sales advanced prior to the COVID-19 pandemic. Such unrecoverable amounts could equal up to the value of the ticket sales or amounts settled to the creator prior to the event that has been postponed or cancelled or is otherwise disputed. We record estimates for losses related to chargebacks and refunds based on various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, the nature of future events, the remaining time to event date, macro-economic conditions and current events, and actual chargeback and refund activity during the current year. The exposure on advance payouts issued since the third quarter of 2020 has typically experienced quicker resolution with more events being completed on time. However, due to the nature of the COVID-19 pandemic and the limited amount of currently available data, there is a high degree of uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our recorded reserves in the future to reflect our best estimates of future outcomes, and we may pay in cash a portion of, all of, or a greater amount than the $20.4 million provision recorded as of September 30, 2022.
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

Cash Flows
Our cash flow activities were as follows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$47,271	$116,239
Investing activities	(4,684)	(1,658)
Financing activities	(1,585)	46,634
Net increase in cash, cash equivalents and restricted cash	$41,002	$161,215

Comparison of Nine Months Ended September 30, 2022 and 2021
Cash Flows from Operating Activities
The net cash provided by operating activities of $47.3 million for the nine months ended September 30, 2022 was due primarily to our net loss of $59.4 million, adjusted for non-cash charges primarily consisting of $40.6 million stock-based compensation expense, $11.1 million depreciation and amortization, $10.9 million increase in reserves for chargebacks and refunds and $1.8 million adjustments to creator related assets. Additional cash was provided by changes in working capital consisting of a $69.7 million increase in accounts payable to creators due to an increase in paid ticket volume, $9.4 million decrease in other accrued liabilities, $8.3 million decrease in funds receivable and other carrying balances that resulted in cash outflows of $11.6 million.
The net cash provided by operating activities of $116.2 million for the nine months ended September 30, 2021 primarily resulted from our net loss of $122.2, adjusted for non-cash charges primarily consisting of $50.0 million loss on debt extinguishment of the term loans, $36.0 million stock-based compensation expense, $14.5 million depreciation and amortization, and $5.6 million non-cash interest expense. Additional cash was provided by changes in working capital consisting of a $136.5 million in accounts payable to creators due to an increase in paid ticket volume.
Cash Flows from Investing Activities
Net cash used in investing activities of $4.7 million for the nine months ended September 30, 2022 consisted of $1.1 million holdback consideration associated with ToneDen acquisition, $2.3 million capitalized internal-use software development costs and $1.3 million purchases of property and equipment.
Net cash used in investing activities of $1.7 million for the nine months ended September 30, 2021 consisted of capitalized software development costs and purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities of $1.6 million during the nine months ended September 30, 2022 was primarily due to $5.3 million taxes paid related to net share settlement of equity awards. Offset by $3.0 million proceeds from the exercise of stock options and $0.8 million proceeds from issuance of common stock under ESPP.
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
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements and did not have any such arrangements as of September 30, 2022.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
As of September 30, 2022, our 2025 Notes and 2026 Notes were outstanding, both of which are subject to fixed annual interest charges. We have therefore no financial or economic exposure associated with changes in interest rates. However, the fair value of these financial instruments may fluctuate when interest rates change or can be affected when the market price of our Class A common stock fluctuates. We carry the convertible senior notes at face value less unamortized issuance cost on our balance sheet, and we present the fair value for required disclosure purposes only.
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
Based on that evaluation, the principal executive officer and the principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required for disclosure in reports filed or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to Company management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There were no sales of unregistered equity securities during the three months ended September 30, 2022.

Item 6. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Index

	Description of Exhibits	Incorporated by Reference
Exhibit Number		Form	Exhibit Number	Date Filed

3.2	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	August 28, 2018
3.4	Amended and Restated Bylaws.	S-1/A	3.4	August 28, 2018
4.1	Form of Class A Common Stock Certificate.	S-1/A	4.1	September 7, 2018
10.1#	Form of Performance Stock Unit Award Agreement - Financial performance	10-Q	10.2	July 28, 2022
10.2#	Form of Performance Stock Unit Award Agreement - Stock Price performance	10-Q	10.3	July 28, 2022
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)			Filed herewith

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

Eventbrite, Inc.

November 3, 2022	By:	/s/ Julia Hartz
Julia Hartz
Chief Executive Officer
(Principal Executive Officer)

November 3, 2022	By:	/s/ Charles Baker
Charles Baker
Chief Financial Officer
(Principal Financial Officer)

November 3, 2022	By:	/s/ Xiaojing Fan
Xiaojing Fan
Chief Accounting Officer
(Principal Accounting Officer)