Form 10-Q/A
period 2022-06-30
Eventbrite, Inc.
filed 2023-02-28
CIK 1475115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
Eventbrite, Inc. (the “Company”) is filing this Amendment No. 1 (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, previously filed with the U.S. Securities and Exchange Commission (the "SEC") on July 28, 2022 (the “Original Form 10-Q”) as further described below.
As disclosed in the Company's Current Report on Form 8-K, as filed with the SEC on February 28, 2023, the Company is amending and restating its previously issued unaudited condensed consolidated financial statements as of and for the three and six month period ended June 30, 2022. The Company identified an error within the presentation on the condensed consolidated statement of cash flows for the six months ended June 30, 2021 and June 30, 2022 primarily related to cash balances held on behalf of creators that are denominated in currencies other than the functional currency. The effect of exchange rate changes on these cash balances were not disclosed as a separate item in the reconciliation of beginning and ending balances of cash. Additionally, the unrealized foreign currency transaction gains and losses were not disclosed in the reconciliation of net loss and net cash flow from operating activities. The unaudited condensed consolidated financial statements for the period ended June 30, 2022 have been amended and restated to correct for the error. Certain line items within the unaudited condensed statement of cash flows for the period ended June 30, 2021 have been revised to correct for the error, the effects of which are immaterial. For the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2022 and June 30, 2021, the impact of the restatement resulted in an increase to net cash provided by operating activities of $11.7 million and $0.2 million to $50.7 million and $132.8 million, respectively, and effect of exchange rate changes on cash decreased by $11.7 million and $0.2 million, respectively. The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our unaudited condensed consolidated statements of cash flows relates to certain of our assets, primarily cash balances held on behalf of creators that are denominated in currencies other than the functional currency. These cash assets held for creators are directly offset by a corresponding liability to creators, reported as Accounts payable, creators. Therefore, the effect of exchange rate changes on creator cash balances are offset by the effect of exchange rates on Accounts payable, creators reported in "unrealized gain/loss on foreign currency exchange" within cash flows from operating activities.
For more detailed financial information related to the amendment and restatement, refer to Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements – Restatement and Revision of Previously Issued Unaudited Condensed Consolidated Financial Statements.
In addition to the amendment and restatement of the condensed consolidated statements of cash flows and related disclosures, updates have been made to the following sections:
•Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II – Item 4. Controls and Procedures
•Part II – Item 6. Exhibits
A discussion of the Company’s internal control over financial reporting, including that a material weakness in the Company's controls over financial reporting has been identified and management’s plans to remediate this material weakness, is set forth in Item 4.
Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including currently dated certifications from its principal executive officer and principal financial officer with this Form 10-Q/A. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2 and 32.1.Except as specifically noted above, this Form 10-Q/A does not modify, amend or update disclosures in the Original Form 10-Q, and there have been no other material changes to the disclosures made in the Original Form 10-Q as of the filing of the Form 10-Q/A. Accordingly, except as specifically noted above, this Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any related or other disclosures. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Form 10-Q.

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

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Six Months Ended June 30,
	2022		2021
	As Restated
Cash flows from operating activities
Net loss	$(38,273)		$(105,431)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,249		10,064
Stock-based compensation expense	27,089		23,686
Amortization of debt discount and issuance costs	974		2,905
Loss on debt extinguishment	—		49,977
Payment in kind interest	—		2,178
Unrealized loss on foreign currency exchange	5,563		115
Non-cash operating lease expenses	1,563		3,184
Amortization of creator signing fees	674		1,600
Adjustments related to creator advances, creator signing fees, and allowance for credit losses	(2,035)		2,646
Provision for chargebacks and refunds	8,235		(2,522)
Other	647		530
Changes in operating assets and liabilities:
Accounts receivable	(1,144)		(513)
Funds receivable	(3,539)		(6,340)
Creator signing fees & creator advances	2,533		2,522
Prepaid expenses and other assets	7,528		1,972
Accounts payable, creators	62,023		156,430
Accounts payable	410		(531)
Chargebacks and refunds reserve	(8,059)		(7,236)
Accrued compensation and benefits	(1,560)		3,246
Accrued taxes	(4,649)		(603)
Operating lease liabilities	(2,195)		(3,520)
Other accrued liabilities	(12,294)		7,414
Payment in kind interest	—		(8,962)
Net cash provided by operating activities	50,740		132,811
Cash flows from investing activities
Purchases of property and equipment	(708)		(328)
Capitalized internal-use software development costs	(1,060)		(547)
Cash paid for acquisitions	(1,125)		—
Net cash used in investing activities	(2,893)		(875)
Cash flows from financing activities
Proceeds from issuance of debt	—		212,750
Debt issuance costs	—		(5,738)
Purchase of convertible notes capped calls	—		(18,509)
Principal repayment of debt obligations and prepayment premium	—		(143,247)
Proceeds from exercise of stock options	2,869		7,790
Taxes paid related to net share settlement of equity awards	(3,795)		(6,592)
Proceeds from issuance of common stock under ESPP	790		730
Principal payments on finance lease obligations	(46)		(152)
Net cash (used in) provided by financing activities	(182)		47,032
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,698)		(239)
Net increase in cash, cash equivalents and restricted cash	35,967	—	178,729
Cash, cash equivalents and restricted cash
Beginning of period	636,159		508,430
End of period	$672,126		$687,159

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
Restatement and Revision of Previously Issued Unaudited Condensed Consolidated Financial Statements
The Company identified an error within the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2022 and comparative period of June 30, 2021 primarily related to cash balances held on behalf of creators that are denominated in currencies other than the functional currency. The effect of exchange rate changes on these cash balances were not disclosed as a separate item in the reconciliation of beginning and ending balances of cash. Additionally, the unrealized foreign currency transaction gains and losses were not disclosed as a reconciliation item in the cash flow from operating activities. The unaudited condensed consolidated financial statements for the period ended June 30, 2022 have been amended and restated to correct for such errors. The unaudited condensed consolidated financial statements for the period ended June 30, 2021 has been revised to correct for the error, which was immaterial. This restatement had no impact on the Company's previously reported consolidated net income, financial position, net change in cash, cash equivalents, and restricted cash, or total cash, cash equivalents, and restricted cash as reported on the Company's consolidated statements of cash flows.
The following tables summarize the impact of these adjustments for the periods presented:

	Six Months Ended June 30, 2022
	As Reported	Adjustments	As Restated
Net cash provided by operating activities	$39,042	$11,698	$50,740
Net cash used in investing activities	(2,893)	—	(2,893)
Net cash used in financing activities	(182)	—	(182)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(11,698)	(11,698)
Change in cash and cash equivalents	$35,967	$—	$35,967

	Six Months Ended June 30, 2021
	As Reported	Adjustments	As Revised
Net cash provided by operating activities	$132,572	$239	$132,811
Net cash used in investing activities	(875)	—	(875)
Net cash provided by financing activities	47,032	—	47,032
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(239)	(239)
Change in cash and cash equivalents	$178,729	$—	$178,729
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
Restatement and Revision of Previously Issued Condensed Consolidated Financial Statements
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended to give effect to the restatement and revision of our condensed consolidated statements of cash flows, as more fully described in Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements – Restatement and Revision of Previously Issued Unaudited Condensed Consolidated Financial Statements. For further detail regarding the restatement, see the “Explanatory Note” to this Quarterly Report on Form 10-Q/A.
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
Cash Flows
Our cash flow activities were as follows for the periods presented:

	Six Months Ended June 30,
	2022	2021
	As restated
	(in thousands)
Net cash provided by (used in):
Operating activities	$50,740	$132,811
Investing activities	(2,893)	(875)
Financing activities	(182)	47,032
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,698)	(239)
Net increase in cash, cash equivalents and restricted cash	$35,967	$178,729

Comparison of Six Months Ended June 30, 2022 and 2021
Cash Flows from Operating Activities
The net cash provided by operating activities of $50.7 million for the six months ended June 30, 2022 was due primarily to our net loss of $38.3 million, adjusted for non-cash charges primarily consisting of $27.1 million stock-based compensation expense, $7.2 million depreciation and amortization, $8.2 million increase in reserves for chargebacks and refunds and $2.0 million adjustments to creator related assets. Additional cash was provided by changes in working capital consisting of a $62.0 million increase in accounts payable to creators due to an increase in paid ticket volume, $12.3 million decrease in other accrued liabilities, $3.5 million decrease in funds receivable and other carrying balances that resulted in cash outflows of $7.1 million.
The net cash provided by operating activities of $132.8 million for the six months ended June 30, 2021 was due primarily to our net loss of $105.4, as well as adjustments for non-cash expenses including: $50.0 million loss on debt extinguishment of the term loans, $23.7 million stock-based compensation expense, $10.1 million depreciation and amortization, $5.1 million non-cash interest expense, $2.6 million adjustments related to creator advances and creator signing fees and $2.5 million reduction in reserves for chargebacks and refunds. Net loss was also adjusted for the changes in our operating assets and liabilities primarily consisting of a $156.4 million increase in accounts payable to creators, $9.0 million payment in kind interest paid, and the effect of changes in working capital and other carrying balances that resulted in cash outflows of $3.6 million.
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
Effect of exchange rate changes on cash, cash equivalents and restricted cash
The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our consolidated statements of cash flows relates to certain of our assets, primarily cash balances held on behalf of creators that are denominated in currencies other than the functional currency. These cash assets held for creators are directly offset by a corresponding liability to creators. During the six months ended June 30, 2022 and 2021, the effect of exchange rate changes on cash, cash equivalents, and restricted cash were reductions of $11.7 million and $0.2 million, respectively, primarily due to the strengthening of the U.S. dollar against certain currencies. The reductions are primarily attributed to the effect of exchange rate changes on creator cash balances, which can serve as a natural hedge for the effect of exchange rates on Accounts payable, creators presented within operating activities.
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
Based on that evaluation, at the time the Quarterly Report on Form 10-Q was filed on July 28, 2022, the principal executive officer and the principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to Company management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Subsequent to that evaluation, the principal executive officer and the principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal control over financial reporting described below. It was also determined that the material weakness existed as of March 31, 2022 and, consequently, our disclosure controls and procedures were not effective at the reasonable assurance level at that date.
In light of this fact, our management has performed additional analyses and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
We identified a material weakness in our internal control over financial reporting, related to the lack of an effectively designed control activity over the presentation of unrealized foreign currency transaction gains and losses and effects of exchange rate changes on cash, cash equivalents and restricted cash within the consolidated statements of cash flows. The material weakness resulted in a restatement of the Company’s previously filed consolidated financial statements as of the quarterly period ended June 30, 2022 and a revision to the consolidated financial statements as of and for the year ended

December 31, 2021, including the quarterly periods therein, as of and for the year ended December, 31 2020 and for the quarterly period ended March 31, 2022. The error had no effect on the consolidated statements of operations or consolidated balance sheet in the aforementioned periods. Additionally, the material weakness could result in a misstatement to the annual or interim consolidated statements of cash flows over the presentation of unrealized foreign currency transaction gains and losses and effects of exchange rate changes on cash, cash equivalents and restricted cash that would result in a material misstatement to the annual or interim consolidated statement of cash flows that would not be prevented or detected.
Remediation Plan
We are committed to maintaining a strong internal control environment. Our management, with oversight from our Audit Committee, has initiated a plan to remediate the material weakness. We plan to enhance the design of the control activity over the review of our consolidated statements of cash flows to ensure changes in the magnitude of foreign currency gains and losses due to increased volatility in foreign exchange rates are appropriately presented in the statement of cash flows. The material weakness cannot be considered remediated until after the applicable control operates for a sufficient period of time, and management has concluded, through testing, that the control is operating effectively.
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

Item 6. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Index

	Description of Exhibits	Incorporated by Reference
Exhibit Number		Form	Exhibit Number	Date Filed

3.2	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	August 28, 2018
3.4	Amended and Restated Bylaws.	S-1/A	3.4	August 28, 2018
4.1	Form of Class A Common Stock Certificate.	S-1/A	4.1	September 7, 2018
10.1#	Amended and Restated Non-Employee Director Compensation Policy	10-Q	10.1	July 28, 2022
10.2#	Form of Performance Stock Unit Award Agreement - Financial performance	10-Q	10.2	July 28, 2022
10.3#	Form of Performance Stock Unit Award Agreement - Stock Price performance	10-Q	10.3	July 28, 2022
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)			Filed herewith

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

Eventbrite, Inc.

February 28, 2023	By:	/s/ Julia Hartz
Julia Hartz
Chief Executive Officer
(Principal Executive Officer)

February 28, 2023	By:	/s/ Charles Baker
Charles Baker
Chief Financial Officer
(Principal Financial Officer)

February 28, 2023	By:	/s/ Xiaojing Fan
Xiaojing Fan
Chief Accounting Officer
(Principal Accounting Officer)