Form 10-Q/A
period 2022-09-30
Eventbrite, Inc.
filed 2023-02-28
CIK 1475115

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

EXPLANATORY NOTE
Eventbrite, Inc. (the “Company”) is filing this Amendment No. 1 (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, previously filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 3, 2022 (the “Original Form 10-Q") as further described below.
As disclosed in the Company's Current Report on Form 8-K, as filed with the SEC on February 28, 2023, the Company is amending and restating its previously issued unaudited condensed consolidated financial statements as of and for the three and nine month period ended September 30, 2022. The Company identified an error within the presentation on the condensed consolidated statement of cash flows for the nine months ended September 30, 2021 and September 30, 2022 primarily related to cash balances held on behalf of creators that are denominated in currencies other than the functional currency. The effect of exchange rate changes on these cash balances were not disclosed as a separate item in the reconciliation of beginning and ending balances of cash. Additionally, the unrealized foreign currency transaction gains and losses were not disclosed in the reconciliation of net loss and net cash flow from operating activities. The unaudited condensed consolidated financial statements for the period ended September 30, 2022 have been amended and restated to correct for the error. Certain line items within the unaudited condensed statement of cash flows for the period ended September 30, 2021 have been revised to correct for the error, the effects of which are immaterial. For the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and September 30, 2021, the impact of the restatement resulted in an increase to net cash provided by operating activities of $25.2 million and $4.9 million to $72.5 million and $121.2 million, respectively, and effect of exchange rate changes on cash decreased by $25.2 million and $4.9 million, respectively. The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our unaudited condensed consolidated statements of cash flows relates to certain of our assets, primarily cash balances held on behalf of creators that are denominated in currencies other than the functional currency. These cash assets held for creators are directly offset by a corresponding liability to creators, reported as Accounts payable, creators. Therefore, the effect of exchange rate changes on creator cash balances are offset by the effect of exchange rates on Accounts payable, creators, reported in "unrealized gain/loss on foreign currency exchange" within cash flows from operating activities.
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

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine Months Ended September 30,
	2022	2021
	As Restated
Cash flows from operating activities
Net loss	$(59,397)	$(122,244)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,059	14,492
Stock-based compensation expense	40,618	35,985
Amortization of debt discount and issuance costs	1,503	3,421
Loss on debt extinguishment	—	49,977
Payment in kind interest	—	2,178
Unrealized loss on foreign currency exchange	12,644	2,680
Non-cash operating lease expenses	2,361	3,830
Amortization of creator signing fees	955	2,252
Adjustments related to creator advances, creator signing fees, and allowance for credit losses	(1,792)	2,762
Provision for chargebacks and refunds	10,909	2,253
Other	618	607
Changes in operating assets and liabilities:
Accounts receivable	(1,728)	(834)
Funds receivable	(9,077)	(9,093)
Creator signing fees and creator advances	2,930	4,525
Prepaid expenses and other assets	8,424	(11,048)
Accounts payable, creators	82,971	139,228
Accounts payable	(363)	(1,117)
Chargebacks and refunds reserve	(11,907)	(12,499)
Accrued compensation and benefits	387	5,232
Accrued taxes	(6,048)	1,162
Operating lease liabilities	(3,260)	(4,326)
Other accrued liabilities	(9,340)	20,695
Payment in kind interest	—	(8,962)
Net cash provided by operating activities	72,467	121,156
Cash flows from investing activities
Purchases of property and equipment	(1,254)	(516)
Capitalized internal-use software development costs	(2,305)	(1,142)
Cash paid for acquisitions	(1,125)	—
Net cash used in investing activities	(4,684)	(1,658)
Cash flows from financing activities
Proceeds from issuance of debt	—	212,750
Debt issuance costs	—	(5,738)
Purchase of convertible notes capped calls	—	(18,509)
Principal repayment of debt obligations and prepayment premium	—	(143,247)
Proceeds from exercise of stock options	3,027	10,250
Taxes paid related to net share settlement of equity awards	(5,338)	(9,359)
Proceeds from issuance of common stock under ESPP	790	730
Principal payments on finance lease obligations	(64)	(243)
Net cash (used in) provided by financing activities	(1,585)	46,634
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25,196)	(4,917)
Net increase in cash, cash equivalents and restricted cash	41,002	161,215
Cash, cash equivalents and restricted cash
Beginning of period	636,159	508,430
End of period	$677,161	$669,645

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

Restatement and Revision of Previously Issued Unaudited Condensed Consolidated Financial Statements
The Company identified an error within the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2022 and comparative period of September 30, 2021 primarily related to cash balances held on behalf of creators that are denominated in currencies other than the functional currency. The effect of exchange rate changes on these cash balances were not disclosed as a separate item in the reconciliation of beginning and ending balances of cash. Additionally, the unrealized foreign currency transaction gains and losses were not disclosed as a reconciliation item in the cash flow from operating activities. The unaudited condensed consolidated financial statements for the period ended September 30, 2022 have been amended and restated to correct for such errors. The unaudited condensed consolidated financial statements for the period ended June 30, 2021 has been revised to correct for the error, which was immaterial. This restatement had no impact on the Company's previously reported consolidated net income, financial position, net change in cash, cash equivalents, and restricted cash, or total cash, cash equivalents, and restricted cash as reported on the Company's consolidated statements of cash flows.
The following tables summarize the impact of these adjustments for the periods presented:

	Nine Months Ended September 30, 2022
	As Reported	Adjustments	As Restated
Net cash provided by operating activities	$47,271	$25,196	$72,467
Net cash used in investing activities	(4,684)	—	(4,684)
Net cash used in financing activities	(1,585)	—	(1,585)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(25,196)	(25,196)
Change in cash and cash equivalents	$41,002	$—	$41,002

	Nine Months Ended September 30, 2021
	As Reported	Adjustments	As Revised
Net cash provided by operating activities	$116,239	$4,917	$121,156
Net cash used in investing activities	(1,658)	—	(1,658)
Net cash provided by financing activities	46,634	—	46,634
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(4,917)	(4,917)
Change in cash and cash equivalents	$161,215	$—	$161,215
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

Cash Flows
Our cash flow activities were as follows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	As restated
	(in thousands)
Net cash provided by (used in):
Operating activities	$72,467	$121,156
Investing activities	(4,684)	(1,658)
Financing activities	(1,585)	46,634
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25,196)	(4,917)
Net increase in cash, cash equivalents and restricted cash	$41,002	$161,215

Comparison of Nine Months Ended September 30, 2022 and 2021
Cash Flows from Operating Activities
The net cash provided by operating activities of $72.5 million for the nine months ended September 30, 2022 was due primarily to our net loss of $59.4 million, adjusted for non-cash charges primarily consisting of $40.6 million stock-based compensation expense, $11.1 million depreciation and amortization, $10.9 million increase in reserves for chargebacks and refunds and $1.8 million adjustments to creator related assets. Additional cash was provided by changes in working capital consisting of a $83.0 million increase in accounts payable to creators due to an increase in paid ticket volume, $9.3 million decrease in other accrued liabilities, $9.1 million decrease in funds receivable and other carrying balances that resulted in cash outflows of $11.6 million.
The net cash provided by operating activities of $121.2 million for the nine months ended September 30, 2021 primarily resulted from our net loss of $122.2, adjusted for non-cash charges primarily consisting of $50.0 million loss on debt extinguishment of the term loans, $36.0 million stock-based compensation expense, $14.5 million depreciation and amortization, and $5.6 million non-cash interest expense. Additional cash was provided by changes in working capital consisting of a $139.2 million in accounts payable to creators due to an increase in paid ticket volume.
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
Effect of exchange rate changes on cash, cash equivalents and restricted cash
The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our consolidated statements of cash flows relates to certain of our assets, primarily cash balances held on behalf of creators that are denominated in currencies other than the functional currency. These cash assets held for creators are directly offset by a corresponding liability to creators. During the nine months ended September 30, 2022 and 2021, the effect of exchange rate changes on cash, cash equivalents, and restricted cash were reductions of $25.2 million and $4.9 million, respectively, primarily due to the strengthening of the U.S. dollar against certain currencies. The reductions are primarily attributed to the effect of exchange rate changes on creator cash balances, which can serve as a natural hedge for the effect of exchange rates on Accounts payable, creators presented within operating activities.
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
Based on that evaluation, at the time the Quarterly Report on Form 10-Q was filed on November 3, 2022, the principal executive officer and the principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to Company management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Subsequent to that evaluation, the principal executive officer and the principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal control over financial reporting described below.
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
We identified a material weakness in our internal control over financial reporting, related to the lack of an effectively designed control activity over the presentation of unrealized foreign currency transaction gains and losses and effects of exchange rate changes on cash, cash equivalents and restricted cash within the consolidated statements of cash flows. The material weakness resulted in a restatement of the Company’s previously filed consolidated financial statements as of and for each of the quarterly period ended June 30, 2022 and September 30, 2022 and a revision to the consolidated financial statements as of and for the year ended December 31, 2021, including the quarterly periods therein, as of and for the year ended

December, 31 2020 and for the quarterly period ended March 31, 2022. The error had no effect on the consolidated statements of operations or consolidated balance sheet in the aforementioned periods. Additionally, the material weakness could result in a misstatement to the annual or interim consolidated statements of cash flows over the presentation of unrealized foreign currency transaction gains and losses and effects of exchange rate changes on cash, cash equivalents and restricted cash that would result in a material misstatement to the annual or interim consolidated statement of cash flows that would not be prevented or detected.
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