Form 10-K
period 2022-12-31
Eventbrite, Inc.
filed 2023-02-28
CIK 1475115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K
____________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the New York Stock Exchange on such date was approximately $824.2 million.
As of February 21, 2023, 81,935,793 shares of the registrant's Class A common stock and 17,640,167 shares of the registrant's Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this report incorporates information by reference from the definitive Proxy Statement to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2022.

EVENTBRITE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "appears," "shall," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements related to the impacts of the COVID-19 global health pandemic along with other geopolitical and macroeconomic events, including their impact on us, our operations, or our future financial or operational results; our convertible senior notes, including the intended use of the net proceeds; our future financial performance, including our revenue, costs of revenue and operating expenses; our anticipated growth and growth strategies and our ability to effectively manage that growth; our ability to achieve and grow profitability; changes in our business model; our corporate strategy and expectations with respect to our restructuring plan; our advance payout program; the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs; our predictions about industry and market trends; our ability to attract and retain creators and drive consumer demand; our ability to successfully operate internationally; our ability to attract and retain employees; our ability to comply with modified or new laws and regulations applying to our business; our plans to remediate the material weakness in our internal controls over financial reporting; and our ability to successfully defend litigation brought against us and the potential effect of any current litigation on our business, financial position, results of operations or liquidity.
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
•Our success depends on our ability to attract new creators, retain existing creators and drive consumer demand as we transition into a global marketplace.
•We have a history of losses and we may not be able to generate sufficient revenue to achieve and maintain profitability.
•If we do not continue to maintain and improve our platform or develop successful new solutions and enhancements or improve existing ones, our business will suffer.
•If we cannot reach and attract attendees for the events hosted by creators in our marketplace, our business will be harmed.
•We rely on the experience and expertise of our senior management team, key technical employees and other highly skilled personnel and the failure to retain, motivate or integrate any of these individuals could have an adverse effect on our business, results of operations and financial condition.
•Our corporate culture has contributed to our success, and if we cannot maintain this culture, we could lose the innovation, creativity and teamwork fostered by our culture, which could harm our business.
•Our software is highly complex, and we have in the past, and may in the future, discover previously undetected errors.
•Any significant system interruption or delays could damage our reputation, result in a potential loss of creators and consumers and adversely impact our business.
•The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing applications of privacy regulations.
•Changes in Internet search engine algorithms and dynamics, our search engine visibility and rankings, search engine disintermediation, changes in marketplace rules or changes in privacy and consumer data access could have a negative impact on traffic for our sites or functionality of our product and ultimately, our business and results of operations.
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
•We pay recoupable advances and/or non-recoupable payments to certain creators when we are contractually obligated to do so. We have in the past, and may in the future, pay recoupable advances and/or non-recoupable payments, to certain creators when entering into exclusive ticketing or services agreements. If these arrangements do not perform as we expect or the scheduled events are cancelled, our business, results of operations and financial condition may be harmed.
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
•We have identified a material weakness in our internal control over financial reporting and, as a result, determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2022, which resulted in the restatement of our previously issued unaudited condensed consolidated financial statements. Failure to remediate the identified material weakness and maintain effective internal control over financial reporting and disclosure controls and procedures in future periods could have a material adverse effect on our financial statements.
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
Eventbrite connects event creators - the people who bring others together to share their passions, artistry and causes through live experiences - with their audiences. Through our highly-scalable self-service platform, we enable event creators to plan, promote and sell tickets to their events. Our consumer-facing experiences enable event seekers to find experiences they love and serve as a demand generating engine for event creators. In 2022, more than 800,000 creators held over five million free and paid events using Eventbrite, issuing nearly 285 million tickets to consumers on our global marketplace.
Our event creators are entrepreneurs who express their passions and skills through live events. To meet creators’ most pressing needs, we are focused on delivering products that grow their audience reach and generate demand for their events. We are also investing in an enhanced event discovery experience for consumers. As more creators and consumers view Eventbrite as a trusted place for live events, we believe we can drive more ticket sales and enhance our market position as a leading live events marketplace.
The Eventbrite platform empowers creators of free and paid events. Creators of free events currently use our ticketing features for free, and we charge creators of paid events on a per-ticket basis when an attendee purchases a ticket for an event. Today, we derive substantially all of our revenues from ticketing services. We also offer premium marketing tools to help event creators sell more tickets, build their audiences and grow their businesses.
The global COVID-19 pandemic tested our mission, our company and event creators in unprecedented ways. While in 2022, events in our core geographies largely occurred without federal, state or local COVID-19 restrictions, our operations were notably impacted during periods of accelerating case counts, which led to temporary shifts in creator and consumer confidence and behavior. The ongoing effects of COVID-19 and its variants, along with other geopolitical and macroeconomic events, including but not limited to shifts in consumer behavior, inflation, labor challenges, increased labor costs, rising interest rates, economic recession and other factors, may cause creators to scale back events which could materially and adversely affect our paid ticket volume, and consequently our net revenue and financial results. We may implement mitigation actions in response to these factors, including further modifications to our operating strategies, which may have an adverse impact on our business.
Our Platform
We leverage technology to connect live experience creators with consumers looking to discover new things to do or do more of what they love. Our creator and consumer experiences are purpose-built to engage each audience and, collectively, connect them in ways to help maximize the business opportunity for creators and satisfy consumer demand.
Creator Experiences
Event creators are the heart and soul of Eventbrite, and we build our platform with their success in mind. Our self-service approach has allowed us to pioneer a powerful business model that drives our go-to-market strategy and allows us to efficiently serve a large number and variety of creators with minimal training, support or professional services. We are committed to continuing to enhance the performance of our platform for frequent creators who drive the majority of ticketing activity and launching tools that help them grow their ticket sales and audience reach, which we believe will propel long-term growth.
In 2022, we released new functionality to deliver improved reliability and usability for creators while positioning our platform for marketing and demand generation expansion. Eventbrite Boost, our suite of marketing tools, and Eventbrite Ads, our promoted listings feature, help creators drive audience growth and attract incremental creator spend to our platform beyond ticketing fee revenue. Powering additional ticket sales for creators via products like Boost and Ads strengthens the overall demand generation value proposition of our platform. As we continue to build features that drive ticket sales and help consumers find their preferred events, we believe demand generation will remain a key differentiator that draws both creators and ticket buyers to our platform.
Consumer Experiences
We aspire to be the trusted choice for event discovery by helping consumers find new experiences and connect them with others who share their passions. When consumers come to Eventbrite, we want to deliver a personalized, easily navigable experience that will connect them with events that resonate. To help us build the demand side of our marketplace, we are investing in enhancing event discovery, building consumer trust and optimizing checkout conversion. Eventbrite is already a meaningful source of audience growth for many creators, and we believe that as we engage consumers and scale the consumer appeal and audience of our marketplace, we will be able to drive more demand for creators, drive more ticket sales as well as grow our marketing tools business.
Our Technology
Our platform operates on a global scale, and is designed to perform consistently, securely, efficiently and reliably at high loads. Our platform supports transaction volume associated with high-demand and peak volumes, and handles millions of events each year. We are continuing to strengthen our platform infrastructure as we shift from a monolithic architecture to one based on microservices. We believe the microservices infrastructure we are building will improve our platform's overall velocity, scalability and availability and ultimately benefit our event creators.
Human Capital
Eventbrite is committed to bringing the world together through live experiences, and we like to think about working at Eventbrite as the ultimate live experience. In order to continue building on our innovative self-service ticketing and experience technology platform, it is important that we attract, engage and retain talented employees. We strive to offer a competitive compensation and benefits program tailored to our employees' needs across our global locations. We also work to foster a diverse and inclusive culture.
As of December 31, 2022, we had a total of 881 full-time employees, of which 508 were in the United States and 373 were outside the United States.
Compensation and Benefits Program
Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to drive our business objectives, help achieve our strategic goals and create long-term value for our stockholders. We provide employees with compensation packages that include base salary, cash bonuses, and long-term incentives in the form of stock. We believe that a competitive compensation program with both short-term and long-term award opportunities tied to the achievement of meaningful performance metrics, allows us to align employees with stockholders interests. In addition to our compensation programs, we focus on promoting the total wellness of our people through resources, services and programs that support the physical, mental, and financial health of our Britelings and their families. We offer a wide range of benefits, such as comprehensive health insurance, access to certified coaches and therapists, paid time off, paid parental leave, retirement plans and other support. We further support Britelings' wellness through our BriteBreak program, which was established in 2020 to increase productivity, mitigate burnout, and drive increased engagement and retention with designated days off once per month. With the change from a primarily in-office to a primarily remote workforce, we have enhanced our benefit offerings to include home office stipends and have built more virtual, rather than in-office, engagement programs.
Diversity, Equity and Inclusion
We believe progress as a society and as a company comes from proactively fostering diversity, equity and inclusion with tangible, evidence-based practices that we believe are key to attracting and retaining top talent. We are committed to hiring and retaining a diverse, equitable and inclusive team through initiatives that ensure we consider a diverse slate of candidates for all mid-level and higher positions and conducting audits to ensure pay equity.
We are also focused on supporting Britelings across the full employee lifecycle and have implemented programs and practices designed to promote inclusion and diversity, employee engagement and employee wellness. For example, to foster an increased sense of inclusion at Eventbrite, we are committed to hosting ongoing workshops, conversations, exercises and training to explore how we can create change in our roles to foster more diversity, equity, and inclusion. We also support employee “BriteBelonging'' groups, an important component of our culture, which help to build an inclusive culture through company events and education, networking and mentorship opportunities, participation in our recruitment efforts, and input into our hiring strategies. Further, we are using our platform and marketing channels to amplify creators that promote racial and social justice, equality, equity and civic action. To strengthen the communities we work and live in, we advocated for national policies that promote gender and racial equity including paid family and medical leave and advancing voting rights in the United States.
Competition
The market for event management solutions is highly fragmented and is impacted by shifting creator and attendee needs and changing technology and consumer trends. We also compete with internally-developed systems. This competitive landscape provides creators and attendees with many channels to promote or engage with live experiences.

We believe that our competitors fall into four broad groups: internally-developed ad hoc systems that creators cobble together on their own; event management software vendors, who are typically dedicated to a particular category of events in a limited number of countries; smaller niche or regional providers, who are typically smaller in scale and have limited technology and feature functionality; and large technology companies who have added products in the events space and whose userbases have substantial event-related activity, such as Facebook, LinkedIn, Spotify and Zoom.
With respect to each of these competitor types, we seek to differentiate ourselves by being an event technology platform first and foremost, and by leveraging the scale of our event discovery platform to more effectively connect creators with consumer demand to help fuel them sell more tickets and fuel the success of their businesses
Intellectual Property
Our ability to protect our intellectual property, including our technology, is an important factor in the success of our business. We rely on intellectual property laws, including trademarks, domain names, copyrights, trade secrets and patents laws, in the U.S. and abroad. We also use contractual provisions and restrictions governing access to our proprietary technology, including the use of confidentiality agreements and assignment of inventions agreements with employees, independent contractors, consultants, and companies with which we conduct business. Despite our efforts to protect our intellectual property, unauthorized parties may still copy or otherwise obtain and use our technology. See Part I, Item 1A, Risk Factors - “If we fail to adequately protect our intellectual property rights, our competitive position could be impaired and we may lose valuable assets, generate reduced revenue and incur costly litigation to protect our rights.”
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
The contents of our Corporate Responsibility Report and the websites referenced in this Annual Report on Form 10-K are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to the Corporate Responsibility Report or these websites are intended to be inactive textual references only.

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
The global COVID-19 pandemic led to an unprecedented decline in the number of in-person events and attendance and significant reductions in our revenue and operating income. While in 2022 events in our core geographies occurred largely without federal, state or local COVID-19 restrictions, our operations were notably impacted during periods of accelerating case counts which led to temporary shifts in creator and consumer confidence and behavior. The ongoing effects of COVID-19 and its variants, along with other geopolitical and macroeconomic events, may cause creators to scale back events and attendees to attend fewer events, which could materially and adversely affect our paid ticket volume and consequently our net revenue and financial results. In addition, these factors may adversely impact the business and operations of third-party service providers who perform critical services for our business, which in turn may adversely affect our business, results of operations and financial condition.
Further, our business depends on discretionary consumer and corporate spending. During periods of economic slowdown and recession, as well as other periods of economic instability or uncertainty, consumers have historically reduced their discretionary spending. In addition, as a result of increased interest rates, labor and materials shortages and supply chain delays exacerbated by COVID-19, many regions have experienced and are continuing to experience rising consumer prices. With the rise in prices of essential goods and services, consumers have historically reduced their discretionary spending. The impact of economic slowdowns and rising consumer prices on our business is difficult to predict, but they may result in reductions in ticket and registration sales and our ability to generate revenue. Many factors related to discretionary consumer and corporate spending, including employment, fuel prices, interest and tax rates and inflation, can adversely impact our results of operations.
In addition, the occurrence and threat of extraordinary events, such as public health concerns, epidemics and pandemics (including the COVID-19 pandemic), terrorist attacks, mass-casualty incidents, such as the mass casualty event at a Houston music festival in November 2021, natural disasters or similar events, or loss or restriction of individuals’ rights to assemble, may deter creators from producing large events and substantially decrease the attendance at live events. Terrorism and security incidents, military actions in foreign locations and periodic elevated terrorism alerts have increased public concerns regarding air travel, military actions and national or local catastrophic incidents. These concerns have led to numerous challenging operating factors at live events, including additional logistics for event safety and increased costs of security. These challenges may impact the creator and attendee experience and lead to fewer events by creators and as a result, may harm our results of operations.
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
As a result of the COVID-19 pandemic and its impact on the events industry and global economy, in 2020 we withdrew our first quarter and full year 2020 financial guidance, and we did not provide guidance for 2021. While we have recently provided quarterly revenue guidance and may resume providing more detailed financial guidance, we may withdraw our guidance or discontinue providing guidance if we determine that macroeconomic or other conditions would render such guidance unreliable.
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
•creator acquisition and retention and consumer demand;
•new solution introductions and expansions, or challenges with introduction;
•acquisition of companies and the success, or lack thereof, of migration of such companies’ creators and customers;
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
Our corporate strategy and restructuring plan may not be successful.
Our corporate strategy is focused on acquiring and retaining creators who are able to use our platform with limited training, support or professional services, leveraging the scale of our event discovery platform to more effectively connect creators with consumer demand to help them sell more tickets and fuel the success of their businesses, and transitioning from a ticketing platform to a global marketplace. We recently began implementing a restructuring plan that eliminates approximately 8% of our workforce and relocates approximately 30% of remaining roles, which includes moving certain of our development roles from Argentina and the United States to Spain and India and relocating nearly all of our customer support and operations roles to locations outside the United States. The restructuring plan also includes a real estate reduction to reflect the geographic distribution of our employees as well as other cost-reduction measures. The success of our corporate strategy and our restructuring plan will depend on, among other things, our ability to closely manage our operating expenses, manage international operations and attract and retain senior management and other highly qualified personnel, and the success of our refocused strategy itself. We plan to remain focused on hiring for roles that will accelerate our transition to a marketplace, particularly in our development functions in Spain and India. While we have maintained operations in Spain for over five years, we only recently opened a talent hub in India in 2022, and as a new entrant into the Indian talent market, we may be unable to attract highly qualified personnel. If we are unable to hire and retain highly qualified employees in Spain and India, or if we are unable to do so in a cost effective manner, we may not be able to fully execute our strategy or realize returns on our investment in these geographies. If we are unable to successfully execute our strategy, or if our strategy itself is not successful, our business, results of operations and financial condition may be adversely affected.
Our success depends on our ability to attract new creators, retain existing creators and drive consumer demand as we transition into a global marketplace
Beginning in 2020, we have refocused our strategy on acquiring and retaining creators who are able to use our platform with limited live training, support or professional services, rather than creators who required significant support from our customer success and/or field operations functions, and more recently, on our transition from a ticketing platform to a global marketplace. As part of this effort, we have reduced the size of our sales, customer success and field operations teams, and are increasing our marketing spending to help drive consumer demand. To support our transition to a global marketplace, we are focusing on engaging consumers to scale our platform, and making related changes to our organizational structure and priorities. We may not be successful in implementing this transition, and the changes to our organizational structure and priorities may disrupt our current business.
Our success depends on our ability to attract new creators, retain existing creators and drive consumer demand. In addition to risks related to our focus on self-service creators and changes to our organizational structure and priorities as we transition to a global marketplace, we may fail to attract new creators, retain existing creators and drive consumer demand due to a number of factors outlined in this section, including:
•COVID-19 and other global health conditions and related government prohibitions, limitations or recommendations on in-person gatherings, and creators’ and consumers’ perceived safety of in-person gatherings;
•our ability to maintain and continually enhance our platform and provide products and services that are valuable and helpful to creators, which maintenance and enhancements may take place at a slower pace because of our reduced workforce and if we are unable to attract and retain a sufficient number of highly qualified engineering and development personnel;
•our ability to drive consumers to our platform and to generate consumer demand;
•our decisions to sunset or replace features that some creators and consumers find valuable and helpful;
•our ability to offer requisite levels of customer support to creators and consumers, which may be impacted as we move our customer support function outside the United States;
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
•changes in our relationships with third parties, including our partners, developers and payment processors, that make our platform less effective for and attractive to creators and consumers;
•the quality and availability of key payment and payout methods;
•our ability to manage fraud risk that negatively impacts creators and consumers; and
•our ability to adapt to changes in market practices or economic incentives for creators, including larger or more frequent signing fees.
If we are unable to effectively manage these risks as they occur, creators and consumers may seek other solutions and platforms and we may not be able to retain them or acquire additional creators or consumers to offset any such departures, which would harm our business, results of operations and financial condition. Furthermore, the loss of creators and our inability to replace them with new creators and events of comparable quality and standing, or our inability to drive consumers to our platform, would harm our business, results of operations and financial condition.

We have a history of losses and we may not be able to generate sufficient revenue to achieve and maintain profitability.
We incurred net losses of $55.4 million and $139.1 million in the years ended December 31, 2022 and 2021, respectively, and as of December 31, 2022, we had an accumulated deficit of $789.0 million. Our net revenue for the year ended December 31, 2020 was $106.0 million, a decrease of $220.8 million from the year ended December 31, 2019, and our net revenue was $260.9 million and $187.1 million for the years ended December 31, 2022 and December 31, 2021, respectively.
You should not rely on any revenue growth of any prior quarterly or annual period as an indication of our future performance. If we are unable to return to revenue growth and manage our expenses effectively, we will not be able to achieve and maintain profitability.
If we do not continue to maintain and improve our platform or develop successful new solutions and enhancements or improve existing ones, our business will suffer.
Our ability to attract and retain creators and consumers depends in large part on our ability to provide a user-friendly and effective platform, develop and improve our platform and introduce compelling new solutions and enhancements. Our industry is characterized by rapidly changing technology, new service and product introductions and changing demands of creators and consumers. We spend substantial time and resources understanding creators’ needs and responding to them and on driving consumer demand on our platform. Our corporate strategy is focused on attracting and retaining creators who use our platform with limited training, support or professional services, leveraging the scale of our event discovery platform to more effectively connect creators with consumer demand to help them sell more tickets and fuel the success of their businesses, and our transition from a ticketing platform to a global marketplace. We recently began implementing a restructuring plan that eliminates approximately 8% of our workforce. This decrease in our workforce, coupled with the planned relocation of certain of our development roles from Argentina and the United States to Spain and India, may result in few, more targeted product enhancements and a slower product development timetable than we have experienced in the past. Building new solutions is costly and complex, and the timetable for commercial release is difficult to predict and may vary from our historical experience. In addition, after development, creators may not be satisfied with our enhancements or perceive that the enhancements do not adequately meet their needs. The success of any new solution or enhancement to our platform depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with our platform, creator and consumer awareness and overall market acceptance and adoption. If we do not continue to maintain and improve our platform or develop successful new solutions and enhancements or improve existing ones, our business, results of operations and financial condition could be harmed.
If we cannot reach and attract attendees for the events hosted by creators in our marketplace, our business will be harmed.
In 2022 events in our core geographies occurred largely without federal, state or local COVID-19 restrictions. However, our operations were notably impacted during periods of accelerating COVID-19 case counts which led to temporary shifts in creator confidence and behavior. As we transition from a ticketing platform to a global marketplace, with an increased focus on generating consumer demand on our platform, the extent to which COVID-19 and other macroeconomic factors including but not limited to shifts in consumer behavior, inflation, labor challenges, increased labor costs, rising interest rates, economic recession and other factors, impact our ability to reach and attract new attendees will depend on future developments, which are highly uncertain and cannot be predicted.
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

We rely on the experience and expertise of our senior management team, key technical employees and other highly skilled personnel and the failure to retain, motivate or integrate any of these individuals could have an adverse effect on our business, results of operations and financial condition.
Our success depends upon the continued service of our senior management team and key technical employees, as well as our ability to continue to attract and retain additional highly qualified personnel. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain and integrate highly skilled personnel for all areas of our organization. Each of our employees could terminate his or her relationship with us at any time. The loss of any member of our senior management team or key personnel might significantly delay or prevent the achievement of our business objectives and could harm our business and our relationships. Competition in our industry for qualified employees is intense. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees.
To execute on our business strategy, we must attract and retain highly qualified personnel. We have had difficulty quickly filling certain open positions in the past, and we expect to have significant future hiring needs. We recently began implementing a restructuring plan that eliminates approximately 8% of our workforce and relocates approximately 30% of remaining roles, which includes moving certain of our development roles from Argentina and the United States to Spain and India and relocating nearly all of our customer support and operations roles to locations outside the United States. These actions may hurt our employer brand and make it more difficult to hire employees in the future. We face significant competition for personnel, specifically for engineers experienced in designing and developing cloud-based platform products. The relocation of a substantial portion of our engineering and development roles to Spain and India and the large part of our customer support function to outside the United States as part of our restructuring plan may add to the complexity and costs of our business operations. Many of the companies with which we compete for experienced personnel have greater resources than we have, and we have had to offer, and believe we will need to continue to offer, increasingly competitive compensation and benefits packages. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. Further, across many industries, labor costs have risen dramatically in recent months. We may need to increase our employee compensation levels in response to competition, labor market conditions, rising inflation or labor shortages, which would increase our operating expenses and reduce our margins. We may not be able to hire new employees quickly enough to meet our needs, including as a result of labor market shortages. New hires require training and take time before they achieve full productivity and may not become as productive as we expect. This may be more difficult given our shift to a flexible work model. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency and ability to meet forecasts, as well as our employee morale, productivity, and retention, could suffer, which may harm our business.
Our corporate culture has contributed to our success, and if we cannot maintain this culture, we could lose the innovation, creativity and teamwork fostered by our culture, which could harm our business.
We believe that our corporate culture has been an important contributor to our success, which we believe fosters innovation, teamwork and passion for creators and our transition to a global marketplace. Our global workforce works primarily remotely, which may impact our corporate culture and result in operational difficulties that could impair our ability to conduct and manage our business effectively. We recently began implementing a restructuring plan that eliminates approximately 8% of our workforce and relocates approximately 30% of remaining roles, which includes moving certain of our development roles from Argentina and the United States to Spain and India and relocating nearly all of our customer support and operations roles to locations outside the United States. These actions are expected to negatively impact employee morale in the near term and our productivity and retention could suffer, which may harm our business. Further, we may face challenges in integrating new employees in Spain and India, where we plan to hire a significant number of employees as part of our restructuring plan, or any acquired companies into our corporate culture. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, maintain our performance or execute on our business strategy, which may harm our business, results of operations and financial condition.
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
In addition, our platform relies on third-party partners for the development tool chain, managed infrastructure, and platform services. These include disciplines like security, payment processing, cloud computing, data processing, and storage, as well as various processes in our software development life cycle. There can be no assurance that the provisions in our agreements with our partners that attempt to limit our exposure to events like downtime, data breaches, and malicious actors would fully protect us from liabilities or damages and could result in a similar impact that we called out in our software section above. Such disruptions in our vendor supply chain would be time-consuming and costly for multiple departments, especially engineering, and result in delays in our product delivery and business strategy.
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
We also rely on affiliate and third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in our systems and infrastructures, our businesses, our affiliates’ and/or third-party systems we use, or deterioration in the performance of these systems and infrastructures, could impair our ability to provide services, fulfill orders and/or process transactions. We have experienced, and may in the future experience, occasional system interruptions caused by outages by our partners that made, or may make, some or all systems or data unavailable or prevented, or may prevent, us from efficiently providing services or fulfilling orders. For example, in August of 2022, most of our website experienced a 1.9 hour outage due to a failure of internal infrastructure running Eventbrite’s primary analytics platform, and in October of 2021, most of our website experienced a 3.7 hour outage because of a datastore issue with our infrastructure partners. Neither of these events had a material impact on the Company, but such events may reduce consumer trust in our platform.
We outsource our cloud infrastructure to Amazon Web Services (AWS), which hosts our platform, and therefore we are vulnerable to service interruptions at AWS, which could impact the ability of creators and attendees to access our platform at any time, without interruption or degradation of performance. Our customer agreement with AWS will remain in effect until July 31, 2025. In the event that our AWS service agreements are terminated, or there is a lapse of service, interruption of Internet service provider connectivity or damage to such facilities, we could experience interruptions in access to our platform as well as delays and additional expense in arranging new facilities and services. For example, we previously experienced interruptions in the performance of our platform because of a hardware error that AWS experienced. We may also incur significant costs for using an alternative cloud infrastructure provider or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use.
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
Our platform and solutions are accessed by a large number of creators and attendees often at the same time. As we continue to expand the volume of creators and attendees using the platform and the solutions available to those creators and attendees, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. Furthermore, capacity constraints could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks. In addition, the failure of AWS cloud infrastructure or other third-party Internet service providers to meet our capacity requirements could result in interruptions or delays in access to our platform or impede our ability to scale our operations. The occurrence of any of these events could harm our business, results of operations and financial condition.
The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing applications of privacy regulations.
We receive, transmit and store a large volume of personal data and other user data. Numerous federal, state and international laws address privacy, data protection and the collection, storing, sharing, use, disclosure and protection of personal data and other user data. The legal and compliance landscape in this area is continually evolving and compliance requirements continue to expand. In the United States, numerous states already have, and are looking to expand, data protection legislation requiring companies like ours to consider solutions to meet differing needs and expectations of creators and attendees. For example, California enacted the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020, and was recently amended by the California Privacy Rights Act (CPRA), which went into effect on January 1, 2023. The CCPA establishes a privacy framework for covered businesses such as ours and has required, and will likely continue to require, us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides certain data privacy rights to California residents, such as affording consumers the right to opt out of the sale of personal information and prohibits covered businesses from discriminating against consumers (e.g., charging more for services) for exercising any of their CCPA rights. The CCPA provides for potentially severe statutory penalties, and a private right of action for data breaches resulting from a failure to implement reasonable security procedures and practices. The CPRA significantly amends the CCPA and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights such as opt outs for cross-context behavioral advertising and the right to limit the use and disclosure of sensitive data in certain contexts. It also creates a new California data protection agency specifically tasked to enforce the law, which will likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Moreover, the state of Nevada enacted a law that went into force on October 1, 2019 and was amended and expanded in 2021 that requires companies to honor consumers’ requests to no longer sell their data. Violators may be subject to injunctions and civil penalties. Further, similar laws have passed in Virginia, Colorado, Connecticut, and Utah and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.
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
In 2021 and 2022, certain local health departments and other health care providers started using Eventbrite to schedule COVID-19 vaccine appointments. It is possible that some of these departments or providers are HIPAA covered entities, and they or their business associates are using Eventbrite services in ways that involve PHI subject to HIPAA. As a result, Eventbrite may meet the definition of a business associate under HIPAA. HIPAA establishes privacy and security standards that limit the use and disclosure of PHI, and requires the implementation of administrative, physical and technological safeguards to protect the privacy of PHI and ensure the confidentiality, integrity and availability of electronic PHI. HIPAA also imposes certain notification requirements in the event of a breach of unsecured PHI.

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
On January 30, 2023, the Biden Administration announced its intent to end the COVID-19 public health emergency on May 11, 2023, at which time the Notification of Enforcement Discretion will also likely terminate. As such, upon the termination of the Notification of Enforcement Discretion, or if Eventbrite’s activities were to fall outside the scope of the Notification of Enforcement Discretion, or OCR were to interpret or apply the Notification of Enforcement Discretion in a manner inconsistent with our existing data management practices or product features, violations of the HIPAA provisions could result in civil and/or criminal penalties, including significant fines and up to 10 years in prison. Failure to comply with these regulations may result in, among other things, civil, criminal and contractual liability, fines, regulatory sanctions and damage to the Company’s reputation.
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
Outside the United States, personal data and other user data is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of information that is collected, processed and transmitted in or from the governing jurisdiction. Foreign data protection, privacy, information security, user protection and other laws and regulations are often more restrictive and rigorous than those in the United States. In particular, the European Union and the European Economic Area (EEA) and their member states traditionally have taken broad views as to types of data that are subject to privacy and data protection laws and regulations and have imposed greater legal obligations on companies in this regard. In the EEA, we are subject to the General Data Protection Regulation 2016/679 (GDPR), which applies to any company established in the EEA as well as to those outside the EEA if they collect and use personal data in connection with the offering of goods or services to individuals in the EEA or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers.
Further, following the withdrawal of the United Kingdom from the European Union and the expiry of the transition period, from January 1, 2021, we are required to comply with the GDPR as implemented in the United Kingdom, which together with the amended United Kingdom Data Protection Act 2018 (together, the UK GDPR), retains in large part the GDPR in United Kingdom national law. The UK GDPR mirrors the fines under the GDPR, e.g. we could be fined up to the greater of €20 million/£17.5 million or 4% of global turnover under each regime. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term following the UK government’s recent consultation on proposals for wide-ranging reform to the UK GDPR, and how data transfers to and from the United Kingdom will be regulated in the long term after expiry of the EU-UK adequacy decision in June 2025. These changes may lead to additional compliance costs and could increase our overall risk exposure.
In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. For example, on September 18, 2020, Brazil enacted a data protection law that imposes strict obligations related to data processing that are similar to those in the GDPR. The penalties for non-compliance with this law became applicable on August 1, 2021 and allow for, among other corrective measures, fines of up to R$50 million per violation. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services, require significant changes to our operations or even prevent us from offering certain services in jurisdictions in which we operate.
Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the United Kingdom to the United States. For example, on July 16, 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-US Privacy Shield Framework (Privacy Shield) under which personal data could be transferred from the EEA to United States entities which had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of an alternative mechanism, the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and laws governing rights of individuals and additional measures and/or contractual provisions may need to be put in place; the nature of these additional measures, however, is currently uncertain. Additionally, the European Commission has published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The revised standard contractual clauses apply only to the transfer of personal data outside of the EEA and not the United Kingdom; the UK’s Information Commissioner’s Office issued its own standard form of contract for international data transfers. The new UK clauses must be used for new data transfers from September 21, 2022; existing data transfers must be migrated to the new UK clauses by March 21, 2024.. These recent developments will require us to review and amend the legal mechanisms by which we transfer and/or receive personal data to/from the United States. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results
In addition, the EU Commission has proposed a new ePrivacy Regulation that would address various matters, including provisions specifically aimed at the use of cookies to identify an individual’s online behavior, and any such ePrivacy Regulation may provide for new compliance obligations and significant penalties. While the text of the ePrivacy Regulation is still under development, recent European court decisions and regulators’ recent guidance, are driving increased attention to cookies and tracking technologies. For example, in December 2022, the CNIL fined Microsoft EUR 60 million for cookie consent violations. Further, in December 2022, the Irish data protection authority fined Meta EUR 210 million and Instagram EUR 180 million for unlawful behavioral advertising activities, including the failure to have a legitimate legal basis for processing and failure to provide sufficient transparency in processing. Any of these changes to European data protection law or its interpretation, including if the trend of increased enforcement by regulators of the strict approach in recent guidance and decisions continues, could disrupt and harm our business.
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
Any failure(s) by us and/or various third-party service providers and partners with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in the unauthorized release of personal data or other user data, or the perception that any such failure or compromise has occurred, could damage our reputation, result in a loss of creators or attendees, discourage potential creators and attendees from trying our platform and/or result in fines and/or proceedings by governmental agencies and/or users, any of which could have an adverse effect on our business, results of operations and financial condition. In addition, given the breadth and depth of changes in data protection obligations, ongoing compliance with evolving interpretations of the GDPR, UK GDPR, U.S. state data protection and privacy laws, and other regulatory requirements requires time and resources and a review of the technology and systems currently in use against the requirements of GDPR, UK GDPR, U.S. state data protection and privacy laws, and other regulations.
Changes in Internet search engine algorithms and dynamics, our search engine visibility and rankings, search engine disintermediation, changes in marketplace rules or changes in privacy and consumer data access could have a negative impact on traffic for our sites or functionality of our product and ultimately, our business and results of operations.
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
In addition, changes to third-parties’ privacy and consumer data access policies have in the past, and may in the future, negatively impact the functionality of our product. For example, in late 2021, Apple and Facebook made a series of policy changes that significantly impacted the ability of advertisers, including creators using Boost, to target ads. In response to these changes, we launched a new dynamic events product in November 2021, although there can be no assurances that this product will effectively address these third-party policy changes or the extent to which it will do so. Such third parties’ changes may render our products less effective, obsolete or require us to divert engineering resources to retool our products rather than releasing new functionality. This may ultimately harm our business, results of operations and financial condition.
Data loss or security breaches could harm our business, reputation, brand and results of operations.
Security breaches, computer malware and computer hacking attacks have become more prevalent across industries and may occur on our systems or those of our third-party service providers or partners. Despite the implementation of security measures, our internal computer systems and those of our third-party service providers and partners are vulnerable to damage from computer viruses, hacking and other means of unauthorized access, denial of service and other attacks, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of our transition to a primarily remote workforce, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. In addition to unauthorized access to or acquisition of personal data, confidential information, intellectual property or other sensitive information, such attacks could include the deployment of harmful malware and ransomware, and may use a variety of methods, including denial-of-service attacks, social engineering and other means, to attain such unauthorized access or acquisition or otherwise affect service reliability and threaten the confidentiality, integrity and availability of information. For example, we have experienced in the past, and could experience in the future, credential stuffing attacks in which malicious third parties used or attempted to use credentials compromised in data breaches suffered by other companies to access accounts on our platform. These credential stuffing attacks have in the past, and may in the future, result in the unauthorized takeover of a customer's account and the illegal abuse of account privileges to misdirect funds to bank accounts owned or controlled by such criminal actors, which may subject us to liability for illegal transactions. It is possible that incidents of account takeover fraud could increase in the future. The misuse of our products or services for illegal or improper purposes could subject us to claims, individual and class action lawsuits, and government and regulatory investigations, prosecutions, enforcement actions, inquiries, or requests that could result in liability and reputational harm for us. While we employ security measures to prevent, detect, and mitigate potential for harm to our users from the theft of or misuse of user credentials on our network, these security measures may not be effective in every instance and may require significant costs. Furthermore, the prevalent use of mobile devices increases the risk of data security incidents. In addition, misplaced, stolen or compromised mobile devices used at events for ticket scanning, or otherwise, could lead to unauthorized access to the device and data stored on or accessible through such device. We have in the past experienced breaches of our security measures, and our platform and systems are at risk for future breaches as a result of third-party action or employee, service provider, partner or contractor error or malfeasance. For example, in June 2018, we publicly announced that a criminal was able to penetrate the Ticketfly website and access certain consumer data, including names, email addresses, shipping addresses, billing addresses and phone numbers. We incurred costs related to responding to and remediating this incident and suffered a loss of revenue for the period during which the Ticketfly platform was disabled. This cyber incident delayed the completion of the integration of Ticketfly, which resulted in extended customer migration time and slower realization of synergies. We may be subject to litigation and experience reputational harm, and have been subject to claims and suffered customer loss, related to cybersecurity incidents. In the future, our financial performance may be impacted further if we face additional costs and expenses from customer compensation and retention incentives, creator loss, regulatory inquiries, litigation and further remediation and upgrades to our security infrastructure. Although we have insurance coverage, our policy may not cover all financial expenses related to cybersecurity incidents.
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
Historically, for qualified creators who applied for payments in advance of their events to fund event-related costs, we passed proceeds from ticket sales to the creators prior to the events as we received the ticket sales proceeds, subject to certain limitations. We refer to these payments as advance payouts. When we provide advance payouts, we assume significant risk that the event may be cancelled, postponed, fraudulent, materially not as described or removed from our platform due to its failure to comply with our terms of service, merchant agreement or community guidelines, resulting in significant chargebacks, refund requests and/or disputes between attendees and creators. This risk was exacerbated by the unprecedented nature of the COVID-19 pandemic. The terms of our standard merchant agreement obligate creators to repay us for ticket sales advanced under such circumstances. However, we may not be able to recover our losses from these events. Such unrecoverable amounts and third-party fees could equal up to the value of the transaction or transactions settled to the creator prior to the event that has been postponed or cancelled or is otherwise disputed. This amount could be many multiples of the fees we collected from such transactions.
We make advanced payouts to paid creators who qualify and accept the Company's standard or negotiated terms and conditions. As of December 31, 2022, advance payouts outstanding was approximately $193.1 million.
Further, we have experienced fraudulent activity on our platform in the past, including fake events in which a person sells tickets to an event but does not intend to hold an event or fulfill the ticket, email spam being sent through our platform, a third-party taking over the account of a creator to receive payments owed to such creator or orders placed with fraudulent or stolen credit card data and other erroneous transmissions. Although we have measures in place to detect and reduce the occurrence of fraudulent activity on our platform, those measures are not always effective. These measures must be continually improved and may not be effective against evolving methods of fraud or in connection with new platform offerings. If we cannot adequately control the risk of fraudulent activity on our platform, it could harm our business, results of operations and financial condition.
The pricing and composition of our packages may affect our ability to attract or retain creators.
Our event creators can select from different pricing packages based on the features required, service level desired and budget. We assess the pricing and composition of our pricing packages based on prior experience, feedback from creators and data insights, and we may periodically adjust the pricing and composition of our packages, including a recent price increase that was our first price adjustment since 2018. Creators’ price sensitivity may vary by location, and as we expand into different countries, our pricing packages may not enable us to compete effectively in these countries. In addition, if our platform or services change, then we may need to, or choose to, revise our pricing and composition. Such changes to our pricing model, package composition or our ability to efficiently price our packages and solution could harm our business, results of operations and financial condition and impact our ability to predict our future performance.
Our payments system depends on third-party providers and is subject to risks that may harm our business.
We rely on third-party providers to support our payments system. Over 90% of revenue on our platform is associated with payments processed through our internal payment processing capabilities, called EPP. EPP uses a combination of multiple external vendors to provide a single, seamless payments option for creators and attendees. In 2023, we plan to begin onboarding and facilitating payouts for creators through Stripe, Inc. in certain geographies as part of our EPP offering. Beyond EPP, the remainder of creators’ paid ticket sales are processed through linked, creator-owned, third-party accounts, including PayPal and Authorize.net, which we call Facilitated Payment Processing (FPP). We plan to transition creators to EPP and consider discontinuing FPP in the near- to medium-term (except in global markets where we do not support EPP). While we do not believe transitioning creators to EPP will have a material impact on creators' or consumers' user experience, it is possible that creators currently using FPP will choose to leave our platform rather than transition to EPP, which would harm our business, results of operations and financial condition.

As a complex, multi-vendor system with proprietary technology added, EPP relies on banks and third-party payout partners and third-party payment processors, including payment facilitators to process payment transactions through various channels including by accessing various payment card networks. These features are designed to enable creators to manage payments in an easy and efficient manner. Any of our payment providers and vendors that do not operate well with our platform could adversely affect these payments services and, in turn, EPP and our business. We have multiple integrations in place at one time allowing for back up processing alternatives on EPP if a single provider is unable or unwilling to process any given transaction, payment method or currency. However, if any or some of these providers do not perform adequately, determine certain types of transactions as prohibitive for any reason or fail to identify fraud, if these providers’ technology does not interoperate well with our platform, or if our relationships with these providers were to terminate unexpectedly, creators may find our platform more difficult to use and the ability of creators using our platform to sell tickets could be adversely affected, which could cause creators to use our platform less and harm our business.
We must also continually integrate various payment methods used both within the United States and internationally into EPP, including new features such as Apple Pay, Google Pay, and “buy now, pay later” functionality provided by third-party platforms. To enhance our acceptance in certain international markets we have in the past adopted, and may in the future adopt, locally-preferred payment methods and integrate such payment methods into EPP, which may increase our costs and also require us to understand and protect against unique fraud and other risks associated with these payment methods. For example, in Brazil we localized our platform to allow the use of boleto bancário (bank slip) as a payment method, and we invested capital and management attention to achieve this. If we are not able to integrate new payment methods into EPP effectively, our business, results of operations and financial condition could be harmed.
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
We pay recoupable advances and/or non-recoupable payments to certain creators when we are contractually obligated to do so. We have in the past, and may in the future, pay recoupable advances and/or non-recoupable payments to certain creators when entering into exclusive ticketing or services agreements. If these arrangements do not perform as we expect or the scheduled events are cancelled, our business, results of operations and financial condition may be harmed.
We pay recoupable advances and/or non-recoupable payments to certain creators when entering into exclusive ticketing or services agreements or when we are contractually obligated to do so. We have in the past, and may in the future, pay recoupable advances (also referred to as creator advances) and non-recoupable payments (also referred to as creator signing fees) to certain creators in order to incentivize them to organize certain events on our platform or obtain exclusive rights to ticket their events. In contrast to advance payouts, non-recoupable payments and recoupable advances (together, upfront payments) involve provision of Eventbrite’s own capital from our operating accounts rather than an advance payment to creators of attendees’ funds from our trust accounts prior to the completion of the events to which such attendees purchased tickets.
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
In March 2020, in light of the COVID-19 pandemic, we limited the circumstances under which we would agree to provide upfront payments to creators entering into new or renewed contracts. We also renegotiated the upfront payment portion of some of our existing contracts with certain creators when such creators have missed contractual minimums to qualify for upfront payments, when such creators have experienced material adverse changes to their business or operations, or as part of contract renewal or restructuring discussions. We are continuing to evaluate our practices on upfront payments, and we do not know when, or if, we will expand the circumstances under which we offer upfront payments to new or renewing creators in the future. We believe any lack of upfront payments will put us at a competitive disadvantage to ticketing solutions that offer speculative cash incentives to newly acquired or renewing creators.
The multi-year exclusive arrangements that we entered into between 2017 and 2022 had an average term of 36 months and were typically for exclusive ticketing rights. Creator signing fees, net, including noncurrent balances, were $1.7 million and $3.4 million as of December 31, 2022 and December 31, 2021, respectively, and, as of December 31, 2022, these payments were being amortized over a weighted-average remaining life of 3.6 years on a straight-line basis.
Creator advances, net, including noncurrent balances, were $0.7 million and $0.9 million as of December 31, 2022 and December 31, 2021, respectively. We pay these advances based on the expectations of future ticket sales on our platform by such creators. We make the decision to make these payments based on our assessment of the past success of the creator, past event data, future events the creator is producing and other financial information. We customarily include commercial and legal protections in our contracts that include advances, such as issuing the advance only after the creator begins selling tickets on our platform and requiring a third-party to guarantee the obligations and liabilities of the creator receiving such a payment, to mitigate the financial risk of making these payments. However, event performance may vary greatly from year-to-year and from event to event. If our assumptions and expectations with respect to event performance prove wrong or if a counterparty defaults or an event is not successful or is canceled, our return on these advances will not be realized and our business, results of operations and financial condition could be harmed.
We may not be able to generate sufficient cash flows or raise the additional capital necessary to fund our operations or other liquidity needs.
As of December 31, 2022, we had cash and cash equivalents of $539.3 million, of which $309.3 million was cash held on behalf of and due to our creators. Our net revenue for the year ended December 31, 2020 was $106.0 million, a decrease of $220.8 million from the year ended December 31, 2019. Our net revenues were $260.9 million and $187.1 million for the year ended December 31, 2022 and 2021, respectively, and the net cash provided by operating activities was $8.6 million and $85.8 million for the year ended December 31, 2022 and 2021, respectively.
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
Certain provisions in the Convertible Notes and the indentures governing the Convertible Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change (as defined in the indenture governing the Convertible Notes), then noteholders will have the right to require us to repurchase their Convertible Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change (as defined in the indentures governing the Convertible Notes), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Convertible Notes and the indentures governing the Convertible Notes could increase the cost of acquiring us or otherwise discourage a third-party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.
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
As a result of certain decisions we made in March 2020, we have in the past, and may in the future, face legal escalations from creators who did not receive advance payout payments, which may harm our business, results of operations and financial condition. Further, as a result of our April 2020 decision to refocus our strategy on acquiring and retaining creators who use our platform with limited training, support or professional services, we have in the past, and may in the future, face legal escalations from creators for whom we are no longer providing certain services, which may harm our business, results of operations and financial condition. We have in the past, and may in the future, also face legal escalations from creators who did not meet contractual minimums or other contractual conditions to receive upfront payments or other creator advances, which may harm our business, results of operations and financial condition. We may experience an increase in employment claims against us as a result of our April 2020 and February 2023 global workforce reductions, which may harm our business, results of operations and financial condition. In addition, class action lawsuits have been filed against other players in the live events space, including StubHub and Live Nation, over their refund policies in response to events cancelled due to COVID-19. In June 2020, a similar lawsuit was filed against us, and it is possible that we will become subject to other similar claims, which may harm our business, results of operations and financial condition. Such actions, and other actions we may have taken or may take in the future in response to the COVID-19 pandemic and its impact on our business, may subject us to additional legal claims or additional liability, which may harm our business, results of operations and financial condition.
Unfavorable outcomes in legal proceedings may harm our business and results of operations.
Our business and results of operations may be affected by the outcome of pending and future litigation, claims, investigations, legal and administrative cases and proceedings, whether civil or criminal, or lawsuits by governmental agencies or private parties. Regardless of whether or not there is merit to the claims underlying any legal proceedings to which we are subject, and regardless of whether or not we are found as a result of such proceedings to have violated any applicable laws, such proceedings can be expensive to defend or respond to, and could result in substantial costs and diversion of management's attention and resources, which could harm our business, and potentially could cause substantial and irreparable harm to our public reputation. Moreover, if the results or settlement of these legal proceedings are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have an adverse effect on our business, results of operations, financial condition and reputation. Further, our liability insurance coverage may not be sufficient to satisfy, or may not cover, any expenses or liabilities that may arise. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, results of operations and financial condition.
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
We may also compete with potential entrants into the market that currently do not offer the same services but could potentially leverage their networks in the market in which we operate. For instance, large e-commerce companies such as eBay and Amazon have in the past operated, or currently operate, within the ticketing space. In addition, other large companies with large user-bases that have substantial event-related activity, such as Facebook, Spotify and Zoom, have products in the events space. These competitors may be better able to undertake more extensive marketing campaigns, build products and features faster than we can and/or offer their solutions and services at a discount to ours. Furthermore, some of our competitors may customize their products to suit a specific event type, category or customer. We also compete with self-service products that provide creators with alternatives to ticket their events by integrating such self-service products with creators’ existing operations. If we are unable to compete with such alternatives, the demand for our solutions could decline.
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
In 2022 and 2021 we derived 25% and 24%, respectively, of our net revenue from outside of the United States. We currently have various offices outside the United States, including offices in the United Kingdom, India, Ireland, Spain, Australia and Argentina. We have concentrated engineering and business development teams in Argentina, India and Spain. Our international operations and results are subject to a number of risks, including:
•currency exchange restrictions or costs and exchange rate fluctuations, particularly in Argentina, and the risks and costs inherent in hedging such exposures;
•difficulties in managing and staffing international operations, including due to differences in employment laws and regulations and collective bargaining processes;
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
A significant number of our employees, including engineers, are located in Argentina, and therefore, a portion of our operating expenses are denominated in Argentine pesos. As of December 31, 2022, we had a total of 158 employees located in Argentina, of which 120 are engineers. If high inflation rates together with current foreign exchange currency controls continue, it could have a negative impact on our results of operations as it would increase our operating expenses. Our business activities in Argentina also subject us to risks associated with changes in and interpretations of Argentine law, including laws related to employment, the protection and ownership of intellectual property and U.S. ownership of Argentine operations. Furthermore, if we had to scale down or close our Argentine operations, there would be significant time and cost required to relocate those operations elsewhere, which could have an adverse impact on our overall cost structure.
The Argentine government has historically exercised significant influence over the country’s economy. For example, since September 2019, the Argentine government has enacted a series foreign exchange currency controls. These controls include restrictions on Argentine citizens and Argentinian companies’ abilities to purchase U.S. dollars, transfer money to foreign accounts and make payments of dividends or payments for services by related parties without permission from the Argentine government. These controls have become stricter during the pandemic; currently it is challenging, and at times not possible for citizens in Argentina to formally access the exchange market, and strategies available for the purchase of foreign currency outside of the exchange market are largely cost prohibitive. This situation has rendered it more difficult to fund our operations in Argentina, including cash compensation programs for our employees based there. We are also currently unable to offer our Employee Stock Purchase Plan (ESPP) program to our employees in Argentina. The increase of the local inflation rates and the local currency devaluation have exacerbated these issues, drastically reducing the purchasing power of our local employees’ salaries, because the purchase of certain goods and services in Argentina remains tied to the market value of the US dollar. In addition, it is possible that the Argentine government may impose additional controls on the foreign exchange market and on capital flows from and into Argentina in response to capital flight or depreciation of the Argentine peso. These restrictions may have a negative effect on the economy and harm our business if imposed in an economic environment where access to local capital is tightly constrained.
Additionally, Argentina’s economy and legal and regulatory framework have at times suffered radical changes, due to significant political influence and uncertainties. Currently, Argentina's federal government is conducting negotiations with respect to the restructuring of their sovereign debt. Such policies, and the ongoing restructuring negotiations, could destabilize the country and, consequently, its provinces, and adversely affect our business and operating expenses.
Doing business in Argentina poses additional challenges, such as finding and retaining qualified employees, particularly management-level employees, navigating local bureaucracy and infrastructure-related issues and identifying and retaining qualified service providers, among other risks. Among these, the ability to retain employees without the possibility to offer alternatives that enable them to regain their salary value have been particularly challenging, and said difficulties are expected to continue or even increase. Argentina's fragile economic environment has been challenged by the COVID-19 pandemic. From March 2020 through December 2021, the Argentine government introduced several measures designed to address the COVID-19 pandemic, which resulted in a significant slowdown in economic activity that adversely affected economic growth in 2020 and may continue to adversely affect economic growth in 2023 although this cannot be currently quantified. Furthermore, despite recent enactments of local anti-corruption and anti-bribery legislation in a number of developing markets such as Argentina, it may still be more common than in the United States for others to engage in business practices prohibited by laws and regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act or similar local anti-bribery laws. In turn, the decrease in investors’ confidence, among other factors, could have a significant adverse impact on the development of the Argentine economy, which could harm our business, results of operations and financial condition. Our commitment to legal compliance could put us at a competitive disadvantage, and any lapses in our compliance could subject us to civil and criminal penalties that could harm our business, results of operations and financial condition.
Our metrics and estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics may seriously harm and negatively affect our reputation and our business.
We regularly review metrics to evaluate growth trends, measure our performance, and make strategic decisions. These metrics are calculated using internal company data and have not been validated by an independent third-party. Errors or inaccuracies in our metrics or data could result in incorrect business decisions and inefficiencies. Furthermore, if we discover material inaccuracies in our metrics, we may not be able to accurately assess the health of our business and our reputation and our business may be harmed.
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
Our failure to comply with the various export controls and trade and economic sanctions laws and regulations to which we are subject could subject us to liability, including civil and criminal penalties, or restrictions on sales.
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
Failure to comply with applicable anti-money laundering and payments laws and regulations could harm our business and results of operations.
Our platform uses payments services for ticket purchases and to make payments to event organizers. We rely upon third-party payment services providers to provide key aspects of these payment services. The laws and regulations related to payments are complex, subject to change, and vary across different jurisdictions in the United States and globally. Furthermore, changes in these laws, rules and regulations, including in their interpretation and application, have occurred and may occur in the future, which may impact our business practices. There have recently been several ongoing efforts in the United States to expand anti-money laundering regulations to cover additional businesses and payment services, and changes to these laws and regulations can happen quickly. Given the complex and constantly evolving nature of these laws and regulations, we are required to spend significant time, resources, and effort to assess their application and any compliance measures needed.
If we are deemed to be subject to any anti-money laundering or payments regulatory regime, we may need to make changes to our business practices or compliance programs, which may require significant resources and may impact our business and results of operations. This may also require us to obtain licenses and registrations in multiple jurisdictions in order to continue some or all of current business operations in those jurisdictions. If we are deemed to be subject to any of these regulations and not in compliance with them, we may need to change our business practices and may become subject to investigation, civil or criminal actions, fines, penalties, forfeiture, remedial measures, costs, legal fees, reputational damage, or other negative consequences in one or more jurisdictions by federal, state, or local regulators, all of which may harm our business, results of operations, and financial condition. In addition, any noncompliance with anti-money laundering or payments regulations or laws by our third-party payment services providers or other partners in performing services for us could impact our reputation, divert substantial resources, result in liabilities, force us to restructure, or require changes in payments options, which may harm our business and results of operations.
Additionally, we and our third party payment service providers are subject to the Payment Card Industry Data Security Standard (PCI-DSS), and if we or they experience substantial losses related to payment card transactions or in the event of noncompliance with the PCI-DSS, we may choose to, or be required to, cease accepting certain payment cards for payment and may be subject to penalties.
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
In general, under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” (generally, a greater than 50 percentage point change in our equity ownership by certain stockholders or groups of stockholders) is subject to limitations on its ability to utilize its pre-change net operating losses ("NOLs") to offset future taxable income. We have undergone ownership changes in the past, which have resulted in limitations on our ability to utilize our NOLs, and future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. The existing NOLs of some of our subsidiaries may be subject to limitations arising from ownership changes prior to, or in connection with, their acquisition by us. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that, due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize some portion of our NOLs even if we attain profitability.
We have identified a material weakness in our internal control over financial reporting and, as a result, determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2022, which resulted in the restatement of our previously issued unaudited condensed consolidated financial statements. Failure to remediate the identified material weakness and maintain effective internal control over financial reporting and disclosure controls and procedures in future periods could have a material adverse effect on our financial statements.
On February 27, 2023, the Audit Committee of our Board of Directors, after discussion with management, determined that the previously filed unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2022 and the nine months ended September 30, 2022 as included in the Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2022 and September 30, 2022, respectively, should no longer be relied upon as a result of an error in the presentation in our condensed consolidated statements of cash flows primarily related to cash balances held on behalf of creators that are denominated in currencies other than the functional currency. The effect of exchange rate changes on cash balances were not disclosed as a separate item in the reconciliation of beginning and ending balances of cash. Additionally, the unrealized foreign currency transaction gains and losses were not disclosed as a reconciliation of net loss and net cash flow from operating activities. As a result, we amended and restated the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and the nine months ended September 30, 2022.
In evaluating the root cause for the misstatements, we identified a material weakness in internal control over financial reporting and, as a result, determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2022. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent or detect material misstatements in our interim or annual consolidated financial statements due to error or fraud.
The identified material weakness in our internal control over financial reporting relates to the lack of an effectively designed control activity over the presentation of unrealized foreign currency transaction gains and losses and effects of exchange rate changes on cash, cash equivalents and restricted cash within the consolidated statements of cash flows. The material weakness resulted in a restatement of the Company’s previously filed consolidated financial statements as of and for each of the periods ended June 30, 2022 and September 30, 2022 and a revision to the consolidated financial statements as of and for the year ended December 31, 2021, including the quarterly periods therein, as of and for the year ended December, 31 2020 and for the quarterly period ended March 31, 2022. We are in the process of remediating the material weakness. If our plans to remediate the material weakness are not sufficient, or if we identify additional control deficiencies that individually or in the aggregate constitute one or more material weaknesses or we otherwise fail to maintain effective disclosure controls and procedures or internal control over financial reporting in the future, our ability to accurately record, process, and report financial information and consequently, our ability to prepare financial statements within required time periods, could be adversely affected, which may negatively impact the confidence level of our stockholders and other market participants as well as our ability to remain listed on the New York Stock Exchange (NYSE). Failure to properly remediate the material weakness or the discovery of additional material weaknesses could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or detect material misstatements in our interim or annual consolidated financial statements due to fraud or errors.
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
In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. The global stock markets have experienced, and may continue to experience, significant volatility, and the price of our Class A common stock has been volatile and has decreased significantly. The COVID-19 pandemic and other geopolitical events have had, and are likely to continue to have, a significant effect on the market price of securities generally, including our Class A common stock. In the past, stockholders have filed securities class action litigation following periods of market volatility. See the risk factor above titled “Unfavorable outcomes in legal proceedings may harm our business and results of operations.”
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2022, our directors, executive officers and stockholders holding more than 5% of our outstanding shares, and their affiliates, beneficially owned in the aggregate a very large majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until September 20, 2028, the date that is the ten-year anniversary of the closing of our IPO. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. As of February 21, 2023, we had 81,935,793 shares of Class A common stock outstanding and 17,640,167 shares of Class B common stock outstanding.
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
Our amended and restated bylaws designate certain state or federal courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court or other state courts located within the State of Delaware) will be the exclusive forum for:
•any derivative action, suit or proceeding brought on our behalf;
•any action, suit or proceeding asserting a breach of fiduciary duty;
•any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; or
•any action asserting a claim against us that is governed by the internal affairs doctrine.
Our amended and restated bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.
These provisions are intended to benefit and may be enforced by us, our officers and directors, the underwriter for any offering giving rise to such complaint, and any other professional or entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying this offering. Notwithstanding the foregoing, these provisions do not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal courts of the United States have exclusive jurisdiction.
These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease approximately 13,335 square feet of space in San Francisco, California for our headquarters under a lease agreement that expires in September 2023. We also lease facilities in Nashville, Tennessee and Los Angeles, California, as well as offices in Argentina, Australia, India, Ireland, Spain and the United Kingdom to support our global team.

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

Holders of Record
As of February 21, 2023, there were 51 holders of record of our Class A common stock and 59 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

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
The following graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the S&P North American Technology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on September 20, 2018, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2022. The returns shown are based on historical results and are not intended to suggest future performance.

Stock Performance Graph
220
200
180
160
140
120
100
80
60
40
20
-
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
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
Revision of Previously Issued Consolidated Financial Statements
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” gives effect to the revision of our consolidated statements of cash flows for the years ended December 31, 2021 and 2020, as more fully described in Note 1 to the Notes to Consolidated Financial Statements – Revision of Previously Issued Consolidated Financial Statements, included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Overview
Our mission is to bring the world together through live experiences, and since inception, we have been at the center of the experience economy, helping to transform the way people organize and attend events.
Eventbrite connects event creators - the people who bring others together to share their passions, artistry and causes through live experiences - with their audiences. Through our highly-scalable self-service platform, we enable event creators to plan, promote and sell tickets to their events. Our consumer-facing experiences enable event seekers to find experiences they love and serve as a demand generating engine for event creators. In 2022, more than 800,000 creators held over five million free and paid events using Eventbrite, issuing nearly 285 million tickets to consumers on our global marketplace.
Our event creators are entrepreneurs who express their passions and skills through live events. To meet creators’ most pressing needs, we are focused on delivering products that grow their audience reach and generate demand for their events. We are also investing in an enhanced event discovery experience for consumers. As more creators and consumers view Eventbrite as a trusted place for live events, we believe we can drive more ticket sales and enhance our market position as a leading live events marketplace.
The Eventbrite platform empowers creators of free and paid events. Creators of free events currently use our ticketing features for free, and we charge creators of paid events on a per-ticket basis when an attendee purchases a ticket for an event. Today, we derive substantially all of our revenues from ticketing services. We also offer premium marketing tools to help event creators sell more tickets, build their audiences and grow their businesses.
The global COVID-19 pandemic tested our mission, our company and event creators in unprecedented ways. While in 2022, events in our core geographies largely occurred without federal, state or local COVID-19 restrictions, our operations were notably impacted during periods of accelerating case counts, which led to temporary shifts in creator and consumer confidence and behavior. The ongoing effects of COVID-19 and its variants, along with other geopolitical and macroeconomic events, including but not limited to shifts in consumer behavior, inflation, increased labor costs, rising interest rates, economic recession and other factors, may cause creators to scale back events which could materially and adversely affect our paid ticket volume, and consequently our net revenue and financial results. We may implement mitigation actions in response to these factors, including further modifications to our operating strategies, which may have an adverse impact on our business.
Resource Reduction and Global Reallocation Plan
On February 27, 2023, our Board of Directors approved a restructuring plan (the “Plan”) that is designed to reduce operating costs, drive efficiencies by consolidating development and support talent into regional hubs, and enable investment in key opportunities for long-term growth. The Plan eliminates approximately 8% of existing roles and relocates approximately 30% of remaining roles to lower cost locations. The Plan also includes a real estate reduction to reflect the geographic distribution of our employees as well as reductions in vendor and other costs.

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
Paid Ticket Volume
Our success in serving creators is measured in large part by the number of tickets sold on our platform that generate ticket fees, referred to as paid ticket volume. We consider paid ticket volume an important indicator of the underlying health of our business.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Paid ticket volume	87,056	67,427	47,092
Paid ticket volume change (%)	29%	43%	(57)%
Our paid ticket volume for events outside of the United States represented 39%, 35% and 39% for the years ended December 31, 2022, 2021 and 2020, respectively.
Adjusted EBITDA
Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes and in evaluating acquisition opportunities.
We calculate Adjusted EBITDA as net loss adjusted to exclude depreciation and amortization, stock-based compensation expense, interest expense, loss on debt extinguishment, direct and indirect acquisitions related costs, employer taxes related to employee equity transactions, other income (expense), net, which consisted of interest income, foreign exchange rate gains and losses and changes in fair value of term loan embedded derivatives, and income tax provision (benefit). Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP.

The following table presents a reconciliation of our Adjusted EBITDA to the most comparable GAAP measure, net loss, for each of the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net loss	$(55,384)	$(139,080)	$(224,718)
Add:
Depreciation and amortization	14,860	18,716	22,610
Stock-based compensation	53,356	47,523	40,215
Interest expense	11,269	16,267	24,586
Loss on debt extinguishment	—	49,977	—
Direct and indirect acquisition related costs(1)	—	—	190
Employer taxes related to employee equity transactions	849	2,544	1,190
Other (income) expense, net	(2,753)	3,630	1,932
Income tax provision (benefit)	126	1,428	(80)
Adjusted EBITDA	$22,323	$1,005	$(134,075)

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
For a discussion and comparison of the years ended December 31, 2021 and 2020, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2021 Annual Report on Form 10-K filed with the SEC on February 18, 2022. The following tables set forth our consolidated results of operations data and such data as a percentage of net revenue for the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Consolidated Statements of Operations
Net revenue	$260,927	$187,134	$106,006
Cost of net revenue	90,746	70,294	62,330
Gross profit	170,181	116,840	43,676
Operating expenses:
Product development	86,346	66,303	54,551
Sales, marketing and support	49,292	35,916	84,259
General and administrative	81,285	82,399	103,146
Total operating expenses	216,923	184,618	241,956
Loss from operations	(46,742)	(67,778)	(198,280)
Interest expense	(11,269)	(16,267)	(24,586)
Loss on debt extinguishment		(49,977)	—
Other income (expense), net	2,753	(3,630)	(1,932)
Loss before income taxes	(55,258)	(137,652)	(224,798)
Income tax provision (benefit)	126	1,428	(80)
Net loss	$(55,384)	$(139,080)	$(224,718)

	Year Ended December 31,
	2022	2021	2020
Consolidated Statements of Operations, as a percentage of net revenue
Net revenue	100%	100%	100%
Cost of net revenue	35	38	59
Gross profit	65	62	41
Operating expenses:
Product development	33	35	51
Sales, marketing and support	19	19	79
General and administrative	31	44	97
Total operating expenses	83	98	227
Loss from operations	(18)	(36)	(186)
Interest expense	(4)	(9)	(23)
Loss on debt extinguishment	—	(27)	—
Other income (expense), net	1	(2)	(2)
Loss before income taxes	(21)	(74)	(211)
Income tax provision (benefit)	—	1	—
Net loss	(21)%	(73)%	(211)%
Comparison of the years ended December 31, 2022 and 2021
Net Revenue
We generate revenues primarily from service fees and payment processing fees from the sale of paid tickets on our platform. We also derive a smaller portion of revenues from marketing services comprised of Eventbrite Boost, our suite of marketing tools, and Eventbrite Ads, our promoted listings feature, which help creators drive audience growth and increase reach to attendees. Our fee structure typically consists of a flat fee and a percentage of the price of each ticket sold by a creator. Revenue is recognized when control of promised goods or services is transferred to the creator, which is when the ticket is sold for service fees and payment processing fees. Net revenue excludes sales taxes and value-added taxes (VAT) and is presented net of estimated customer refunds, chargebacks and amortization of creator signing fees.

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Net revenue	$260,927	$187,134	$73,793	39%
The increase in net revenue during 2022 compared to 2021 was primarily driven by an increase in revenue from service fees and payment processing fees attributed to the growth in our paid ticket volume which increased by 19.6 million or 29%. Additionally, there was a decrease in refunds reserves of $2.4 million during the year ended December 31, 2022. This was attributable to lower cancellations and a decline in refund activity compared to 2021. The remainder of the increase in net revenue during 2022 consisted of a $1.6 million decrease in amortization of creator signing fees and $1.3 million increase in revenue from marketing services.
Net revenue per paid ticket was $3.00 in the year ended December 31, 2022 compared to $2.78 in 2021. The increase in net revenue per paid ticket during the year was primarily driven by the increase in our average ticket price and lower refunds per paid ticket reflecting a reduced impact of COVID-related event cancellations.
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

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Cost of net revenue	$90,746	$70,294	$20,452	29%
Percentage of total net revenue	35%	38%
Gross margin	65%	62%
The increase in cost of net revenue during the year ended December 31, 2022 compared to 2021 was primarily due to an increase of $20.7 million in payment processing costs associated with the increase in paid ticket volume and an increase in website hosting fees of $1.8 million, partially offset by a $2.2 million decrease in amortization of capitalized internal-use software development costs.
Our gross margin improved during the year ended December 31, 2022 compared to 2021 primarily due to improved fixed cost absorption as ticket volume and revenue increased.
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

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Product development	$86,346	$66,303	$20,043	30%
Percentage of total net revenue	33%	35%
The increase in product development costs during 2022 compared to 2021 was primarily driven by $19.1 million employee-related costs, of which $3.2 million related to increased stock-based compensation. The increase in employee-related costs was due to headcount growth in our product development and engineering organization, as we continue to focus our investment in building technology products on our platform.

Sales, marketing and support.
Sales, marketing and support expenses consist primarily of costs associated with our employees involved in selling and marketing our products and in public relations and communication activities, in addition to marketing programs spend. For our sales teams, this also includes commissions. Sales, marketing and support expenses are driven by investments to grow and retain creators and attendees on our platform, and improve the customer experience. Additionally, we classify certain creator-related expenses, such as refunds of the ticket price paid by us on behalf of a creator and reserves for estimated advance payout losses, as sales, marketing and support expenses.
Reserves for estimated advance payout losses were lower in 2022 compared to 2021, due to the lower loss trends observed and easing of COVID-19 related government restrictions. Due to the nature of the COVID-19 pandemic and ongoing variants, there is a high degree of uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our recorded reserves in the future to reflect our best estimates of future outcomes.

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Sales, marketing and support	$49,292	$35,916	$13,376	37%
Percentage of total net revenue	19%	19%
The increase in sales, marketing and support expenses during 2022 compared to 2021 consisted of increases of $6.7 million employee-related costs of which $2.7 million related to increased stock-based compensation, primarily due to headcount growth. Additionally, we recorded a $7.0 million reserve decrease during the year ended December 31, 2022, compared to a $10.0 million decrease recorded in 2021, which resulted in a $3.0 million increase in our expense driven by the advance payout reserve. The further reduction in advance payout reserve is attributed to continued improvements in the overall COVID-19 situation and the lower than anticipated losses since the start of the pandemic. The remaining increase was attributable to expenses for marketing our product and building brand awareness.
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

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
General and administrative	$81,285	$82,399	$(1,114)	(1)%
Percentage of total net revenue	31%	44%
The decrease in general and administrative expenses during 2022 compared to 2021 consisted of a $6.6 million decrease to creator upfront reserves, attributable to improvements since the start of the pandemic and repayments received on outstanding creator upfront balances. There was a $3.8 million decrease to creator upfront reserves during the year ended December 31, 2022 compared to a $2.8 million increase in creator upfront reserve recorded in 2021.
Additionally, there was a $4.3 million decrease in litigation settlement expenses. This was offset by a $5.4 million increase in employee-related costs due to headcount growth and a $1.5 million increase in consulting services. The remaining fluctuation is due to increases in various administrative expenses, including recruitment, and bank fees.
Interest Expense
Interest expense for the year ended December 31, 2022 consists primarily of cash interest expense and amortization of debt issuance costs on our 2025 Notes and 2026 Notes. Interest expense for the year ended December 31, 2021 also included cash interest expense, payment in kind interest expense and amortization of debt discount and issuance costs on our term loan under the May 2020 credit agreement, which was terminated on March 11, 2021.

In March 2021, we issued the 2026 Notes, which consisted of $212.75 million aggregate principal amount of 0.750% convertible senior notes due 2026. In June 2020, we issued the 2025 Notes, which consisted of $150.0 million aggregate principal amount of 5.000% senior notes due 2025.

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Interest expense	$11,269	$16,267	$(4,998)	(31)%
Percentage of total net revenue	4%	9%
The decrease in interest expense during 2022 compared to 2021 was primarily due to a $5.4 million decrease in interest on the term loans which were repaid in the first quarter of 2021.
Loss on debt extinguishment
In March 2021, we repaid in full the outstanding indebtedness under our May 2020 credit agreement by making payments of $125.0 million of principal, a $18.2 million make-whole premium, $9.0 million payment in kind interest and $1.0 million of accrued interest.

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Loss on debt extinguishment	$—	$49,977	$(49,977)	100%
Percentage of total net revenue	—%	27%
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

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Other income (expense), net	$2,753	$(3,630)	$6,383	176%
Percentage of total net revenue	1%	(2)%
The increase in other income during 2022 compared to 2021 was driven by a $6.4 million increase in interest income primarily due to rising interest rates in 2022. Additionally, there was a $2.7 million increase related to the employee retention credit recorded during the year ended December 31, 2022, which is a refundable credit against certain employment taxes incurred during COVID-19 for companies that meet certain requirements. The credit recorded in 2022 reflects the total amount the Company expects to recover for eligible expenses. See Note 2 "Employee Retention Credit". This was offset by a $2.7 million decrease due to foreign currency rate remeasurement fluctuations. We recognized foreign currency rate remeasurement losses during the year ended December 31, 2022, as a result of the strengthening of the U.S. dollar compared to the currencies with which we operate and process transactions.

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

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Income tax provision (benefit)	$126	$1,428	$(1,302)	(91)%
Percentage of total net revenue	—%	1%
The provision for income taxes decreased by $1.3 million in 2022 compared to 2021 and was primarily attributable to insignificant non-routine tax benefits and changes in our year-over-year jurisdictional mix of taxable earnings.
Liquidity and Capital Resources
As of December 31, 2022, we had cash and cash equivalents of $539.3 million, short-term investments of $84.2 million and funds receivable of $43.5 million. Our cash and cash equivalents includes bank deposits, U.S. Treasury bills, and money market funds held by financial institutions. Our short-term investment portfolio, which consists of U.S. Treasury bills, is designed to preserve principal and provide liquidity. Our funds receivable represents cash-in-transit from credit card processors that is received to our bank accounts within five business days of the underlying ticket transaction. As of December 31, 2022, approximately 27% of our cash was held outside of the United States. We do not expect to incur significant taxes related to these amounts. The cash was held primarily to fund our foreign operations and on behalf of, and to be remitted to, creators. Collectively, our cash and cash equivalents, short term investments and funds receivable balances represent a mix of cash that belongs to us and cash that is due to creators.
The amounts due to creators, which was $309.3 million as of December 31, 2022, are captioned on our consolidated balance sheets as accounts payable, creators. These ticketing proceeds are legally unrestricted, and beginning in the fourth quarter we invested a portion of creator cash in high quality U.S. Treasury bills. For qualified creators, we pass ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, we refer to these payments as advance payouts. When an advance payout is made, we reduce the cash and cash equivalents held for creators with a corresponding decrease to our accounts payable, creators, which reflects the release of the amount due to creators after ticket proceeds are remitted to the creator. As of December 31, 2022, advance payouts outstanding was approximately $193.1 million.
When we provide advance payouts, we assume risk that the event may be cancelled, fraudulent or materially not as described, resulting in significant chargebacks and refund requests. The terms of our standard merchant agreement obligate creators to repay us for ticket sales advanced under such circumstances. If the creator is insolvent or has spent the proceeds of the ticket sales for event-related costs, we may not be able to recover our losses from these events. The COVID-19 pandemic has increased the likelihood that we will not recover the losses from ticket sales advanced prior to the COVID-19 pandemic. Such unrecoverable amounts could equal up to the value of the ticket sales or amounts settled to the creator prior to the event that has been postponed or cancelled or is otherwise disputed. We record estimates for losses related to chargebacks and refunds based on various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, the nature of future events, the remaining time to event date, macro-economic conditions and current events, and actual chargeback and refund activity during the current year. The exposure on advance payouts issued since the third quarter of 2020 has typically experienced quicker resolution with more events being completed on time, which is attributed to lower-than-anticipated losses since the start of the COVID-19 pandemic. However, due to the nature of the COVID-19 pandemic and ongoing variants, there is a high degree of uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our recorded reserves in the future to reflect our best estimates of future outcomes, and we may pay in cash a portion of, all of, or a greater amount than the $13.1 million provision recorded as of December 31, 2022.
In June 2020, we issued the 2025 Notes and received aggregate net proceeds of $144.3 million. In March 2021, we issued the 2026 Notes, and received aggregate net proceeds of $207.0 million. We used $153.2 million of the proceeds from this offering to repay in full the outstanding indebtedness under our May 2020 credit agreement. The 2025 Notes mature on December 1, 2025 and the 2026 Notes mature on September 15, 2026. Under certain circumstances, holders may surrender their notes of a series for conversion prior to the applicable maturity date. Upon conversion, the notes may be settled in cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at our election.
We believe that our existing cash and short-term investments, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect.
Cash Flows
Our cash flow activities were as follows for the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$8,610	$85,834	$(157,957)
Investing activities	(89,502)	(2,533)	(12,657)
Financing activities	(2,079)	51,181	255,039
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(13,014)	$(6,753)	$1,065
Net increase (decrease) in cash, cash equivalents and restricted cash	$(95,985)	$127,729	$85,490
For a discussion and comparison of the years ended December 31, 2021 and 2020, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2021 Annual Report on Form 10-K filed with the SEC on February 18, 2022.
Comparison of Years Ended December 31, 2022 and 2021
Cash Flows from Operating Activities
The net cash provided by operating activities for the year ended December 31, 2022 was $8.6 million, which primarily resulted from our net loss of $55.4 million, adjusted for noncash charges primarily consisting of $53.4 million stock-based compensation expense, $14.9 million depreciation and amortization, and $3.4 million noncash operating lease expense. Additional cash was provided by changes in working capital consisting of a $31.4 million increase in accounts payable to creators due to an increase in paid ticket volume, offset by a $25.6 million decrease in funds receivable, $16.4 million cash paid for refunds and chargebacks and $12.3 million decrease in other accrued liabilities.
The net cash provided by operating activities for the year ended December 31, 2021 was $85.8 million, which primarily resulted from our net loss of $139.1 million, adjusted for noncash charges primarily consisting of $50.0 million loss on debt extinguishment, $47.5 million stock-based compensation expense, $18.7 million depreciation and amortization, and $4.6 million noncash operating lease expense. Additional cash was provided by changes in working capital consisting of a $97.9 million increase in accounts payable to creators due to an increase in paid ticket volume and $15.0 million other accrued liabilities, offset by $18.3 million cash paid for refunds and chargebacks.
Cash Flows from Investing Activities
The net cash used in investing activities of $89.5 million for the year ended December 31, 2022 consisted of $83.9 million purchases of short-term investments $3.0 million capitalized internal-use software development costs, $1.4 million purchases of property and equipment and $1.1 million holdback consideration associated with ToneDen acquisition.
The net cash used in investing activities of $2.5 million for the year ended December 31, 2021 consisted of $1.5 million capitalized internal-use software development costs and $1.0 million purchases of property and equipment.
Cash Flows from Financing Activities
The net cash used in financing activities of $2.1 million during the year ended December 31, 2022 was primarily due to $3.1 million proceeds from the exercise of stock options, offset by $6.6 million taxes paid related to net share settlement of equity awards.
The net cash provided by financing activities of $51.2 million during the year ended December 31, 2021 was primarily due to $207.0 million proceeds from issuing the 2026 Notes, net of issuance costs, and $18.5 million proceeds from the exercise of stock options, partially offset by $143.2 million repayment of term loans including prepayment premium, $18.5 million purchase of the 2026 Capped Calls in connection with the issuance of the 2026 Notes and $13.7 million in taxes paid related to the net share settlement of equity awards.
Effect of exchange rate changes on cash, cash equivalents and restricted cash
The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our consolidated statements of cash flows relates to certain of our assets, primarily cash balances held on behalf of creators that are denominated in currencies other than the functional currency. These cash assets held for creators are directly offset by a corresponding liability to creators. During the year ended December 31, 2022 and 2021, the effect of exchange rate changes on cash, cash equivalents, and restricted cash, resulted in reductions of $13.0 million and $6.8 million, respectively, primarily due to the strengthening of the U.S. dollar against certain currencies. The reductions are primarily attributed to the effect of exchange rate changes on cash balances held on behalf of creators, which can serve as a natural hedge for the effect of exchange rates on Accounts payable, creators presented within operating activities.
Concentrations of Credit Risk
As of December 31, 2022 there were no customers that represented 10% or more of our accounts receivable balance. As of December 31, 2021, one customer accounted for 11% of net accounts receivables. There were no customers that individually exceeded 10% of our net revenue during the years ended December 31, 2022 and 2021. We hold our cash with high-credit-quality financial institutions and manages credit risk of its short-term investments by investing its cash in high quality and highly liquid money market instruments and U.S. Treasury bills.
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
Use of Estimates
In order to conform with GAAP, we are required to make certain estimates, judgments and assumptions when preparing our consolidated financial statements. These estimates, judgments and assumptions affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. These estimates include, but are not limited to, the recoverability of creator signing fees and creator advances, chargebacks and refunds due to cancelled or postponed events, certain assumptions used in the valuation of equity awards, assumptions used in determining the fair value of business combinations, the allowance for credit losses, and indirect tax reserves. Due to the ongoing COVID-19 pandemic, along with other geopolitical and macroeconomic events, including inflation, rising interest rates and economic recession, there is uncertainty and significant disruption in the global economy and financial markets. We have had to make significant estimates in our consolidated financial statements, specifically related to chargebacks and refunds reserves due to cancelled or postponed events. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates and such differences could be material to our consolidated financial statements.
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
Impact if actual results differ from assumptions. The chargebacks and refunds reserve was $13.1 million and $21.4 million which primarily includes reserve balances for estimated advance payout losses of $11.2 million and $18.5 million as of December 31, 2022 and 2021, respectively. The decrease in the reserve balance during the year ended December 31, 2022 was the result of lower estimated losses from the advance payout program and estimated future refunds of fees, which were previously higher at the onset of the COVID-19 pandemic. Due to the nature of the COVID-19 pandemic and ongoing variants, it is possible that the reserve will not be sufficient and our actual losses could be materially different from our current estimates. We will adjust our reserves in the future to reflect our best estimates of future outcomes. We cannot predict the outcome of or estimate the possible recovery or range of recovery from these matters.
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
We record a reserve for creator signing fees and creator advances taking into consideration the recoverability of outstanding balances and changing facts and circumstances for each reporting period. Creator signing fees and creator advances are presented net of reserves on the consolidated balance sheets and were $1.7 million and $0.7 million respectively, as of December 31, 2022.
Assumptions and judgment. Reserves are recorded based on management’s assessment of various factors, including a creator’s payment history, the rate and timing of recovery for outstanding advances, recent ticket sales activity, the frequency and size of historical and planned future events, and macroeconomic conditions and current events that may impact a creator’s ability to generate future ticket sales. As of December 31, 2022, reserves relating to creator signing fees and creator advances were $6.9 million and $9.2 million, respectively.
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
We evaluate the recoverability of our acquired intangible assets for potential impairment whenever events or circumstances indicate that the carrying amount of the asset group may not be recoverable. Recoverability of the asset group is measured by a comparison of the carrying amounts to the undiscounted net cash flows the asset group is expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of the asset group is reduced to the fair value.

Assumptions and judgment. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology and trade names from a market participant perspective, useful lives and discount rates. Significant judgment and estimates are required in assessing impairment of long-lived assets, and goodwill including identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows, and determining appropriate discount rates. There was no impairment loss recorded on goodwill and acquired intangible assets for the years ended December 31, 2022 and 2021.
Impact if actual results differ from assumptions. As a result of the goodwill impairment assessment, management concluded goodwill was not impaired as of December 31, 2022 and does not believe that its reporting unit is at risk of failing the impairment test since the fair value of the reporting unit substantially exceeded the carrying value. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Actual future operating results and the remaining economic lives of our intangible assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations.
Stock-Based Compensation Expense
Critical estimates. We estimate the fair value of stock options and certain performance-based restricted stock units granted using the Black-Scholes option pricing model and Monte Carlo valuation model respectively. Determining the grant-date fair value of equity awards using either the Black-Scholes option-pricing model or the Monte Carlo method requires management to make assumptions and judgments. These estimates involve inherent uncertainties and, if different assumptions had been used, stock-based compensation expense could have been materially different from the amounts recorded. As we do not have sufficient historical stock price information to meet the expected life of the stock option grants, we use a blended volatility that includes our common stock trading history and supplements the remaining historical information with the trading history from the common stock of a set of comparable publicly-traded companies. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our stock price becomes available. The expected term of stock options granted has been determined using the simplified method, which uses the midpoint between the vesting date and the contractual term. Volatility used by the Monte Carlo valuation model is based on our common stock trading history for the past three years. The expected term of market-based restricted stock uses a contractual term of three years.
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
Indirect Tax Reserves
Critical estimates. Eventbrite is subject to indirect taxes such as sales and use tax, payroll tax, value-added tax, and goods and services tax in the U.S. and certain foreign jurisdictions. The evaluation of our indirect tax reserves involves significant judgment in the interpretation and application of GAAP and complex domestic and international tax laws.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We are exposed to market risk for changes in interest rates related primarily to balances of our financial instruments including cash and cash equivalents and short-term investments. As of December 31, 2022, we had cash and cash equivalents of $539.3 million and short-term investments of $84.2 million, which consisted primarily of money market funds and U.S. Treasury bills. The primary objective of our investment approach is to preserve capital principal and provide liquidity. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. A 10% change in the level of market interest rates would not have a material effect on our business, financial conditions or results of operations. In addition, our 2025 Notes and 2026 Notes (collectively referred to as "Notes") are subject to fixed annual interest charges. These Notes therefore are not exposed to financial or economic risk associated with changes in interest rates. However, the fair value of these Notes may fluctuate when interest rates change or can be affected when the market price of our Class A common stock fluctuates. We carry the convertible senior notes at face value less unamortized issuance cost on our balance sheet, and we present the fair value for required disclosure purposes only.
Foreign Currency Risk
Many creators live or operate outside the United States, and therefore, we have significant ticket sales denominated in foreign currencies, most notably the British Pound, Euro, Canadian Dollar and Australian Dollar. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Accordingly, we are subject to foreign currency risk, which may adversely impact our financial results. The functional currency of our international subsidiaries is the U.S. dollar. Movements in foreign exchange rates are recorded in other income (expense), net in our consolidated statements of operations. We have experienced and will continue to experience fluctuations in foreign exchange gains and losses related to changes in exchange rates. If our foreign-currency denominated assets, liabilities, revenues, or expenses increase, our results of operations may be more significantly impacted by fluctuations in the exchange rates of the currencies in which we do business. A 10% increase or decrease in individual currency exchange rates would not have a material impact on our consolidated results of operations.

Item 8. Financial Statements and Supplementary Data

Eventbrite, Inc.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Eventbrite, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Eventbrite, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the lack of an effectively designed control activity over the presentation of unrealized foreign currency transaction gains and losses and effects of exchange rate changes on cash, cash equivalents and restricted cash within the consolidated statements of cash flows.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt in 2021.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Chargebacks and refunds reserve - Reserves for estimated advance payout losses
As described in Note 2 to the consolidated financial statements, for qualified creators, the Company passes ticket sales proceeds to the creator prior to the event, subject to certain limitations, which the Company refers to as advance payouts. As a result of the COVID-19 pandemic and its effect of causing creators to cancel, postpone or reschedule events, the Company temporarily suspended its advance payouts program during the first quarter of 2020. The Company started making advance payouts available to a limited number of qualified creators during the third quarter of 2020. In the second quarter of 2021, the Company launched Scheduled Payouts, an updated advance payouts program, to paid creators who qualify and accept the Company's terms and conditions. If the creator is insolvent or has spent the proceeds of the ticket sales for event-related costs, the Company may not be able to recover its losses from these events, and such unrecoverable amounts could equal the value of the transaction or transactions settled to the creator prior to the event that is disputed, plus any associated chargeback fees not assumed by the creator. Management records reserves for estimated advance payout losses as an operating expense classified within sales, marketing and support. Reserves are recorded based on management’s assessment of various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, the nature of future events, the remaining time to event date, macro-economic conditions and current events, and actual chargeback and refund activity during the current year. As of December 31, 2022, the Company’s reserves for estimated advance payout losses was $11.2 million.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to advance payouts, including controls over the development of reserves for estimated advance payout losses. These procedures also included, among others, (i) evaluating management’s process for developing the reserves for estimated advance payout losses; (ii) evaluating the reasonableness of management’s assessment of amounts paid and outstanding to creators in conjunction with the advance payout program, the nature of future events, the remaining time to event date, macro-economic conditions and current events, and actual chargeback and refund activity during the current year; (iii) testing the completeness and accuracy of data provided by management for a sample of events; and (iv) evaluating chargeback and refund activity subsequent to year end.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 28, 2023

We have served as the Company’s auditor since 2014.

EVENTBRITE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$539,299	$634,378
Funds receivable	43,525	18,197
Short-term investments, at amortized cost	84,224	—
Accounts receivable, net	2,266	1,110
Creator signing fees, net	645	1,184
Creator advances, net	721	862
Prepaid expenses and other current assets	12,479	17,877
Total current assets	683,159	673,608
Property and equipment, net	6,348	7,162
Operating lease right-of-use assets	5,179	10,940
Goodwill	174,388	174,388
Acquired intangible assets, net	21,907	31,116
Restricted cash	875	1,781
Creator signing fees, noncurrent	1,103	2,225
Other assets	2,420	1,756
Total assets	$895,379	$902,976
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, creators	$309,313	$285,222
Accounts payable, trade	1,032	1,083
Chargebacks and refunds reserve	13,136	21,395
Accrued compensation and benefits	11,635	10,910
Accrued taxes	12,515	11,068
Operating lease liabilities	2,810	4,149
Other accrued liabilities	10,538	24,139
Total current liabilities	360,979	357,966
Accrued taxes, noncurrent	8,820	12,868
Operating lease liabilities, noncurrent	3,345	8,677
Long-term debt	355,580	353,564
Other liabilities	100	1
Total liabilities	728,824	733,076
Commitments and contingent liabilities (Note 11)
Stockholders’ equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of December 31, 2022 or 2021	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized, 99,169,432 shares issued and outstanding as of December 31, 2022; 1,100,000,000 shares authorized, 97,246,465 shares issued and outstanding as of December 31, 2021	1	1
Additional paid-in capital	955,509	903,470
Accumulated deficit	(788,955)	(733,571)
Total stockholders’ equity	166,555	169,900
Total liabilities and stockholders’ equity	$895,379	$902,976

(See accompanying Notes to Consolidated Financial Statements)

EVENTBRITE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Net revenue	$260,927	$187,134	$106,006
Cost of net revenue	90,746	70,294	62,330
Gross profit	170,181	116,840	43,676
Operating expenses:
Product development	86,346	66,303	54,551
Sales, marketing and support	49,292	35,916	84,259
General and administrative	81,285	82,399	103,146
Total operating expenses	216,923	184,618	241,956
Loss from operations	(46,742)	(67,778)	(198,280)
Interest expense	(11,269)	(16,267)	(24,586)
Loss on debt extinguishment		(49,977)	—
Other income (expense), net	2,753	(3,630)	(1,932)
Loss before income taxes	(55,258)	(137,652)	(224,798)
Income tax provision (benefit)	126	1,428	(80)
Net loss	$(55,384)	$(139,080)	$(224,718)
Net loss per share, basic and diluted	$(0.56)	$(1.47)	$(2.52)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	98,305	94,303	89,335

(See accompanying Notes to Consolidated Financial Statements)

EVENTBRITE, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	61,863,617	$1	23,855,243	$—	—	$—	$798,640	$(372,826)	$425,815
Issuance of common stock upon exercise of stock options	3,242,260	—	13,004	—	—	—	19,282	—	19,282
Issuance of restricted stock awards	25,142	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	1,354,695	—	—	—	—	—	—	—	—
Issuance of common stock for ESPP Purchase	171,315	—	—	—	—	—	1,291	—	1,291
Shares withheld related to net share settlement	(469,665)	—	—	—	—	—	(5,082)	—	(5,082)
Conversion of common stock from Class B to Class A	688,973	—	(688,973)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	241	—	241
Equity component of senior convertible notes, net of issuance costs	—	—	—	—	—	—	45,452	—	45,452
Purchase of convertible senior notes capped calls	—	—	—	—	—	—	(15,600)	—	(15,600)
Shares issued for warrants exercised in connection with term loans	2,599,174	—	—	—	—	—	27,369	—	27,369
Stock-based compensation	—	—	—	—	—	—	41,522	—	41,522
Net loss	—	—	—	—	—	—	—	(224,718)	(224,718)
Balance at December 31, 2020	69,475,511	$1	23,179,274	$—	—	$—	$913,115	$(597,544)	$315,572

EVENTBRITE, INC.
Consolidated Statements of Stockholders’ Equity (Deficit) (continued)
(in thousands, except share data)

	Common Stock-Class A		Common Stock-Class B		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	69,475,511	$1	23,179,274	$—	$913,115	$(597,544)	$315,572
Cumulative effect adjustment upon adoption of ASU 2020-06	—	—	—	—	(45,452)	3,053	(42,399)
Issuance of common stock upon exercise of stock options	1,833,041	—	1,500,000	—	18,526	—	18,526
Issuance of restricted stock awards	19,240	—	—	—	—	—	—
Cancellation of restricted stock awards	(73,829)	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	1,882,750	—	—	—	—	—	—
Shares withheld related to net share settlement	(676,225)	—	—	—	(13,705)	—	(13,705)
Issuance of common stock for ESPP Purchase	106,703	—	—	—	1,430	—	1,430
Conversion of common stock from Class B to Class A	6,956,921	—	(6,956,921)	—	—	—	—
Purchase of convertible senior notes capped calls	—	—	—	—	(18,509)	—	(18,509)
Stock-based compensation	—	—	—	—	48,065	—	48,065
Net loss	—	—	—	—	—	(139,080)	(139,080)
Balance at December 31, 2021	79,524,112	$1	17,722,353	$—	$903,470	$(733,571)	$169,900
Issuance of common stock upon exercise of stock options	417,083	—	—	—	3,146	—	3,146
Issuance of restricted stock awards	60,075	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	1,947,992	—	—	—	—	—	—
Shares withheld related to net share settlement	(685,723)	—	—	—	(6,591)	—	(6,591)
Issuance of common stock for ESPP Purchase	183,540	—	—	—	1,437	—	1,437
Conversion of common stock from Class B to Class A	82,186	—	(82,186)	—	—	—	—
Stock-based compensation	—	—	—	—	54,047	—	54,047
Net loss	—	—	—	—	—	(55,384)	(55,384)
Balance at December 31, 2022	81,529,265	$1	17,640,167	$—	$955,509	$(788,955)	$166,555
(See accompanying Notes to Consolidated Financial Statements)

EVENTBRITE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(55,384)	$(139,080)	$(224,718)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,860	18,716	22,610
Stock-based compensation expense	53,356	47,523	40,215
Noncash operating lease expense	3,423	4,647	8,827
Amortization of debt discount and issuance costs	2,016	3,917	10,226
Payment in Kind interest	—	2,178	6,784
Loss on debt extinguishment	—	49,977	—
Unrealized (gain) loss on foreign currency exchange	6,013	3,470	(224)
Accretion on short-term investments	(298)	—	—
Amortization of creator signing fees	1,189	2,817	8,553
Adjustments related to creator advances, creator signing fees, and allowance for credit losses	(2,727)	2,771	29,942
Provision for chargebacks and refunds	8,126	6,489	61,016
Other	835	745	3,495
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(2,221)	(591)	(2,505)
Funds receivable	(25,550)	(8,183)	43,727
Creator signing fees and creator advances	4,405	6,227	(149)
Prepaid expenses and other assets	4,734	(8,310)	4,862
Accounts payable, creators	31,358	97,926	(117,194)
Accounts payable, trade	(57)	(842)	171
Chargebacks and refunds reserve	(16,385)	(18,319)	(30,398)
Accrued compensation and benefits	725	6,930	(2,367)
Accrued taxes	(3,170)	6,108	(3,173)
Operating lease liabilities	(4,301)	(5,332)	(9,663)
Other accrued liabilities	(12,337)	15,012	(7,994)
Payment in Kind interest	—	(8,962)	—
Net cash provided by (used in) operating activities	8,610	85,834	(157,957)
Cash flows from investing activities
Purchase of short-term investments	(83,926)	—	—
Purchases of property and equipment	(1,425)	(985)	(1,699)
Capitalized internal-use software development costs	(3,026)	(1,548)	(4,583)
Cash paid for acquisitions, net of cash acquired	(1,125)	—	(6,375)
Net cash used in investing activities	(89,502)	(2,533)	(12,657)
Cash flows from financing activities
Proceeds from issuance of debt	—	212,750	275,000
Debt issuance costs	—	(5,738)	(18,901)
Principal repayment of debt obligations and prepayment premium	—	(143,247)	—
Purchase of convertible notes capped calls	—	(18,509)	(15,600)
Proceeds from exercise of stock options	3,146	18,526	19,282
Purchases under employee stock purchase plan	1,437	1,429	1,292
Taxes paid related to net share settlement of equity awards	(6,591)	(13,705)	(5,517)
Other	(71)	(325)	(517)
Net cash (used in) provided by financing activities	(2,079)	51,181	255,039
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13,014)	(6,753)	1,065
Net (decrease) increase in cash, cash equivalents and restricted cash	(95,985)	127,729	85,490
Cash, cash equivalents and restricted cash
Beginning of period	636,159	508,430	422,940
End of period	$540,174	$636,159	$508,430

EVENTBRITE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2022	2021	2020
Supplemental cash flow data
Interest paid	$9,236	$9,595	$6,751
Income taxes paid, net of refunds	748	135	835
Noncash investing and financing activities
Reduction of operating lease right-of-use asset due to modification and termination	$2,223	$—	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,806	$2,688
Indemnity holdback consideration associated with ToneDen acquisition	—	—	1,125
Vesting of early exercised stock options	—	—	241
Purchases of property and equipment, accrued but unpaid	63	70	43

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
Revision of Previously Issued Consolidated Financial Statements
The Company identified errors within the consolidated statements of cash flows for the years ended December 31, 2021 and December 31, 2020, primarily related to cash balances held on behalf of creators that are denominated in currencies other than the functional currency. In connection with the error identified, the accompanying consolidated financial statements have been revised to correct for the error. The Company evaluated the error and concluded that it was not material to the 2021 and 2020 consolidated financial statements previously issued. These revisions have no impact on the Company's previously reported consolidated net income, financial position, net change in cash, cash equivalents, and restricted cash, or total cash, cash equivalents, and restricted cash as reported on the Company's consolidated statements of cash flows.
The following tables summarize the impact of these adjustments for the periods presented:

	Year Ended December 31, 2021
	As Reported	Adjustments	As Revised
Net cash provided by operating activities	$79,081	$6,753	$85,834
Net cash used in investing activities	(2,533)	—	(2,533)
Net cash provided by financing activities	51,181	—	51,181
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(6,753)	(6,753)
Change in cash and cash equivalents	$127,729	$—	$127,729

	Year Ended December 31, 2020
	As Reported	Adjustments	As Revised
Net cash used in operating activities	$(156,892)	$(1,065)	$(157,957)
Net cash used in investing activities	(12,657)	—	(12,657)
Net cash provided by financing activities	255,039	—	255,039
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	1,065	1,065
Change in cash and cash equivalents	$85,490	$—	$85,490
Revision of Previously Issued Unaudited Quarterly Information
The identified error, as discussed above in this Note 1 to the Notes to Consolidated Financial Statements – Revision of Previously Issued Consolidated Financial Statements, did not have a material impact on the financial statements for the three months ended March 30, 2022 and March 31, 2021. The Company will revise the condensed consolidated statements of cash flows for the three months ended March 31, 2022 in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 as follows:

	Three Months Ended March 31, 2022 (Unaudited)
	As Reported	Adjustments	As Revised
Net cash provided by operating activities	$76,219	$1,235	$77,454
Net cash used in investing activities	(831)	—	(831)
Net cash used in financing activities	(278)	—	(278)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(1,235)	(1,235)
Change in cash and cash equivalents	$75,110	$—	$75,110

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
Impact of COVID-19 and Macroeconomic Conditions on our Business
The global COVID-19 pandemic has tested our mission, our company and event creators in unprecedented ways. While events in our core geographies occurred without federal, state or local COVID-19 restrictions in 2022 our operations were notably impacted during periods of heightened case counts which led to temporary shifts in creator and consumer confidence and behavior. The full extent and duration of the impact of the COVID-19 pandemic on our business, results of operations and financial condition remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the introduction and spread of new variants or mutant strains of the virus, the reinstatement or implementation of new government restrictions, and the extent of containment actions taken on event gatherings in general, and the impact of these and other factors on the Company’s business in particular, which may result in a reduction in events and an increase in event cancellation losses. The effect of and uncertainties surrounding the COVID-19 pandemic have caused the Company to make significant estimates in its consolidated financial statements as of and for the year ended December 31, 2022, specifically related to chargebacks and refunds due to cancelled or postponed events, which impact net revenue, advance payouts, creator signing fees and creator advances.
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

Furthermore, as a result of economic pressures, including inflation, labor challenges, rising interest rates, economic recession and other factors, creators may scale back events which could materially and adversely affect the Company's paid ticket volume, and consequently the Company's net revenue and financial results.
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
The Company early adopted ASU 2020-06 on January 1, 2021 using the modified retrospective transition method. Adoption of ASU 2020-06 resulted in a decrease to additional paid-in capital of $45.5 million, an increase to retained earnings of $3.1 million, and a net increase to long-term debt of $42.4 million. Refer to Note 10, "Debt", for more details. The Company will use the if-converted method to calculate diluted EPS unless it makes an irrevocable election to settle the principal of the notes in cash and the excess conversion spread in shares, in which case the Company can continue to use the Treasury stock method. Since the Company had a net loss for the year ended December 31, 2022 and 2021, its convertible senior notes were determined to be anti-dilutive and therefore had no impact to basic or diluted net loss per share for the period as a result of adopting ASU 2020-06.
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
Marketing Revenue
Revenue from marketing services is primarily derived from providing creators with access to various marketing tools and functionalities for a monthly or annual subscription fee. The Company considers that it satisfies its performance obligation as it provides the services to customers and recognizes revenue ratably over the service term which varies from one month to a year. In the third quarter of 2022, the Company also introduced advertising services. Advertising services enable creators to display featured content on the Eventbrite platform or mobile application. We recognize advertising revenue as advertisements are displayed to users through impressions.
Cost of Net Revenue
Cost of net revenue consists primarily of payment processing fees, platform and website hosting fees and operational costs, amortization of acquired developed technology costs, amortization of capitalized internal-use software development costs, customer support costs including stock based compensation and allocated expenses.
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

Accounts Payable, Creators
Accounts payable, creators consist of unremitted ticket sale proceeds, net of Eventbrite service fees and applicable taxes. Amounts are remitted to creators within five business days subsequent to the completion of the related event. Creators may apply to receive these proceeds prior to their events as creators often need these funds to pay for event-related costs. For qualified creators, the Company passes ticket sales proceeds to the creator prior to the event, subject to certain limitations. The Company refers to these payments as advance payouts. When an advance payout is made, the Company reduces its cash and cash equivalents with a corresponding decrease to its accounts payable, creators, which reflects the release of the amount due to creators after ticket proceeds are remitted to the creator.
As a result of the COVID-19 pandemic and its effect of causing creators to cancel, postpone or reschedule events, the Company temporarily suspended its advance payouts program on March 11, 2020, at which date the total advance payouts to creators related to future events was approximately $354.0 million. The Company started making advance payouts available to a limited number of qualified creators during the third quarter of 2020. In the second quarter of 2021, the Company launched Scheduled Payouts, an updated advance payouts program, to paid creators who qualify and accept the Company's standard or negotiated terms and conditions. As of December 31, 2022 and 2021, advance payouts outstanding was approximately $193.1 million and $319.3 million, respectively.
Chargebacks and Refunds Reserve
The terms of the Company's standard merchant agreement obligate creators to reimburse attendees who are entitled to refunds. The Company records estimates for refunds and chargebacks of its fees as contra-revenue. When the Company provides advance payouts, it assumes risk that the event may be cancelled, fraudulent, or materially not as described, resulting in potential significant chargebacks and refund requests. If the creator is insolvent or has spent the proceeds of the ticket sales for event-related costs, the Company may not be able to recover its losses from these events, and such unrecoverable amounts could equal the value of the transaction or transactions settled to the creator prior to the event that is disputed, plus any associated chargeback fees not assumed by the creator. The Company records reserves for estimated advance payout losses as an operating expense classified within sales, marketing and support.
Reserves are recorded based on the Company's assessment of various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, the nature of future events, the remaining time to event date, macro-economic conditions and current events, and actual chargeback and refund activity during the current year. The chargebacks and refunds reserve was $13.1 million and $21.4 million which primarily includes reserve balances for estimated advance payout losses of $11.2 million and $18.5 million as of December 31, 2022 and December 31, 2021, respectively.
The decrease in the reserve balance during the year ended December 31, 2022 was the result of lower estimated losses from the advance payout program and estimated future refunds of fees, which were previously higher at the onset of the COVID-19 pandemic.
Due to the nature of the COVID-19 pandemic and ongoing variants, it is possible that this amount will not be sufficient and the Company's actual losses could be materially different from its current estimates. The Company will adjust reserves in the future to reflect best estimates of future outcomes. The Company cannot predict the outcome of or estimate the possible recovery or range of recovery from these matters.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid financial instruments, including bank deposits, money market funds and U.S. Treasury securities with an original maturity of three months or less at the date of purchase, to be cash equivalents. Due to the short-term nature of the instruments, the carrying amounts reported in the consolidated balance sheets approximate their fair value.
Cash and cash equivalents include the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such balances were $269.4 million and $268.6 million as of December 31, 2022 and 2021, respectively. These ticketing proceeds are legally unrestricted, and beginning in the fourth quarter the Company invested a portion of ticketing proceeds in high quality U.S. Treasury bills. These amounts due to creators are included in accounts payable, creators on the consolidated balance sheets.
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

	December 31,
	2022	2021	2020
Cash and cash equivalents	$539,299	$634,378	$505,756
Restricted cash	875	1,781	2,674
Total cash, cash equivalents and restricted cash	$540,174	$636,159	$508,430
Short-term Investments
The Company invests certain of its excess cash in short-term debt instruments which consist of U.S. Treasury bills with original maturities greater than three months and less than one year. All short-term investments are classified as held-to-maturity and are recorded and held at amortized cost. Investments are considered to be impaired when a decline in fair value is deemed to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, the carrying value of an instrument is adjusted to its fair value on a non-recurring basis. No such fair value impairment was recognized during the year ended December 31, 2022.
The following table summarizes the Company's financial instruments that were measured at fair value on a non-recurring basis at December 31, 2022.

Description	Classification	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holdings losses	Aggregate fair value
Saving deposits	Cash equivalents	$31,288	$—	$—	$31,288
US Treasury securities	Cash equivalents	85,201	17	—	85,218
US Treasury securities	Short-term investments	84,224	10	(5)	84,229
		$200,713	$27	$(5)	$200,735
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
The Company’s cash equivalents, short-term investments, funds receivable, accounts receivable, accounts payable and other current liabilities approximate their fair value. All of these financial assets and liabilities are Level 1, except for debt. Refer to Note 10, “Debt”, for details regarding the fair value of the Company's convertible senior notes.
Concentrations of Risk
Financial instruments potentially exposing the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, funds receivable, accounts receivable, payments to creators and creator advance payouts. In relation to the capped call transactions, the Company is subject to counterparty risk of default with financial institutions (option counterparties). The Company's exposure to the credit risk of the option counterparties under the capped call transactions is not secured by any collateral. The Company holds its cash with high-credit-quality financial institutions and manages credit risk of its short-term investments by investing its cash in high-quality money market instruments and U.S. Treasury bills; however, the Company maintains balances in excess of the FDIC insurance limits.

The Company does not require its customers to provide collateral to support accounts receivable and maintains an allowance for accounts receivable balances that are doubtful of collection. As of December 31, 2022 there were no customers that represented 10% or more of accounts receivable balance. As of December 31, 2021 , one customer accounted for 11% of net accounts receivables. There were no customers that individually exceeded 10% of net revenue during the years ended December 31, 2022, 2021 and 2020.
Funds Receivable
Funds receivable represents cash-in-transit from third-party payment processors that is received by the Company within approximately five business days from the date of the underlying ticketing transaction. The funds receivable balance includes the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such amounts were $39.9 million and $16.7 million as of December 31, 2022 and 2021, respectively.
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
Employee Retention Credit
The employee retention credit (“ERC”), as originally enacted through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020, is a refundable credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees from March 17, 2020 to December 31, 2020. The Disaster Tax Relief Act, enacted on December 27, 2020, extended the employee retention credit for qualified wages paid from January 1, 2021 to June 30, 2021 and the credit was increased to 70% of qualified wages an eligible employer pays to employees during the extended period. The American Rescue Plan Act of 2021, enacted on March 11, 2021, further extended the employee retention credit through December 31, 2021.
The Company qualified for the employee retention credit for the period between March 17, 2020 and September 30, 2021. The Company recognizes government credits for which there is a reasonable assurance of compliance with credit conditions and receipt of credits. As of December 31, 2022, the Company's expected credit was $2.7 million, which was recorded as other income on the consolidated statement of operations and as a current asset on the consolidated balance sheets. The Company expects to receive the employee retention credit within the next twelve months.

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
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized but the Company evaluates goodwill impairment of its single reporting unit annually in the fourth quarter, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. During the year ended December 31, 2022, the Company performed an analysis by comparing its estimated fair value to the carrying amount, including goodwill. The Company's analysis indicated that its estimated fair value, using the market price of its common stock, exceeded its carrying amount and therefore goodwill was not impaired and no additional steps were necessary.
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
Impairment of Long-lived Assets

The carrying amounts of long-lived assets, including property and equipment, capitalized internal-use software, acquired intangible assets and right-of-use operating lease assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable or that the useful life is shorter than originally estimated. Recoverability of the asset group is measured by a comparison of the carrying amounts to the undiscounted cash flows the asset group is expected to generate over its remaining life. If such review indicates that the carrying amount of intangible asset group is not recoverable, the carrying amount of such assets is reduced to the fair value.
If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the revised shorter useful life. If the asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset group. For the periods presented, the Company had recorded no impairment charges of long-lived assets.
Stock-Based Compensation Expense
Stock-based compensation expense is measured based on the grant-date fair value of the awards. The Company uses the market closing price of its common stock as reported on the New York Stock Exchange for the fair value of equity awards. The grant-date fair value of stock options is estimated using the Black-Scholes option pricing model. Compensation expense is recognized over the vesting period of the stock options and awards using the straight-line method. The Company estimates forfeitures in order to calculate the stock-based compensation expense.
For performance-based restricted stock units ("PSU") that vest based upon continued service and achievement of certain financial performance conditions, the fair value is determined based upon the market closing price of our common stock on the date of the grant. Compensation expense is recognized over the requisite service period if it is probable that the performance condition will be satisfied. The number of PSUs issued could range from 0% up to 200% of the target amount. For market-based PSUs that vest based upon continued service and achievement of certain market conditions, the fair value is determined using the Monte Carlo valuation model. The Company recognizes compensation expense for such awards over the requisite service period using the accelerated attribution method.
Determining the grant-date fair value of options and awards using the Black-Scholes option-pricing model or Monte Carlo simulation model requires management to make assumptions and judgments. The Company uses a blended volatility that includes its common stock trading history and supplements the remaining historical information with the trading history from the common stock of a set of comparable publicly-traded companies. The expected term of stock options granted has been determined using the simplified method, which uses the midpoint between the vesting date and the contractual term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
Advertising Costs
Advertising costs are charged to expense as incurred. The costs of developing advertising creative and trade show expenses are initially deferred and charged to expense in the period in which the advertising is displayed or the period the trade show occurs. Advertising expenses were $4.3 million, $2.4 million and $1.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

Foreign Currency Remeasurement
The functional currency of the Company’s international subsidiaries is the U.S. dollar. Accordingly, monetary balance sheet accounts are remeasured using exchange rates in effect at the balance sheet dates and non-monetary items are stated at historical exchange rates. Revenue and expenses are remeasured at the average exchange rates for the period. Foreign currency remeasurement and transaction gains and losses are included in other income (expense), net in the consolidated statements of operations. The Company recorded foreign currency rate remeasurement loss of $6.3 million, loss of $3.7 million and loss of $2.6 million during the years ended December 31, 2022, 2021 and 2020, respectively.
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

	December 31,
	2022	2021
Accounts receivable, customers	$2,967	$2,085
Allowance for credit losses	(701)	(975)
Accounts receivable, net	$2,266	$1,110
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
As of December 31, 2022, the balance of creator signing fees, net is being amortized over a weighted-average remaining contract life of 3.6 years on a straight-line basis. The following table summarizes the activity in creator signing fees for the periods indicated (in thousands):

	December 31,
	2022	2021
Balance, beginning of period	$3,409	$9,495
Creator signing fees paid	6	35
Amortization of creator signing fees	(1,189)	(2,817)
Write-offs and other adjustments	(478)	(3,304)
Balance, end of period	$1,748	$3,409

Creator signing fees, net	$645	$1,184
Creator signing fees, noncurrent	1,103	2,225

5. Creator Advances, Net
Creator advances are incentives that are offered by the Company which provide the creator with funds in advance of the event. These are subsequently recovered by withholding amounts due to the Company from the sale of tickets for the event until the creator payment has been fully recovered.
The following table summarizes the activity in creator advances for the periods indicated (in thousands):

	December 31,
	2022	2021
Balance, beginning of period	$862	$6,651
Creator advances paid	335	75
Creator advances recouped	(3,645)	(4,770)
Write-offs and other adjustments	3,169	(1,094)
Balance, end of period	$721	$862

6. Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	December 31,
	2022	2021
Capitalized internal-use software development costs	55,009	51,292
Furniture and fixtures	869	1,298
Computers and computer equipment	6,854	6,854
Leasehold improvements	4,243	4,841
Finance lease right-of-use assets	597	605
	67,572	64,890
Less: Accumulated depreciation and amortization	(61,224)	(57,728)
Property and equipment, net	$6,348	$7,162
The Company recorded the following amounts related to depreciation of fixed assets and capitalized internal-use software development costs during the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Depreciation expense	$2,255	$1,917	$4,194
Capitalized internal-use software development costs	3,717	2,090	5,008
Amortization of capitalized internal-use software development costs	3,396	5,592	7,866

7. Leases
Operating leases
The Company leases its office facilities under operating lease arrangements with varying expiration dates through 2026. As of December 31, 2022, the remaining lease term of the Company's operating leases ranges from less than one year to four years.

The components of operating lease costs for the year ended December 31, 2022 were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease costs	$3,423	$4,647
Sublease income	(203)	(1,427)
Total operating lease costs, net	$3,220	$3,220
The Company made cash payments of $4.3 million for operating lease liabilities during the year ended December 31, 2022, which is included within the operating activities section on the consolidated statements of cash flows.
As of December 31, 2022 the Company's operating leases had a weighted-average remaining lease term of 2.6 years and a weighted-average discount rate of 3.5%.
As of December 31, 2022, maturities of operating lease liabilities were as follows (in thousands):

2023	$3,053
2024	1,647
2025	1,689
2026	141
2027	—
Thereafter	—
Total operating lease payments	6,530
Less: Imputed interest	(375)
Total operating lease liabilities	$6,155
Reconciliation of lease liabilities as shown in the consolidated balance sheets
Operating lease liabilities, current	$2,810
Operating lease liabilities, noncurrent	3,345
Total operating lease liabilities	$6,155

8. Acquisitions
The Company made no acquisitions in 2022 and 2021.
2020 Acquisition
In November 2020, the Company acquired 100% of the equity interests of ToneDen, a self-service social marketing platform company based in Los Angeles, California. The acquisition of ToneDen has been accounted for as a business combination. The total purchase consideration of $7.5 million included (i) acquisition-date cash payments of $6.4 million and (ii) a cash holdback of $1.1 million, which the Company paid to the previous owners of ToneDen, in May 2022. Acquisition costs directly related to the ToneDen transaction were $0.2 million and are included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2020.
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
The following table sets forth the components of identifiable intangible assets acquired (in thousands) and their estimated useful lives (in years) as of the date of acquisition:

	Cost	Estimated useful life
Developed technology	$3,300	4.0
Customer relationships	400	2.5
Trademark	50	2.0
Total acquired intangible assets	$3,750

9. Goodwill and Acquired Intangible Assets, Net
The changes in the carrying amounts of goodwill was as follows (in thousands):

At December 31, 2020	174,388
Additions from acquisitions	—
At December 31, 2021	174,388
Additions from acquisitions	—
At December 31, 2022	174,388
Acquired intangible assets consisted of the following as of the dates indicated (in thousands):

	December 31, 2022
	Cost	Accumulated Amortization	Net Book Value	Weighted-average remaining useful life (years)
Developed technology	$22,396	$20,854	$1,542	1.9
Customer relationships	74,884	54,519	20,365	2.6
Tradenames	1,650	1,650	—	0.0
Acquired intangible assets, net	$98,930	$77,023	$21,907

	December 31, 2021
	Cost	Accumulated Amortization	Net Book Value	Weighted-average remaining useful life (years)
Developed technology	$22,396	$20,029	$2,367	2.9
Customer relationships	74,884	46,157	28,727	3.6
Tradenames	1,650	1,628	22	0.9
Acquired intangible assets, net	$98,930	$67,814	$31,116

The Company recorded amortization expense related to acquired intangible assets as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of net revenue	$825	$825	$143
Sales, marketing and support	8,362	10,357	10,430
General and administrative	22	25	3
Total amortization of acquired intangible assets	$9,209	$11,207	$10,576

As of December 31, 2022, the total expected future amortization expense of acquired intangible assets by year is as follows (in thousands):

2023	$8,593
2024	8,300
2025	5,014
2026	—
2027	—
Thereafter	—
Total expected future amortization expense	$21,907

10. Debt
As of December 31, 2022 and 2021, long-term debt consisted of the following (in thousands):

	December 31, 2022			December 31, 2021
	2026 Notes	2025 Notes	Total	2026 Notes	2025 Notes	Total
Outstanding principal balance	$212,750	$150,000	$362,750	$212,750	$150,000	$362,750
Less: Debt issuance costs	(3,896)	(3,274)	(7,170)	(4,915)	(4,271)	(9,186)
Carrying amount, long-term debt	$208,854	$146,726	$355,580	$207,835	$145,729	$353,564

The following tables set forth the total interest expense recognized related to the term loans and the convertible notes for the year ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Cash interest expense	$9,096	$9,806
Payment in Kind interest	—	2,178
Amortization of debt discount	—	1,750
Amortization of debt issuance costs	2,016	2,167
Total interest expense	$11,112	$15,901

As of December 31, 2022, the remaining life of the 2025 Notes and 2026 Notes is approximately 35 months and 44 months, respectively.
The following table summarizes the Company's contractual obligation to settle commitments related to the 2026 Notes and 2025 Notes as of December 31, 2022 (in thousands):

	Payments due by Year
	Total	2023	2024	2025	2026	2027	Thereafter
Convertible Senior Notes Due 2026	$212,750	$—	$—	$—	$212,750	$—	$—
Interest obligations on 2026 Notes(1)	6,383	1,596	1,596	1,596	1,595
Convertible Senior Notes Due 2025	150,000	—	—	150,000	—	—	—
Interest obligations on 2025 Notes(1)	22,500	7,500	7,500	7,500
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
The effective interest rate of the 2025 Notes is 5.8%. During the year ended December 31, 2022, the Company recorded cash interest of $7.5 million, and amortization of debt issuance costs of $1.0 million. During the year ended December 31, 2021, the Company recorded cash interest of $7.5 million, and amortization of debt discount and issuance costs of $0.9 million.
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
The fair value of the 2025 Notes, which the Company have classified as a Level 2 instrument, was $138.7 million as of December 31, 2022. The fair value of the 2025 Notes is determined using observable market prices on the last business day of the period.
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
The effective interest rate of the 2026 Notes is 1.3%. During the year ended December 31, 2022, the Company recorded cash interest of $1.6 million, and amortization of debt issuance costs of $1.0 million.
The fair value of the 2026 Notes, which the Company have classified as a Level 2 instrument, was $147.4 million as of December 31, 2022. The fair value of the 2026 Notes is determined using observable market prices on the last business day of the period.
Capped Call Transactions
In March 2021, in connection with the offering of the 2026 Notes, the Company entered into privately negotiated capped call transactions (2026 Capped Calls) with certain financial institutions (2026 Option Counterparties). The 2026 Capped Calls cover, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2026 Notes, the number of shares of Class A common stock initially underlying the 2026 Notes. The 2026 Capped Calls are expected generally to reduce potential dilution to the Class A common stock upon any conversion of 2026 Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of such converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap, initially equal to $37.5375, and is subject to certain customary adjustments under the terms of the 2026 Capped Calls. The 2026 Capped Calls will expire in September 2026, if not exercised earlier.

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
11. Commitments and Contingent Liabilities
The Company's principal commitments consist of obligations under the 2025 Notes and 2026 Notes (including principal and coupon interest), operating leases for office space, as well as non-cancellable purchase commitments. See Note 10, "Debt"
and Note 7 "Leases" for contractual obligations to settle commitments relating to the 2025 Notes, 2026 Notes and operating leases for office space.
As of December 31, 2022, the Company had purchase commitments of $20.5 million under the fixed fee contracts and minimum $4.5 million under variable fee contracts, primarily related to enterprise support services entered in the ordinary course of business. The Company expects to pay $7.3 million in 2023, $8.3 million in 2024, and $5.0 million in 2025 under fixed fee contracts, and $4.5 million minimum variable fees will be paid during 2023 to 2026 based on volume usage.
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
Refund Policy Litigation
On June 4, 2020, three plaintiffs, seeking to represent a proposed class of individuals who purchased tickets on or after June 3, 2016, filed suit against the Company in the United States District Court for the Northern District of California, in a case captioned Snow, et al. v. Eventbrite, Inc., Case No. 20-cv-03698 (the Class Action). Plaintiffs allege that Eventbrite failed to provide an opportunity for purchasers of tickets to events sold through Eventbrite’s platform to obtain a refund where the event is postponed, rescheduled, or canceled. Plaintiffs seek injunctive relief in addition to restitution and monetary damages under California’s Consumer Legal Remedies Act, False Advertising Law, and Unfair Competition Law, in addition to claims brought under California common law. The Company denies the allegations. Prior to answering Plaintiffs’ complaint, Eventbrite brought a motion to compel arbitration pursuant to its Terms of Service. The Court denied that motion. The Company thereafter answered Plaintiffs’ Complaint and brought a second motion to compel arbitration, based in part on facts established via the Company’s Answer. The Court granted that motion on September 2, 2021, and stayed the suit pending the results of arbitration. The parties thereafter agreed to amicably resolve their dispute on confidential terms, without any admission of liability.
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
Commercial Contract Litigation
On June 18, 2020, the Company filed a Complaint in the United States District Court for the Northern District of California against M.R.G. Concerts Ltd. (MRG) and Matthew Gibbons (Gibbons), asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory judgment, unfair competition, and common counts under California law, arising out of MRG and Gibbons' termination of certain contracts with the Company and their refusal to make various payments to the Company required by those contracts. MRG asserted counterclaims against the Company for breach of one of the contracts in issue, as well as for breach of the implied covenant of good faith and fair dealing, unfair competition, and declaratory judgment. A jury trial commenced on May 16, 2022. On May 23, 2022, the jury issued a verdict in Eventbrite’s favor and awarded the Company $11.0 million in damages. Defendants filed a motion seeking to reduce the verdict or hold a new trial, and the Company filed a motion for pre-judgment and post-judgment interest as well as to recover its attorneys’ fees and costs of suit per the parties’ contracts. On November 1, 2022, the Court denied Defendants' motion, and granted the Company’s motion. Defendants have since filed a notice of appeal and, in response, the Company filed a notice of conditional cross-appeal. No briefing has yet been submitted. The Company cannot predict the likelihood of success on Defendants’ appeal or the Company’s conditional cross-appeal. The Company has not recorded any gain in relation to this verdict for the year ended December 31, 2022.
Tax Matters
The Company is currently under audit in certain jurisdictions with regard to indirect tax matters. The Company establishes reserves for indirect tax matters when it determines that the likelihood of a loss is probable, and the loss is reasonably estimable. Accordingly, the Company has established a reserve for the potential settlement of issues related to sales and other indirect taxes in the amount of $6.0 million and $11.1 million as of December 31, 2022 and 2021, respectively. These amounts, which represent management’s best estimates of its potential liability, include potential interest and penalties of $2.0 million and $2.2 million as of December 31, 2022 and 2021, respectively.
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
The 2018 Plan allows for the granting of options, stock appreciation rights, restricted stock, restricted stock units (RSUs), unrestricted stock awards, performance-based stock units, dividend equivalent rights and cash-based awards. Every January 1, the number of shares of stock reserved and available for issuance under the 2018 Plan will cumulatively increase by five percent of the number of shares of Class A and Class B common stock outstanding on the immediately preceding December 31, or a lesser number of shares as approved by the board of directors.
As of December 31, 2022, there were 5,920,296 and 6,637,862 options issued and outstanding under the 2010 Plan and 2018 Plan, respectively (collectively, the Plans). The Company reserved 4,025,388 shares of Class A common stock and are available for grant under the Company's 2018 Plan.
Stock options granted typically vest over a four-year period from the date of grant. Options awarded under the Plans are exercisable up to ten years.
Stock Option Activity
Stock option activity under the Plans is as follows:

	Outstanding options	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2020	13,675,252	$9.82	6.4	$113,499
Granted	1,050,665	20.70
Exercised	(3,360,280)	5.51		41,241
Cancelled	(104,849)	10.78
Balance as of December 31, 2021	11,260,788	12.11	6.7	63,862
Granted	1,868,692	12.77
Exercised	(389,844)	8.07		1,974
Cancelled	(181,478)	14.33
Balance as of December 31, 2022	12,558,158	12.30	6.4	93
Vested and exercisable as of December 31, 2022	12,389,042	12.28	6.3	93
Vested and expected to vest as of December 31, 2022	9,336,563	$11.92	5.7	$93
The aggregate intrinsic value in the table above represents the difference between the fair value of common stock and the exercise price of outstanding, in-the-money stock options at December 31, 2022.
As of December 31, 2022, the total unrecognized stock-based compensation expense related to stock options outstanding was $21.2 million, which will be recognized over a weighted-average period of 2.2 years. The weighted-average fair value of stock options granted was $7.13, $11.87 and $4.74 for the years ended December 31, 2022, 2021 and 2020, respectively.

Stock Award Activity
Stock award activity includes Restricted Stock Units (RSUs), Performance Stock Units (PSUs), and Restricted Stock Awards (RSAs).
In July 2022, the Company awarded PSUs to certain senior executives, pursuant to the 2018 Plan. The awards vest based upon continued service and achievement of certain financial performance goals and market conditions established by the board of directors or Compensation Committee for a predetermined period.
Stock award activity under the Plans is as follows:

	Outstanding RSUs, RSAs and PSUs	Weighted-average grant date fair value per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance at December 31, 2020	3,765,926	$14.16
Awarded	3,377,457	20.56
Released	(1,894,966)	14.42
Cancelled	(894,780)	17.07
Balance at December 31, 2021	4,353,637	18.40
Awarded (1)	10,103,197	10.26
Released	(2,008,067)	17.24
Cancelled	(1,684,570)	15.56
Balance at December 31, 2022	10,764,197	11.46	1.7	$63,059
Vested and expected to vest as of December 31, 2022	9,385,981	$11.50	1.7	$55,002
(1) Includes approximately 1.4 million of PSUs granted during the third quarter of 2022.
The Company recognized $38.7 million, $30.6 million and $22.3 million of stock-based compensation expense related to stock awards during the year ended December 31, 2022, 2021 and 2020 respectively. As of December 31, 2022, the total unrecognized stock-based compensation expense related to stock awards outstanding, was $95.2 million, which will be recognized over a weighted-average period of 3.0 years.
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
A total of 183,540 shares were purchased under the ESPP during the year ended December 31, 2022, and as of that date, 4,341,214 shares of Class A common stock were available for future issuance under the ESPP. A total of 106,703 shares were purchased under the ESPP during the year ended December 31, 2021.
The Company recorded $0.5 million, $0.5 million and $1.4 million of stock-based compensation expense related to the ESPP during the years ended December 31, 2022, 2021 and 2020 respectively.
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
There were no outstanding common stock subject to repurchase at December 31, 2022 and 2021.
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
The following range of assumptions were used to estimate the fair value of stock options granted to employees:

Year Ended December 31,
	2022	2021	2020
Expected dividend yield	—	—	—
Expected volatility	57.6 - 60.0%	57.0 - 64.3%	54.7 - 64.6%
Risk-free interest rate	2.4 - 3.7%	1.0 - 1.1%	0.3 - 0.7%
Expected term (years)	5.5 - 6.1	5.5 - 6.1	5.1 - 6.1
The Company determines expected volatility for the ESPP based on the historical volatility of its common stock. The following range of assumptions were used to estimate the purchase rights granted under the ESPP on the first day of the offering period:

	Year Ended December 31,
	2022	2021	2020
Expected dividend yield	—	—	—
Expected volatility	59.9 - 61.3%	45.4 - 55.7%	81.2 - 99.9%
Risk-free interest rate	1.6 - 4.7%	— - 0.1%	0.1 - 0.2%
Expected term (years)	0.5	0.5	0.5
Stock-based compensation expense recognized in connection with stock options, restricted stock and the ESPP during the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
Cost of net revenue	$809	$904	$1,146
Product development	19,686	16,384	13,244
Sales, marketing and support	8,302	5,627	4,778
General and administrative	24,559	24,608	21,047
Total	$53,356	$47,523	$40,215
Stock-based compensation expense included in capitalized internal-use software development costs was $0.7 million for the year ended December 31, 2022, and $0.5 million and $1.3 million for the years ended December 31, 2021 and 2020 respectively.
13. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. As the Company had net losses for the years ended December 31, 2022, 2021 and 2020, all potentially issuable shares of common stock were determined to be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Net loss	$(55,384)	$(139,080)	$(224,718)
Weighted-average shares used in computing net loss per share, basic and diluted	98,305	94,303	89,335
Net loss per share, basic and diluted	$(0.56)	$(1.47)	$(2.52)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect (in thousands):

	December 31,
	2022	2021	2020
Shares related to convertible senior notes	19,538	19,538	11,909
Stock options to purchase common stock	12,558	11,261	13,675
Restricted stock and restricted stock units	10,710	4,323	3,766
ESPP	150	83	66
Total shares of potentially dilutive securities	42,956	35,205	29,416
For the 2025 Notes and 2026 Notes, the conversion spread of 11.9 million shares and 7.6 million shares, respectively, will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s
Class A common stock for a given period exceeds the conversion price of $12.60 per share for the 2025 Notes and $27.89 per share for the 2026 Notes.

14. Income Taxes
Loss before the provision for income taxes consisted of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(50,659)	$(133,891)	$(217,874)
International	(4,599)	(3,761)	(6,924)
Total	$(55,258)	$(137,652)	$(224,798)
The components of the Company's income tax provision (benefit) were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current tax expense (benefit)
Federal	$—	$(7)	$—
State	(118)	305	(56)
Foreign	353	713	159
Total current tax expense (benefit)	235	1,011	103
Deferred tax expense (benefit)
Federal	329	234	316
State	322	118	112
Foreign	(760)	65	(611)
Total deferred tax expense (benefit)	(109)	417	(183)
Total income tax provision (benefit)	$126	$1,428	$(80)

The reconciliation of the Federal statutory income tax provision to the Company’s effective income tax provision is as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Federal tax benefit at statutory rate	$(11,604)	$(28,906)	$(47,209)
State tax	204	422	56
Foreign rate differential	557	1,001	(153)
Non-deductible permanent items	23	38	268
Stock-based compensation	3,899	(7,055)	(1,550)
Tax credits	(956)	(882)	(382)
Change in valuation allowance	8,003	36,810	48,890
Total	$126	$1,428	$(80)

The Company has not provided U.S. income taxes or foreign withholding taxes on the undistributed earnings of its profitable foreign subsidiaries as of December 31, 2022 because it intends to permanently reinvest such earnings in foreign operations. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings.
The Company’s deferred tax assets and liabilities as of the dates indicated were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$132,579	$133,220
Capitalized research and development expenditures	15,969	—
Deferred interest	19,540	19,342
Stock-based compensation	16,541	12,642
Tax credit carry-forward	15,512	13,662
Accrual and reserves	9,300	15,928
Depreciation and amortization	2,019	3,377
Lease liability	1,368	2,232
Total deferred tax assets	212,828	200,403
Valuation allowance	(212,536)	(199,380)
Net deferred tax assets	292	1,023
Deferred tax liabilities:
Depreciation and amortization	(952)	(1,053)
Right of use asset	(1,122)	(1,860)
Net deferred taxes	$(1,782)	$(1,890)
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the Company’s history of net operating losses, the Company believes it is more likely than not that the vast majority of its federal, state, and certain foreign deferred tax assets will not be realized as of December 31, 2022 and 2021. The total valuation allowance recorded as of December 31, 2022 and 2021 was $212.5 million and $199.4 million respectively. Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. We have considered this requirement in computing our deferred tax assets in the table above.

The activity in the Company's deferred tax asset valuation allowance for the periods indicated was as follows (in thousands):

	Balance, Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance, end of Period
Year ended December 31, 2022
Deferred tax asset valuation allowance	$199,380	13,131	25	—	$212,536
Year ended December 31, 2021
Deferred tax asset valuation allowance	$148,011	62,508	(11,139)	—	$199,380
Year ended December 31, 2020
Deferred tax asset valuation allowance	$104,298	55,533	(11,820)	—	$148,011

As of December 31, 2022 and 2021, the Company has net operating loss carryforwards for federal income tax purposes of $489.3 million and $500.0 million, respectively, available to reduce future taxable income. The federal net operating loss carryforwards will begin to expire, if not utilized, in 2031. In addition, the Company has $99.6 million and $99.1 million of net operating loss carryforwards available to reduce future taxable income for California state income tax purposes for the years ended December 31, 2022 and 2021, respectively. The state net operating loss carryforwards will begin to expire, if not utilized, in 2025. The federal and state net operating loss carryforwards are subject to various annual limitations under Section 382 of the Internal Revenue Code and similar state provisions. As of December 31, 2022 and 2021, the Company had foreign net operating loss carryforwards of $13.1 million and $13.0 million (tax-effected), respectively, which will expire at various dates beginning in 2023, if not utilized.
As of December 31, 2022 the Company had Federal and California Research and Development Credits of $15.2 million and $14.6 million, respectively. The Federal Research and Development Credits will begin to expire, if not utilized, in 2031. The California Research and Development Credits do not expire since these attributes have an indefinite life. As of December 31, 2022 and 2021, the Company had California EZ Hiring Tax Credits of $2.1 million. The California Hiring Tax Credits will begin to expire, if not utilized, in 2023. As of December 31, 2022 and 2021, the Company had foreign tax credits of $0.2 million. The foreign tax credits will begin to expire, if not utilized, in 2028.
As of December 31, 2022 and 2021, the Company had unrecognized tax benefits of $15.1 million and $13.3 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2019	$9,824
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	1,333
Gross amount of unrecognized tax benefits for tax positions taken in prior year	7
Balance as of December 31, 2020	11,164
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	2,195
Gross amount of increases in unrecognized tax benefits for tax positions taken in prior year	23
Gross amount of decreases in unrecognized tax benefits for tax positions taken in prior year	(74)
Balance as of December 31, 2021	13,308
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	2,037
Gross amount of increases in unrecognized tax benefits for tax positions taken in prior year	47
Gross amount of decreases in unrecognized tax benefits for tax positions taken in prior year	(305)
Balance as of December 31, 2022	$15,087
The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year or otherwise directly related to an existing deferred tax asset, in which case the uncertain tax position is recorded net of the asset on the consolidated balance sheet. As of December 31, 2022, $0.1 million of the Company’s gross unrecognized tax benefits, if recognized, would affect the effective tax rate and, $15.0 million would result in an adjustment to deferred tax assets with corresponding adjustments to valuation allowance.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. There were no interest and penalties accrued as of December 31, 2022 and 2021.

The Company does not anticipate that its total unrecognized tax benefits will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months.
The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. states and certain foreign jurisdictions. Material jurisdictions where the Company is subject to potential examination include the United States, United Kingdom and Argentina. The Company is subject to examination in these jurisdictions for all years since 2006. Fiscal years outside the normal statute of limitation remain open to audit due to tax attributes generated in the early years which have been carried forward and may be audited in subsequent years when utilized.
15. Geographic Information
The following table presents the Company's total net revenue by geography based on the currency of the underlying transaction (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$194,529	$142,683	$73,350
International	66,398	44,451	32,656
Total net revenue	$260,927	$187,134	$106,006

No individual country, included in International net revenue, represents more than 10% of the total consolidated net revenue for years ended December 31, 2022 and 2021. Except for the United Kingdom, no individual country, included in International net revenue, represents more than 10% of the total consolidated net revenue for the year ended December 31, 2021. The increase in the United Kingdom's net revenue in the third quarter of 2020, is primarily attributed to a payment for service fees received from a customer as part of an early termination agreement.
Substantially all of the Company's long-lived assets are located in the United States.
16. Subsequent Events
The Company has evaluated events from December 31, 2022 through February 28, 2023, the date these financial statements were issued.
On February 27, 2023, the Board of Directors of the Company approved a restructuring plan (the “Plan”) that is designed to reduce operating costs, drive efficiencies by consolidating development and support talent into regional hubs, and enable investment for potential long-term growth. The Plan eliminates approximately 8% of existing roles out of the Company’s current workforce of 898 employees and relocates approximately 30% of remaining roles. The Plan also includes a real estate reduction to reflect the geographic distribution of the Company’s employees as well as other cost-reduction measures. The Company expects to incur total costs associated with the Plan of $12 - 20 million pre-tax, primarily future cash expenditures. The Company expects the majority of the employee termination costs to be incurred in the first quarter of 2023 and the relocation and transition related costs to be substantially incurred in the remainder of 2023.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include controls and procedures designed to ensure that that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Based on our evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal control over financial reporting described below.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth in "Internal Control—Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2022 based on those criteria due to the material weakness in our internal control over financial reporting described below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
We identified a material weakness in our internal control over financial reporting, related to the lack of an effectively designed control activity over the presentation of unrealized foreign currency transaction gains and losses and effects of exchange rate changes on cash, cash equivalents and restricted cash within the consolidated statements of cash flows. The material weakness resulted in a restatement of the Company’s previously filed consolidated financial statements as of and for each of the quarterly periods ended June 30, 2022 and September 30, 2022. The error resulted in a revision to the consolidated financial statements as of and for the year ended December 31, 2021, including the quarterly periods therein, as of and for the year ended December 31, 2020 and for the quarterly period ended March 31, 2022. The error had no effect on the consolidated statements of operations or consolidated balance sheet in the aforementioned periods. Additionally, the material weakness could result in a misstatement to the annual or interim consolidated statement of cash flows over the presentation of unrealized foreign currency transaction gains and losses and effects of exchange rate changes on cash, cash equivalents and restricted cash that would result in a material misstatement to the annual or interim consolidated statement of cash flows that would not be prevented or detected.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP. PricewaterhouseCoopers LLP has issued an adverse report on the effectiveness of our internal control over financial reporting as of December 31, 2022, which appears in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
Remediation Plan
We are committed to maintaining a strong internal control environment. Our management, with oversight from our Audit Committee, has initiated a plan to remediate the material weakness. We plan to enhance the design of the control activity over the review of our consolidated statements of cash flows to ensure changes in the magnitude of foreign currency gains and losses due to increased volatility in foreign exchange rates are appropriately presented on the statement of cash flows. The material weakness cannot be considered remediated until after the applicable control operates for a sufficient period of time, and management has concluded, through testing, that the control is operating effectively.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2022 in connection with our 2023 annual meeting of stockholders (the Proxy Statement), and is incorporated herein by reference.
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
Exhibit Index

	Description of Exhibits	Incorporated by Reference
Exhibit Number		Form	Exhibit Number	Date Filed

3.2	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	August 28, 2018
3.4	Second Amended and Restated Bylaws.	8-K	3.1	December 21, 2022
4.1	Form of Class A Common Stock Certificate.	S-1/A	4.1	September 7, 2018
4.2	Description of Securities.			Filed herewith
4.3	Amended and Restated Investors’ Rights Agreement, dated August 30, 2017, by and among the Registrant and certain of its stockholders.	S-1	4.2	August 23, 2018
4.4	Indenture, dated as of June 15, 2020, between Registrant and Wilmington Trust, National Association, as Trustee	8-K	4.1	June 15, 2020
4.5	Form of Note, representing the 5.000% Convertible Senior Notes due 2025 (included as Exhibit A to Exhibit 4.4)	8-K	4.1	June 15, 2020
4.6	Indenture, dated as of March 11, 2021, between Eventbrite, Inc. and Wilmington Trust, National Association, as Trustee	8-K	4.1	March 11, 2021
4.7	Form of Note, representing the 0.750% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	4.1	March 11, 2021
10.1	Sublease Agreement, dated August 23, 2021, by and between Eventbrite, Inc. and Zillow Group, Inc.	8-K	10.1	August 26, 2021
10.2	Lease for 209 10th Avenue South, Nashville, TN, dated May 12, 2014, by and between the Registrant and Cummins Station, LLC; First Amendment to Lease dated June 24, 2014; Second Amendment to Lease dated May 22, 2016; Third Amendment to Lease dated September 29, 2016; Fourth Amendment to Lease dated January 28, 2018; Fifth Amendment to Lease dated April 25, 2018; Sixth Amendment to Lease dated June 24, 2019; Seventh Amendment to Lease dated December 19, 2019.	10-K	10.2	March 2, 2020
10.3	Form of 2025 Capped Call Confirmation	8-K	10.1	June 15, 2020
10.4	Form of 2026 Capped Call Confirmation	8-K	4.1	March 11, 2021
10.5#	Senior Executive Cash Incentive Bonus Plan.	S-1	10.4	August 23, 2018
10.6#	Amended and Restated Non-Employee Director Compensation Policy	10-Q	10.1	July 28, 2022
10.7#	Eventbrite, Inc. (f/k/a Mollyguard Corporation) 2004 Stock Plan, as amended, and forms of agreements thereunder.	S-1	10.7	August 23, 2018
10.8#	Eventbrite, Inc. 2010 Stock Plan, as amended, and forms of agreements thereunder.	S-1/A	10.8	August 28, 2018

10.9#	Eventbrite, Inc. 2018 Stock Option and Incentive Plan and forms of agreements thereunder.	10-K	10.9	March 7, 2019
10.10#	Amended and Restated Eventbrite, Inc. 2018 Employee Stock Purchase Plan.	10-Q	10.1	April 28, 2022
10.11#	Form of Indemnification Agreement, between the Registrant and each of its directors.	8-K	10.2	December 1, 2020
10.12#	Promotion Letter, dated April 21, 2016, between the Registrant and Julia Hartz.	S-1	10.13	August 23, 2018
10.13#	Offer Letter, dated November 30, 2005, between Mollyguard Corporation and Julia (Steen) Hartz.	S-1	10.14	August 23, 2018
10.14#	Form of Executive Severance and Change in Control Agreement between the Registrant and each of its executives.	S-1/A	10.18	August 28, 2018
10.15#	Non-Employee Directors’ Deferred Compensation Program.	S-1/A	10.23	September 7, 2018
10.16#	Offer Letter, dated July 2, 2020 by and between the Registrant and Vivek Sagi	10-K	10.14	March 1, 2021
10.17#	Offer Letter, dated August 7, 2019, by and between the Registrant and Charles Baker.	8-K	10.1	August, 8 2019
10.18#	Offer letter, dated November 18, 2020, between the Registrant and Xiaojing Fan	8-K	10.1	December 1, 2020
10.19#	Form of Performance Stock Unit Award Agreement - Financial performance	10-Q	10.2	July 28, 2022
10.20#	Form of Performance Stock Unit Award Agreement - Stock Price performance	10-Q	10.3	July 28, 2022
21.1	Subsidiaries of the Registrant			Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm			Filed herewith
24.1	Power of Attorney (contained on signature page hereto)			Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)			Filed herewith
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

February 28, 2023	Eventbrite, Inc.

	By:	/s/ Julia Hartz
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Julia Hartz	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2023
Julia Hartz

/s/ Charles Baker	Chief Financial Officer (Principal Financial Officer)	February 28, 2023
Charles Baker

/s/ Xiaojing Fan	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2023
Xiaojing Fan

/s/ Katherine August-deWilde	Director	February 28, 2023
Katherine August-deWilde

/s/ Kevin Hartz	Chairman and Director	February 28, 2023
Kevin Hartz

/s/ Jane Lauder	Director	February 28, 2023
Jane Lauder

/s/ Sean P. Moriarty	Lead Independent Director	February 28, 2023
Sean P. Moriarty

/s/ Helen Riley	Director	February 28, 2023
Helen Riley

/s/ Steffan C. Tomlinson	Director	February 28, 2023
Steffan C. Tomlinson

/s/ Naomi Wheeless	Director	February 28, 2023
Naomi Wheeless

/s/ April Underwood	Director	February 28, 2023
April Underwood