Form 10-Q
period 2023-03-31
Eventbrite, Inc.
filed 2023-05-09
CIK 1475115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
95 Third Street, 2nd Floor,
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 2, 2023, 82,353,114 shares of Registrant's Class A common stock and 17,640,167 shares of Registrant's Class B common stock were outstanding.

EVENTBRITE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "appears," "shall," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements related to the impacts of geopolitical and macroeconomic events, including their impact on us, our operations, or our future financial or operational results; our convertible senior notes, including the intended use of the net proceeds; our future financial performance, including our revenue, costs of revenue and operating expenses; our anticipated growth and growth strategies and our ability to effectively manage that growth; our ability to achieve and grow profitability; changes in our business model; our corporate strategy and expectations with respect to our restructuring plan; our advance payout program; the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs; our predictions about industry and market trends; our ability to attract and retain creators and drive consumer demand; our ability to successfully operate internationally; our ability to attract and retain employees; our ability to comply with modified or new laws and regulations applying to our business; our plans to remediate the material weakness in our internal controls over financial reporting; and our ability to successfully defend litigation brought against us and the potential effect of any current litigation on our business, financial position, results of operations or liquidity.
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors, including those described in the section titled "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022, and this Quarterly Report on Form 10-Q. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

EVENTBRITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts and share data) (Unaudited)
	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$518,446	$539,299
Funds receivable	26,000	43,525
Short-term investments, at amortized cost	180,455	84,224
Accounts receivable, net	2,598	2,266
Creator signing fees, net	792	645
Creator advances, net	584	721
Prepaid expenses and other current assets	12,714	12,479
Total current assets	741,589	683,159
Restricted cash	882	875
Creator signing fees, noncurrent	1,156	1,103
Property and equipment, net	6,960	6,348
Operating lease right-of-use assets	3,351	5,179
Goodwill	174,388	174,388
Acquired intangible assets, net	19,677	21,907
Other assets	2,422	2,420
Total assets	$950,425	$895,379
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, creators	$367,986	$309,313
Accounts payable, trade	851	1,032
Chargebacks and refunds reserve	13,232	13,136
Accrued compensation and benefits	11,777	11,635
Accrued taxes	8,718	12,515
Operating lease liabilities	2,195	2,810
Other accrued liabilities	13,385	10,538
Total current liabilities	418,144	360,979
Accrued taxes, noncurrent	8,279	8,820
Operating lease liabilities, noncurrent	2,949	3,345
Long-term debt	356,078	355,580
Other liabilities	100	100
Total liabilities	785,550	728,824
Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized; 99,614,800 shares issued and outstanding as of March 31, 2023; 99,169,432 shares issued and outstanding as of December 31, 2022	1	1
Additional paid-in capital	966,515	955,509
Accumulated deficit	(801,641)	(788,955)
Total stockholders’ equity	164,875	166,555
Total liabilities and stockholders’ equity	$950,425	$895,379

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)
	Three Months Ended March 31,
	2023	2022
Net revenue	$77,914	$55,875
Cost of net revenue	26,395	19,973
Gross profit	51,519	35,902
Operating expenses
Product development	26,564	18,518
Sales, marketing and support	17,060	13,148
General and administrative	21,718	18,817
Total operating expenses	65,342	50,483
Loss from operations	(13,823)	(14,581)
Interest expense	(2,752)	(2,798)
Other income (expense), net	4,500	(603)
Loss before income taxes	(12,075)	(17,982)
Income tax provision (benefit)	611	203
Net loss	$(12,686)	$(18,185)
Net loss per share, basic and diluted	$(0.13)	$(0.19)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	99,503	97,554

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock-Class A		Common Stock-Class B		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	81,529,265	$1	17,640,167	$—	$955,509	$(788,955)	$166,555
Issuance of common stock upon exercise of stock options	77,378	—	—	—	463	—	463
Issuance of restricted stock awards	10,375	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	551,060	—	—	—	—	—	—
Shares withheld related to net share settlement	(193,445)	—	—	—	(1,822)	—	(1,822)
Conversion of common stock from Class B to Class A	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	12,365	—	12,365
Net loss	—	—	—	—	—	(12,686)	(12,686)
Balance at March 31, 2023	81,974,633	$1	17,640,167	$—	$966,515	$(801,641)	$164,875

	Common Stock-Class A		Common Stock-Class B		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	79,524,112	$1	17,722,353	$—	$903,470	$(733,571)	$169,900
Issuance of common stock upon exercise of stock options	207,361	—	—	—	1,464	—	1,464
Issuance of restricted stock awards	2,515	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	341,723	—	—	—	—	—	—
Shares withheld related to net share settlement	(117,374)	—	—	—	(1,711)	—	(1,711)
Conversion of common stock from Class B to Class A	3,266	—	(3,266)	—	—	—	—
Stock-based compensation	—	—	—	—	12,968	—	12,968
Net loss	—	—	—	—	—	(18,185)	(18,185)
Balance at March 31, 2022	79,961,603	$1	17,719,087	$—	$916,191	$(751,756)	$164,436

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(12,686)	$(18,185)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,531	3,763
Stock-based compensation expense	12,094	12,836
Amortization of debt discount and issuance costs	498	480
Unrealized (gain) loss on foreign currency exchange	(1,133)	903
Accretion on short-term investments	(1,552)	—
Non-cash operating lease expenses	1,875	839
Amortization of creator signing fees	210	412
Adjustments related to creator advances, creator signing fees, and allowance for credit losses	(727)	(1,323)
Provision for chargebacks and refunds	4,717	3,787
Other	314	36
Changes in operating assets and liabilities:
Accounts receivable	(543)	(943)
Funds receivable	17,835	(6,231)
Creator signing fees and creator advances	665	1,553
Prepaid expenses and other assets	(237)	7,073
Accounts payable, creators	57,699	95,655
Accounts payable	(125)	135
Chargebacks and refunds reserve	(4,621)	(4,201)
Accrued compensation and benefits	142	(3,445)
Accrued taxes	(4,580)	(3,382)
Operating lease liabilities	(1,058)	(1,120)
Other accrued liabilities	2,848	(11,188)
Net cash provided by operating activities	75,166	77,454
Cash flows from investing activities
Purchase of short-term investments	(94,679)	—
Purchases of property and equipment	(286)	(320)
Capitalized internal-use software development costs	(1,484)	(511)
Net cash used in investing activities	(96,449)	(831)
Cash flows from financing activities
Proceeds from exercise of stock options	463	1,464
Taxes paid related to net share settlement of equity awards	(1,822)	(1,711)
Principal payments on finance lease obligations	(1)	(31)
Net cash used in financing activities	(1,360)	(278)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,797	(1,235)
Net (decrease) increase in cash, cash equivalents and restricted cash	(20,846)	75,110
Cash, cash equivalents and restricted cash
Beginning of period	540,174	636,159
End of period	$519,328	$711,269

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Three Months Ended March 31,
	2023	2022
Supplemental cash flow data
Interest paid	$798	$857
Income taxes paid, net of refunds	(15)	8
Non-cash investing and financing activities
Reduction of right of use asset due to modification or exit	$1,039	$941

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Overview and Basis of Presentation
Description of Business
Eventbrite, Inc. (Eventbrite or the Company) connects event creators - the people who bring others together to share their passions, artistry and causes through live experiences - with their audiences. Through the Company’s highly-scalable self-service platform, Eventbrite enables event creators to plan, promote and sell tickets to their events. Eventbrite’s consumer-facing experiences enable event seekers to find experiences they love and serve as a demand generating engine for event creators. Eventbrite is focused on delivering products that enable creators to grow their audience reach and generate demand for their events, and is investing in an enhanced event discovery experience for consumers. As more creators and consumers view Eventbrite as a trusted place for live events, the Company believes it can drive more ticket sales and enhance its market position as a leading live events marketplace.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and the applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal and recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations and cash flows for the interim periods. The condensed consolidated balance sheet at December 31, 2022 has been derived from audited consolidated financial statements as of that date. All intercompany transactions and balances have been eliminated. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other future annual or interim period.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K).
Revision of Previously Issued Unaudited Condensed Consolidated Financial Statements
The Company identified an error within the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2022 primarily related to cash balances held on behalf of creators that are denominated in currencies other than the functional currency. The effect of exchange rate changes on these cash balances were not disclosed as a separate item in the reconciliation of beginning and ending balances of cash. Additionally, the unrealized foreign currency transaction gains and losses were not disclosed as a reconciliation item in the cash flow from operating activities. The unaudited condensed consolidated financial statements for the three months ended March 31, 2022 have been revised to correct for the error, which was immaterial. This revision had no impact on the Company's previously reported consolidated net income, financial position, net change in cash, cash equivalents, and restricted cash, or total cash, cash equivalents, and restricted cash as reported on the Company's consolidated statements of cash flows.

The following table summarizes the impact of the adjustments for the period presented:

	Three Months Ended March 31, 2022
	As Reported	Adjustments	As Revised
Net cash provided by operating activities	$76,219	$1,235	$77,454
Net cash used in investing activities	(831)	—	(831)
Net cash used in financing activities	(278)	—	(278)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(1,235)	(1,235)
Change in cash and cash equivalents	$75,110	$—	$75,110
Significant Accounting Policies
There have been no changes to our significant accounting policies described in our 2022 Form 10-K that have had a material impact on our unaudited condensed consolidated financial statements and related notes.
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
2. Restructuring
On February 27, 2023, the Board of Directors of the Company approved a restructuring plan (the “Plan”) that is designed to reduce operating costs, drive efficiencies by consolidating development and support talent into regional hubs, and enable investment for potential long-term growth. The actions associated with the Plan are expected to substantially complete by the end of 2023 and we expect to incur total estimated costs of up to $20 million.
The Company primarily incurred employee severance and other termination benefits costs, as well as lease abandonment costs in connection with the Plan. Severance benefits provided to employees were recognized on the communication date in general. Certain severance benefits and retention bonuses are contingent on service until termination date to support the transition of certain roles to different locations, and are recognized ratably over the requisite service period. The Company closed certain offices as part of the Plan and the amortization of the remaining right-of-use assets was accelerated related to the lease abandonment.
The recognition of restructuring related costs requires the Company to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the Plan. To the extent the Company’s actual results differ from its estimates and assumptions, the Company may be required to revise the estimates of future accrued restructuring liabilities. At the end of each reporting period, the Company evaluates the remaining accrued restructuring balances to ensure that the accruals continue to reflect the best estimate in accordance with the execution of the Plan.

The Company incurred costs of approximately $8.8 million in connection with the Plan during the three months ended March 31, 2023, which consists of $7.7 million in costs related to severance, and other employee termination benefits, and $1.1 million primarily related to lease abandonment costs.
A summary of the restructuring related costs for the three months ended March 31, 2023 by activity type is as follows (in thousands):

	Severance and other termination benefits	Lease abandonment and related charges	Total
Cost of net revenue	$647	$113	$760
Product development	4,207	356	4,563
Sales, marketing and support	1,054	278	1,332
General and administrative	1,788	379	2,167
Total	$7,696	$1,126	$8,822
The following table is a summary of the changes in the restructuring related liabilities, included within accrued compensation and benefits and other accrued liabilities on the consolidated balance sheets, associated with the Plan (in thousands):

Balance as of January 1, 2023	$—
Restructuring related costs accrued	8,822
Cash payment during the period	(2,726)
Non-cash items	(1,126)
Balance as of March 31, 2023	$4,970

3. Revenue Recognition
The Company derives its revenues primarily from ticketing and payment processing. The Company also derives a smaller portion of revenues from marketing and advertising services. The Company's customers are event creators who use the Company's platform to sell tickets and market events to attendees. Revenue is recognized when or as control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.
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
If an event is canceled by a creator, then any obligations to provide refunds to event attendees are the responsibility of that creator. If a creator is unwilling or unable to fulfill their refund obligations, the Company may, at its discretion, provide attendee refunds.
Marketing and Advertising Revenue
Revenue from marketing services is primarily derived from providing creators with access to various marketing tools and functionalities for a monthly or annual subscription fee. The Company considers that it satisfies its performance obligation as it provides the services to customers and recognizes revenue ratably over the service term which varies from one month to a year. In the third quarter of 2022, the Company also introduced advertising services. Advertising services enable creators to promote featured content on the Eventbrite platform or mobile application. The Company recognizes recognize advertising revenue as advertisements are displayed to users through impressions.
4. Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid financial instruments, including bank deposits, money market funds and U.S. Treasury securities with an original maturity of three months or less at the date of purchase, to be cash equivalents. Due to the short-term nature of the instruments, the carrying amounts reported in the consolidated balance sheets approximate their fair value.
Cash and cash equivalents balances include the face value of tickets sold on behalf of creators and their share of service charges, which are to be remitted to the creators. Such balances were $344.3 million and $269.4 million as of March 31, 2023 and December 31, 2022, respectively. These ticketing proceeds are legally unrestricted, and the Company invested a portion of ticketing proceeds in high quality U.S. Treasury bills. These amounts due to creators are included in accounts payable, creators on the consolidated balance sheets.
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

	March 31, 2023	December 31, 2022	March 31, 2022
Cash and cash equivalents	$518,446	$539,299	$709,853
Restricted cash	882	875	1,416
Total cash, cash equivalents and restricted cash	$519,328	$540,174	$711,269
5. Short-term Investments
The Company invests certain of its excess cash in short-term debt instruments which consist of U.S. Treasury bills with original maturities greater than three months and less than one year. All short-term investments are classified as held-to-maturity and are recorded and held at amortized cost. Investments are considered to be impaired when a decline in fair value is deemed to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, the carrying value of an instrument is adjusted to its fair value on a non-recurring basis. No such fair value impairment was recognized during the three months ended March 31, 2023 and year ended December 31, 2022.

The following tables summarize the Company's financial instruments that were measured at fair value on a non-recurring basis (in thousands):

		March 31, 2023
Description	Classification	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holdings losses	Aggregate fair value
Saving deposits	Cash equivalents	$22,510	$—	$—	$22,510
US Treasury securities	Short-term investments	180,455	66	—	180,521
		$202,965	$66	$—	$203,031

		December 31, 2022
Description	Classification	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holdings losses	Aggregate fair value
Saving deposits	Cash equivalents	$31,288	$—	$—	$31,288
US Treasury securities	Cash equivalents	85,201	17	—	85,218
US Treasury securities	Short-term investments	84,224	10	(5)	84,229
		$200,713	$27	$(5)	$200,735

6. Funds Receivable
Funds receivable represents cash-in-transit from third-party payment processors that is received by the Company within approximately five business days from the date of the underlying ticketing transaction. The funds receivable balances include the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such amounts were $23.7 million and $39.9 million as of March 31, 2023 and December 31, 2022, respectively.
7. Accounts Receivable, Net
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

	March 31, 2023	December 31, 2022
Accounts receivable, customers	$3,340	$2,967
Allowance for credit losses	(742)	(701)
Accounts receivable, net	$2,598	$2,266

8. Creator Signing Fees, Net
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
As of March 31, 2023, the balance of creator signing fees, net is being amortized over a weighted-average remaining contract life of 3.0 years on a straight-line basis. The following table summarizes the activity in creator signing fees for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$1,748	$3,409
Creator signing fees paid	—	—
Amortization of creator signing fees	(210)	(412)
Write-offs and other adjustments	410	(351)
Balance, end of period	$1,948	$2,646
Creator signing fees are classified as follows on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	March 31, 2023	March 31, 2022
Creator signing fees, net	$792	$1,152
Creator signing fees, noncurrent	1,156	1,494
Total creator signing fees	$1,948	$2,646

9. Creator Advances, Net
Creator advances are incentives that are offered by the Company which provide the creator with funds in advance of the event. These are subsequently recovered by withholding amounts due to the Company from the sale of tickets for the event until the creator payment has been fully recovered.
The following table summarizes the activity in creator advances for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$721	$862
Creator advances paid	—	96
Creator advances recouped	(302)	(964)
Write-offs and other adjustments	165	1,290
Balance, end of period	$584	$1,284

10. Accounts Payable, Creators
Accounts payable, creators consists of unremitted ticket sale proceeds, net of Eventbrite service fees and applicable taxes. Amounts are remitted to creators within five business days subsequent to the completion of the related event. Creators may apply to receive a portion of these proceeds prior to completion of their events.
For qualified creators, the Company passes ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, the Company refers to these payments as advance payouts. When an advance payout is made, the Company reduces its cash and cash equivalents with a corresponding decrease to its accounts payable, creators. As of March 31, 2023 and December 31, 2022, advance payouts outstanding was approximately $234.8 million and $193.1 million, respectively.

11. Chargebacks and Refunds Reserve
The terms of the Company's standard merchant agreement obligate creators to reimburse attendees who are entitled to refunds. The Company records estimates for refunds and chargebacks of its fees as contra-revenue. When the Company provides advance payouts, it assumes risk that the event may be canceled, fraudulent, or materially not as described, resulting in significant chargebacks and refund requests. See Note 10, “Accounts Payable, Creators”. If the creator is insolvent or has spent the proceeds of the ticket sales for event-related costs, the Company may not be able to recover its losses from these events, and such unrecoverable amounts could equal the value of the transaction or transactions settled to the creator prior to the event that is disputed, plus any associated chargeback fees not assumed by the creator. The Company records reserves for estimated advance payout losses as an operating expense classified within sales, marketing and support.
Reserves are recorded based on the Company's assessment of various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, macroeconomic conditions, and actual chargeback and refund activity trends. The chargebacks and refunds reserve was $13.2 million and $13.1 million which primarily includes reserve balances for estimated advance payout losses of $11.2 million and $11.2 million as of March 31, 2023 and December 31, 2022, respectively.
The Company will adjust reserves in the future to reflect best estimates of future outcomes. The Company cannot predict the outcome of or estimate the possible recovery or range of recovery from these matters. It is possible that the reserve amount will not be sufficient and the Company's actual losses could be materially different from its current estimates.
12. Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	March 31, 2023	December 31, 2022
Capitalized internal-use software development costs	$56,764	$55,009
Furniture and fixtures	860	869
Computers and computer equipment	5,427	6,854
Leasehold improvements	4,236	4,243
Finance lease right-of-use assets	587	597
Property and equipment	67,874	67,572
Less: Accumulated depreciation and amortization	(60,914)	(61,224)
Property and equipment, net	$6,960	$6,348
The Company recorded the following amounts related to depreciation of fixed assets and capitalized internal-use software development costs during the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Depreciation expense	$479	$378
Amortization of capitalized internal-use software development costs	822	1,004
13. Leases
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

As part of the restructuring plan described in Note 2, the Company closed certain offices to reflect the geographic distribution of the Company’s employees and $1.0 million amortization of the right-of-use assets was accelerated in the three months ended March 31, 2023.
The components of operating lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease costs	$1,875	$839
Sublease income	(52)	(54)
Total operating lease costs, net	$1,823	$785
As of March 31, 2023, the Company's operating leases had a weighted-average remaining lease term of 2.5 years and a weighted-average discount rate of 3.7%.
As of March 31, 2023, maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
The remainder of 2023	$2,008
2024	1,643
2025	1,684
2026	141
2027 and thereafter	—
Total future operating lease payments	5,476
Less: Imputed interest	(332)
Total operating lease liabilities	$5,144
Reconciliation of lease liabilities as shown in the consolidated balance sheets
Operating lease liabilities, current	$2,195
Operating lease liabilities, noncurrent	2,949
Total operating lease liabilities	$5,144

14. Goodwill and Acquired Intangible Assets, Net
The carrying amounts of the Company's goodwill was $174.4 million as of March 31, 2023 and December 31, 2022. The Company tests goodwill for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. We did not record any goodwill impairment during the three months ended March 31, 2023.
Acquired intangible assets consisted of the following (in thousands):

	March 31, 2023			December 31, 2022
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Developed technology	$22,396	$(21,058)	$1,338	$22,396	$(20,854)	$1,542
Customer relationships	74,884	(56,545)	18,339	74,884	(54,519)	20,365
Tradenames	1,650	(1,650)	—	1,650	(1,650)	—
Acquired intangible assets, net	$98,930	$(79,253)	$19,677	$98,930	$(77,023)	$21,907
The following tables set forth the amortization expense recorded related to acquired intangible assets for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of net revenue	$203	$203
Sales, marketing and support	2,027	2,172
General and administrative	—	6
Total amortization of acquired intangible assets	$2,230	$2,381
As of March 31, 2023, the total expected future amortization expense of acquired intangible assets by year is as follows (in thousands):

The remainder of 2023	$6,363
2024	8,300
2025	5,014
2026 and thereafter	—
Total expected future amortization expense	$19,677
15. Fair Value Measurement
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
The Company’s cash equivalents, funds receivable, accounts receivable, accounts payable and other current liabilities approximate their fair value. All of these financial assets and liabilities are Level 1, except for debt. See Note 16, “Debt”, for details regarding the fair value of the Company's convertible senior notes.
16. Debt
As of March 31, 2023 and December 31, 2022, long-term debt consisted of the following (in thousands):

	March 31, 2023			December 31, 2022
	2026 Notes	2025 Notes	Total	2026 Notes	2025 Notes	Total
Outstanding principal balance	$212,750	$150,000	$362,750	$212,750	$150,000	$362,750
Less: Debt issuance costs	(3,648)	(3,024)	(6,672)	(3,896)	(3,274)	(7,170)
Carrying amount, long-term debt	$209,102	$146,976	$356,078	$208,854	$146,726	$355,580
The following tables set forth the total interest expense recognized related to the term loans and the convertible notes for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash interest expense	$2,253	$2,253
Amortization of debt issuance costs	498	480
Total interest expense	$2,751	$2,733

The following table summarizes the Company's contractual obligation to settle commitments related to the 2026 Notes and 2025 Notes as of March 31, 2023 (in thousands):

	Payments due by Year
	Total	2023	2024	2025	2026	2027 and thereafter
Convertible Senior Notes Due 2026	$212,750	$—	$—	$—	$212,750	$—
Interest obligations on 2026 Notes (1)	5,586	798	1,596	1,596	1,596	—
Convertible Senior Notes Due 2025	150,000	—	—	150,000	—	—
Interest obligations on 2025 Notes (1)	22,500	7,500	7,500	7,500	—	—
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
Prior to the adoption of Accounting Standards Update ("ASU") 2020-06, the Company separated the conversion option of the 2025 Notes from the debt instrument and classified the conversion option in equity. The Company early adopted ASU 2020-06 on January 1, 2021 using the modified retrospective transition method. Adoption of ASU 2020-06 resulted in a decrease to additional paid-in capital of $45.5 million, an increase to retained earnings of $3.1 million, and a net increase to long-term debt of $42.4 million.
The effective interest rate of the 2025 Notes is 5.8%. The Company recorded cash interest of $1.9 million, and amortization of debt issuance costs of $0.3 million during the three months ended March 31, 2023. The Company recorded cash interest of $1.9 million, and amortization of debt issuance costs of $0.2 million during the three months ended March 31, 2022.
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
The fair value of the 2025 Notes, which we have classified as a Level 2 instrument, was $155.1 million as of March 31, 2023. The fair value of the 2025 Notes is determined using observable market prices on the last business day of the period.

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
The effective interest rate of the 2026 Notes is 1.3%. The Company recorded cash interest of $0.4 million, and amortization of debt issuance costs of $0.2 million during the three months ended March 31, 2023 and March 31, 2022.
The fair value of the 2026 Notes, which we have classified as a Level 2 instrument, was $165.3 million as of March 31, 2023. The fair value of the 2026 Notes is determined using observable market prices on the last business day of the period.
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

17. Commitments and Contingencies
The Company's principal commitments consist of obligations under the 2025 Notes and 2026 Notes (including principal and coupon interest), operating leases for office space, as well as non-cancellable purchase commitments. See Note 16, "Debt" and Note 13 "Leases" for contractual obligations to settle commitments relating to the 2025 Notes, 2026 Notes and operating leases for office space.
Other than as described above, there were no material changes outside the Company's normal course of business in its commitments under contractual obligations from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
The matter discussed below summarizes the Company’s current ongoing pending litigation.
Commercial Contract Litigation
On June 18, 2020, the Company filed a Complaint in the United States District Court for the Northern District of California against M.R.G. Concerts Ltd. (MRG) and Matthew Gibbons (Gibbons), asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory judgment, unfair competition, and common counts under California law, arising out of MRG and Gibbons' termination of certain contracts with the Company and their refusal to make various payments to the Company required by those contracts. MRG asserted counterclaims against the Company for breach of one of the contracts in issue, as well as for breach of the implied covenant of good faith and fair dealing, unfair competition, and declaratory judgment. A jury trial commenced on May 16, 2022. On May 23, 2022, the jury issued a verdict in Eventbrite’s favor and awarded the Company $11.0 million in damages. Defendants filed a motion seeking to reduce the verdict or hold a new trial, and the Company filed a motion for pre-judgment and post-judgment interest as well as to recover its attorneys’ fees and costs of suit per the parties’ contracts. On November 1, 2022, the Court denied Defendants' motion, granted the Company’s motion, and entered an Amended Final Judgment in the Company’s favor in the amount of $14.9 million.

Defendants’ Opening Brief on appeal was filed April 13, 2023. The Company has not yet filed its brief, and the timeframe for oral argument (should the Court allow any) is unknown. The Company cannot predict the likelihood of success on Defendants’ appeal or the Company’s conditional cross-appeal. The Company has not recorded any gain in relation to this verdict as of March 31, 2023.
Tax Matters
The Company is currently under audit in certain jurisdictions with regard to indirect tax matters. The Company establishes reserves for indirect tax matters when it determines that the likelihood of a loss is probable, and the loss is reasonably estimable. Accordingly, the Company has established a reserve for the potential settlement of issues related to sales and other indirect taxes in the amount of $5.3 million and $6.0 million as of March 31, 2023 and December 31, 2022, respectively. These amounts, which represent management’s best estimates of its potential liability, include potential interest and penalties of $0.8 million and $0.9 million as of March 31, 2023 and December 31, 2022, respectively.
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

18. Stockholders' Equity
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
As of March 31, 2023, there were 5,814,499 and 6,875,504 options issued and outstanding under the 2010 Plan and 2018 Plan, respectively (collectively, the Plans). As of March 31, 2023, 8,129,355 shares of Class A common stock and were available for grant under the 2018 Plan.
Stock options granted typically vest over a four-year period from the date of grant. Options awarded under the Plans are exercisable up to ten years.

Stock Option Activity
Stock option activity for the three months ended March 31, 2023 is presented below:

	Outstanding options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2022	12,558,158	$12.30	6.4	$93
Granted	237,642	8.72
Exercised	(77,378)	5.99
Canceled	(28,419)	11.48
Balance as of March 31, 2023	12,690,003	12.27	6.2	3,554
Vested and exercisable as of March 31, 2023	9,631,022	12.04	5.5	3,169
Vested and expected to vest as of March 31, 2023	12,529,364	12.26	6.2	3,524
The aggregate intrinsic value in the table above represents the difference between the fair value of common stock and the exercise price of outstanding, in-the-money stock options at March 31, 2023.
As of March 31, 2023, the total unrecognized stock-based compensation expense related to stock options outstanding was $19.5 million, which will be recognized over a weighted-average period of 2.2 years. The weighted-average fair value of stock options granted was $5.26 for the three months ended March 31, 2023.
Stock Award Activity
Stock award activity, which includes RSUs, PSUs, and restricted stock awards (RSAs), for the three months ended March 31, 2023 is presented below:

	Outstanding RSUs, RSAs and PSUs	Weighted-average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2022	10,764,197	$11.46	1.7	$63,059
Awarded	1,649,472	8.42
Released	(590,994)	15.56
Canceled	(902,679)	12.40
Balance as of March 31, 2023	10,919,996	10.70	1.7	93,694
Vested and expected to vest as of March 31, 2023	9,595,276	10.75	1.6	82,327
As of March 31, 2023, the total unrecognized stock-based compensation expense related to stock awards, was $88.2 million, which will be recognized over a weighted-average period of 3.0 years.
Stock-based Compensation Expense
Stock-based compensation expense recognized in connection with stock options, RSUs, RSAs, PSUs and the Employee Stock Purchase Plan (ESPP) during each of the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of net revenue	$197	$240
Product development	4,324	4,133
Sales, marketing and support	2,228	1,787
General and administrative	5,345	6,676
Total	$12,094	$12,836
The Company capitalized $0.3 million of stock-based compensation expense related to capitalized software costs during the three months ended March 31, 2023, compared to $0.1 million during the three months ended March 31, 2022.

19. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. As the Company had net losses for the three months ended March 31, 2023 and 2022, all potentially issuable shares of common stock were determined to be anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Net loss	$(12,686)	$(18,185)
Weighted-average shares used in computing net loss per share, basic and diluted	99,503	97,554
Net loss per share, basic and diluted	$(0.13)	$(0.19)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect (in thousands):

	March 31, 2023	March 31, 2022
Shares related to convertible senior notes	19,538	19,538
Stock-options to purchase common stock	12,690	12,212
Restricted stock units	10,869	7,357
ESPP	150	83
Total shares of potentially dilutive securities	43,247	39,190
For the 2025 Notes and 2026 Notes, the conversion spread of 11.9 million shares and 7.6 million shares, respectively, will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s Class A common stock for a given period exceeds the conversion price of $12.60 per share for the 2025 Notes and $27.89 per share for the 2026 Notes.
20. Income Taxes
The Company recorded an income tax expense of $0.6 million for the three months ended March 31, 2023, compared to $0.2 million for the three months ended March 31, 2022. The increase was primarily attributable to changes in our year over year taxable earnings mix.
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
21. Geographic Information
The following table presents the Company's total net revenue by geography based on the currency of the underlying transaction (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$58,397	$42,618
International	19,517	13,257
Total net revenue	$77,914	$55,875
No individual country, included in International net revenue, represents more than 10% of the total consolidated net revenue for any of the periods presented.
Substantially all of the Company's long-lived assets are located in the United States.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (2022 Form 10-K) filed with the United States Securities and Exchange Commission (SEC) on February 28, 2023. In addition to historical condensed consolidated financial information, the following discussion and analysis contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our 2022 Form 10-K. References herein to "Eventbrite," the "Company," "we," "us" or "our" refer to Eventbrite, Inc. and its subsidiaries, unless the context requires otherwise.
Overview
Our mission is to bring the world together through live experiences, and since inception, we have been at the center of the experience economy, helping to transform the way people organize and attend events.
Eventbrite connects event creators - the people who bring others together to share their passions, artistry and causes through live experiences - with their audiences. Through our highly-scalable self-service platform, we enable event creators to plan, promote and sell tickets to their events. Our consumer-facing experiences enable event seekers to find experiences they love and serve as a demand generating engine for event creators. In 2022, nearly 800,000 creators held over five million free and paid events using Eventbrite, issuing nearly 285 million tickets to consumers on our global marketplace.
Our event creators are entrepreneurs who express their passions and skills through live events. To meet creators’ most pressing needs, we are focused on delivering products that add efficiency to their operations, grow their audience reach and generate demand for their events. We are also investing in an enhanced event discovery experience for consumers. As more creators and consumers view Eventbrite as a trusted place for live events, we believe we can drive more ticket sales and enhance our market position as a leading live events marketplace.
The Eventbrite platform empowers creators of free and paid events. Creators of free events currently use our ticketing features for free, and we charge creators of paid events on a per-ticket basis when an attendee purchases a ticket for an event. Today, we derive substantially all of our revenues from ticketing services. We also offer premium marketing tools and advertising services to help event creators sell more tickets, build their audiences and grow their businesses.

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
Paid Ticket Volume
Our success in serving creators is measured in large part by the number of tickets sold on our platform that generate ticket fees, referred to as paid ticket volume. We consider paid ticket volume an important indicator of the underlying health of the business. The table below sets forth the paid ticket volume for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Paid Ticket Volume	23,178	18,054
Our paid ticket volume for events outside of the United States represented 38% of our total paid tickets in the three months ended March 31, 2023, compared to 36% in the three months ended March 31, 2022.
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
The following table presents our Adjusted EBITDA for the periods indicated and a reconciliation of our Adjusted EBITDA to the most comparable GAAP measure, net loss, for each of the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net loss	$(12,686)	$(18,185)
Add:
Depreciation and amortization	3,515	3,763
Stock-based compensation	12,094	12,836
Interest expense	2,752	2,798
Employer taxes related to employee equity transactions	356	357
Other (income) expense, net	(4,500)	603
Income tax provision (benefit)	611	203
Adjusted EBITDA	$2,142	$2,375
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
Results of Operations
The following tables set forth our consolidated results of operations data and such data as a percentage of net revenue for the periods presented (in thousands):

Consolidated Statements of Operations	Three Months Ended March 31,
	2023	2022
Net revenue	$77,914	$55,875
Cost of net revenue	26,395	19,973
Gross profit	51,519	35,902
Operating expenses:
Product development	26,564	18,518
Sales, marketing and support	17,060	13,148
General and administrative	21,718	18,817
Total operating expenses	65,342	50,483
Loss from operations	(13,823)	(14,581)
Interest expense	(2,752)	(2,798)
Other income (expense), net	4,500	(603)
Loss before income taxes	(12,075)	(17,982)
Income tax provision (benefit)	611	203
Net loss	$(12,686)	$(18,185)

Consolidated Statements of Operations, as a percentage of net revenue	Three Months Ended March 31,
	2023	2022
Net revenue	100%	100%
Cost of net revenue	34%	36%
Gross profit	66%	64%
Operating expenses:
Product development	34%	33%
Sales, marketing and support	22%	24%
General and administrative	28%	34%
Total operating expenses	84%	91%
Loss from operations	(18)%	(27)%
Interest expense	(4)%	(5)%
Other income (expense), net	6%	(1)%
Loss before income taxes	(16)%	(33)%
Income tax provision (benefit)	1%	—%
Net loss	(17)%	(33)%

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

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands except percentages)
Net revenue	$77,914	$55,875	$22,039	39%
The increase in net revenue during the three months ended March 31, 2023, compared to the same period in 2022, was primarily driven by an increase in service fees and payment processing fees attributed to growth in our paid ticket volume which increased 5.1 million or 28%, and related pricing increases implemented since January 2023 to reflect enhanced product features. Additionally, there was a $1.4 million increase in revenue from marketing services during the three months ended March 31, 2023 compared to the same period in 2022.
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
Generally, we expect cost of net revenue to fluctuate as a percentage of net revenue in the near- to mid-term primarily driven by the fixed costs absorption relative to total net revenue and our geographical revenue mix. Our payment processing costs for credit and debit card payments are generally lower outside of the United States due to a number of factors, including lower card network fees and lower cost alternative payment networks. Consequently, if we generate more revenue internationally, we expect that our overall payment processing costs will decline as a percentage of total revenue. As our total net revenue increases or decreases and our fixed costs are unaffected, our cost of net revenue as a percentage of net revenue will similarly fluctuate.

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands except percentages)
Cost of net revenue	$26,395	$19,973	$6,422	32%
Percentage of total net revenue	34%	36%
Gross margin	66%	64%
The increase in cost of net revenue during the three months ended March 31, 2023 compared to the same period in 2022, was primarily due to an increase in payment processing costs associated with the increase in ticket sales volume.
Additionally, we incurred $0.8 million in restructuring related costs consisting of $0.7 million severance and other employee termination benefits and $0.1 million lease abandonment costs. For information on the costs associated with the restructuring, see Note 2. "Restructuring" in the notes to the condensed consolidated financial statements.
Our gross margin improved during the three months ended March 31, 2023, compared to the same period in 2022, primarily due to better fixed cost absorption as ticket volume and revenue increased.
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

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands except percentages)
Product development	$26,564	$18,518	$8,046	43%
Percentage of total net revenue	34%	33%
The increase in product development expenses during the three months ended March 31, 2023, compared to the same period in 2022, was primarily driven by $4.6 million restructuring related costs consisting of $4.2 million severance and other employee termination benefits and $0.4 million lease abandonment costs. For information on the costs associated with the restructuring, see Note 2. "Restructuring" in the notes to the condensed consolidated financial statements.
Additionally, there was a $3.7 million increase in employee-related costs including stock-based compensation due to headcount growth in our product development and engineering organization as we continue to focus our investment in building technology products on our platform.
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

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands except percentages)
Sales, marketing and support	$17,060	$13,148	$3,912	30%
Percentage of total net revenue	22%	24%
The increase in sales, marketing and support expenses during the three months ended March 31, 2023, compared to the same period in 2022, was primarily attributable to $1.3 million restructuring related costs, consisting of $1.0 million severance and other employee termination benefits and $0.3 million lease abandonment costs. For information on the costs associated with the restructuring, see Note 2. "Restructuring" in the notes to the condensed consolidated financial statements.
Additionally, there was a $1.3 million increase in employee-related costs including stock-based compensation due to headcount growth. The remaining fluctuation is due to increases in chargeback expenses driven by ticket sales growth and expenses related to marketing our product and building brand awareness.
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

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands except percentages)
General and administrative	$21,718	$18,817	$2,901	15%
Percentage of total net revenue	28%	34%
The increase in general and administrative expenses during the three months ended March 31, 2023, compared to the same period in 2022, is primarily attributable to $2.2 million restructuring related costs, consisting of $1.8 million severance and other employee termination benefits and $0.4 million lease abandonment costs. For information on the costs associated with the restructuring, see Note 2. "Restructuring" in the notes to the condensed consolidated financial statements.
An additional increase was driven by changes to our creator upfront reserves. There was a $0.9 million decrease to creator upfront reserves during the three months ended March 31, 2023 compared to a $1.6 million decrease to creator upfront reserves recorded in the same period in 2022. These releases are attributable to improvements since the start of the pandemic and repayments received on outstanding creator upfront balances.
Interest Expense
In March 2021, we issued the 2026 Notes, which consisted of $212.75 million aggregate principal amount of 0.750% convertible senior notes due 2026. In June 2020, we issued $150.0 million aggregate principal amount of 5.000% convertible senior notes due 2025.
Interest expense consists primarily of cash interest expense and amortization of debt discount and issuance costs on our 2025 Notes and 2026 Notes.

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands except percentages)
Interest expense	$2,752	$2,798	$(46)	(2)%
Percentage of total net revenue	4%	5%
Interest expense remained relatively consistent for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and foreign exchange rate remeasurement gains and losses recorded from consolidating our subsidiaries each period-end. The primary driver of our other income (expense), net is fluctuation in the value of the U.S. dollar against the local currencies of our foreign subsidiaries.

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands except percentages)
Other income (expense), net	$4,500	$(603)	$5,103	846%
Percentage of total net revenue	6%	(1)%
The increase in other income during the three months ended March 31, 2023, compared to the same period in 2022, was driven by $5.4 million increase in interest income primarily due to rising interest rates. This was offset by foreign currency rate measurement fluctuations. We recognized foreign currency rate measurement losses during the three months ended March 31, 2023 as a result of the overall strengthening of the U.S. dollar compared to the foreign currencies with which we operate and process transactions.

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

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands except percentages)
Income tax provision	$611	$203	$408	201%
Percentage of total net revenue	1%	—%

The increase in provision for income taxes for the three months ended March 31, 2023, compared to the same period in 2022, was primarily attributable to changes in our year over year taxable earnings mix.

Liquidity and Capital Resources
As of March 31, 2023, we had cash and cash equivalents of $518.4 million, short-term investments of $180.5 million and funds receivable of $26.0 million. Our cash and cash equivalents includes bank deposits, U.S. Treasury bills, and money market funds held by financial institutions. Our short-term investment portfolio, which consists of U.S. Treasury bills, is designed to preserve principal and provide liquidity. Our funds receivable represents cash-in-transit from credit card processors that is received to our bank accounts within five business days of the underlying ticket transaction. As of March 31, 2023, approximately 21% of our cash was held outside of the United States. We do not expect to incur significant taxes related to these amounts. The cash was held primarily to fund our foreign operations and on behalf of, and to be remitted to, creators. Collectively, our cash and cash equivalents balances represent a mix of cash that belongs to us and cash that is due to creators.
The amounts due to creators, which were $368.0 million as of March 31, 2023, are captioned on our consolidated balance sheets as accounts payable, creators. These ticketing proceeds are legally unrestricted, and beginning in the fourth quarter of 2022 we invested a portion of creator cash in high quality U.S. Treasury bills. For qualified creators, we pass ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, we refer to these payments as advance payouts. When we provide advance payouts, we assume risk that the event may be canceled, fraudulent or materially not as described, resulting in significant chargebacks and refund requests. The terms of our standard merchant agreement obligate creators to repay us for ticket sales advanced under such circumstances. If the creator is insolvent or has spent the proceeds of the ticket sales for event-related costs, we may not be able to recover our losses from these events. Such unrecoverable amounts could equal up to the value of the ticket sales or amounts settled to the creator prior to the event that has been postponed or canceled or is otherwise disputed. We record estimates for losses related to chargebacks and refunds based on various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, macroeconomic conditions, and actual chargeback and refund activity trends. Due to the nature of macroeconomic events, including but not limited to shifts in consumer behavior, inflation, increased labor costs, and rising interest rates, there is a high degree of uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our recorded reserves in the future to reflect our best estimates of future outcomes, and we may pay in cash a portion of, all of, or a greater amount than the $13.2 million provision recorded as of March 31, 2023.
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

Cash Flows
Our cash flow activities were as follows for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$75,166	$77,454
Investing activities	(96,449)	(831)
Financing activities	(1,360)	(278)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,797	(1,235)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(20,846)	$75,110

Comparison of Three Months Ended March 31, 2023 and 2022
Cash Flows from Operating Activities
The net cash provided by operating activities of $75.2 million for the three months ended March 31, 2023 was primarily due to our net loss of $12.7 million, adjusted for non-cash charges primarily consisting of $12.1 million stock-based compensation expense, $3.5 million depreciation and amortization, $4.7 million increase in reserves for chargebacks and refunds and $1.6 million accretion on short-term investments. Additional cash was provided by changes in working capital consisting of a $57.7 million increase in accounts payable to creators due to an increase in paid ticket volume, $17.8 million decrease in funds receivable, and other carrying balances that resulted in cash outflows of $7.5 million.
The net cash provided by operating activities for the three months ended March 31, 2022 was $77.5 million, which primarily resulted from our net loss of $18.2 million, adjusted for non-cash charges primarily consisting of $12.8 million stock-based compensation expense, $3.8 million depreciation and amortization, and $3.8 million increase in reserves for chargebacks and refunds. Additional cash was provided by changes in working capital consisting of a $95.7 million increase in accounts payable to creators due to an increase in paid ticket volume, $6.2 million decrease in funds receivable and other carrying balances that resulted in cash outflows of $15.5 million.
Cash Flows from Investing Activities
Net cash used in investing activities of $96.4 million for the three months ended March 31, 2023 consisted of $94.7 million purchases of short-term investments, $1.5 million capitalized internal-use software development costs and $0.3 million purchases of property and equipment.
Net cash used in investing activities of $0.8 million for the three months ended March 31, 2022 consisted of $0.5 million capitalized software development costs and $0.3 million purchases of property and equipment.
Cash Flows from Financing Activities
Net cash used in financing activities of $1.4 million during the three months ended March 31, 2023 was primarily due to $1.8 million taxes paid related to net share settlement of equity awards, offset by $0.5 million proceeds from the exercise of stock options.
Net cash used in financing activities of $0.3 million during the three months ended March 31, 2022 was primarily due to $1.7 million taxes paid related to net share settlement of equity awards, offset by $1.5 million proceeds from the exercise of stock options.
Effect of exchange rate changes on cash, cash equivalents and restricted cash
The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our consolidated statements of cash flows relates to certain of our assets, primarily cash balances held on behalf of creators that are denominated in currencies other than the functional currency. These cash assets held for creators are directly offset by a corresponding liability to creators. During the three months ended March 31, 2023 we recorded a $1.8 million increase in cash, cash equivalents, and restricted cash, primarily due to the weakening of the U.S. dollar. During the three months ended March 31, 2022, we recorded a $1.2 million decrease in cash, cash equivalents, and restricted cash primarily due to the strengthening of the U.S. dollar. The impact of the effect of exchange rate changes are primarily attributed to creator cash balances, which can serve as a natural hedge for the effect of exchange rates on Accounts payable, creators presented within operating activities.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under the 2025 Notes and 2026 Notes (including principal and coupon interest), operating leases for office space, as well as non-cancellable purchase commitments. See Note 17, "Commitments and Contingencies" to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements and did not have any such arrangements as of March 31, 2023.
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
Our significant accounting policies are discussed in the "Notes to Consolidated Financial Statements, Note 2 "Significant Accounting Policies" in the 2022 Form 10-K. There have been no significant changes to these policies that have had a material impact on our unaudited condensed consolidated financial statements and related notes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We are exposed to market risk for changes in interest rates related primarily to balances of our financial instruments including cash and cash equivalents and short-term investments. As of March 31, 2023, we had cash and cash equivalents of $518.4 million and short-term investments of $180.5 million, which consisted primarily of money market funds and U.S. Treasury bills. The primary objective of our investment approach is to preserve capital principal and provide liquidity. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. A 10% change in the level of market interest rates would not have a material effect on our business, financial conditions or results of operations. In addition, our 2025 Notes and 2026 Notes (collectively referred to as "Notes") are subject to fixed annual interest charges. These Notes therefore are not exposed to financial or economic risk associated with changes in interest rates. However, the fair value of these Notes may fluctuate when interest rates change or can be affected when the market price of our Class A common stock fluctuates. We carry the convertible senior notes at face value less unamortized issuance cost on our balance sheet, and we present the fair value for required disclosure purposes only.
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
Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level prior to full remediation as described below. In light of this fact, our management has performed additional analyses and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
We identified a material weakness in our internal control over financial reporting, related to the lack of an effectively designed control activity over the presentation of unrealized foreign currency transaction gains and losses and effects of exchange rate changes on cash, cash equivalents and restricted cash within the consolidated statements of cash flows. The material weakness resulted in a restatement of the Company’s previously filed consolidated financial statements as of and for each of the quarterly periods ended June 30, 2022 and September 30, 2022 and a revision to the consolidated financial statements as of and for the year ended December 31, 2021, including the quarterly periods therein, as of and for the year ended December, 31 2020 and for the quarterly period ended March 31, 2022. The error had no effect on the consolidated statements of operations or consolidated balance sheet in the aforementioned periods. Additionally, the material weakness could result in a misstatement to the annual or interim consolidated statements of cash flows over the presentation of unrealized foreign currency transaction gains and losses and effects of exchange rate changes on cash, cash equivalents and restricted cash that would result in a material misstatement to the annual or interim consolidated statement of cash flows that would not be prevented or detected.
Remediation Plan
We are committed to maintaining a strong internal control environment. Our management, with oversight from our Audit Committee, has initiated a plan to remediate the material weakness. We enhanced the design of the control activity over the review of our consolidated statements of cash flows to ensure changes in the magnitude of foreign currency gains and losses due to increased volatility in foreign exchange rates are appropriately presented in the statement of cash flows. The material weakness cannot be considered remediated until after the applicable control operates for a sufficient period of time, and management has concluded, through testing, that the control is operating effectively.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 17, "Commitments and Contingencies" to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "Annual Report"), except for the following risk factors which supplement the risk factors previously disclosed and should be considered in conjunction with the risk factors set forth in the 2022 Annual Report. You should carefully consider the risks and uncertainties described in the Annual Report, together with all of the other information in the Annual Report and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, and other documents that we file with the U.S. Securities and Exchange Commission. The risks and uncertainties described in the Annual Report may not be the only ones we face. If any of the risks actually occur, our business, results of operations, financial condition and prospects could be harmed. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
We are incorporating generative artificial intelligence, or AI, into some of our products. This technology is new and developing and may present operational and reputational risks.
We have incorporated a number of third-party generative AI features into our products. This technology, which is a new and emerging technology that is in its early stages of commercial use, presents a number of risks inherent in its use. AI algorithms are based on machine learning and predictive analytics, which can create accuracy issues, unintended biases and discriminatory outcomes. We have implemented measures, such as in-product disclosures, which inform creators when content is created for them by generative AI and that they are responsible for the accuracy and editorial review of their content. There is a risk that third-party generative AI algorithms could produce inaccurate or misleading content or other discriminatory or unexpected results or behaviors (e.g., AI hallucinatory behavior that can generate irrelevant, nonsensical or factually incorrect results) that could harm our reputation, business or customers. In addition, the use of AI involves significant technical complexity and requires specialized expertise. Any disruption or failure in our AI systems or infrastructure could result in delays or errors in our operations, which could harm our business and financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no sales of unregistered equity securities during the three months ended March 31, 2023.

Item 6. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Index

	Description of Exhibits	Incorporated by Reference
Exhibit Number		Form	Exhibit Number	Date Filed

3.2	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	August 28, 2018
3.4	Second Amended and Restated Bylaws.	8-K	3.1	December 21, 2022
4.1	Form of Class A Common Stock Certificate.	S-1/A	4.1	September 7, 2018
10.1#	Form of Performance Stock Unit Award Agreement			Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)			Filed herewith

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

Eventbrite, Inc.

May 9, 2023	By:	/s/ Julia Hartz
Julia Hartz
Chief Executive Officer
(Principal Executive Officer)

May 9, 2023	By:	/s/ Charles Baker
Charles Baker
Chief Financial Officer
(Principal Financial Officer)

May 9, 2023	By:	/s/ Xiaojing Fan
Xiaojing Fan
Chief Accounting Officer
(Principal Accounting Officer)