Form 10-Q
period 2023-06-30
Eventbrite, Inc.
filed 2023-08-03
CIK 1475115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2023, 82,546,971 shares of Registrant's Class A common stock and 17,636,793 shares of Registrant's Class B common stock were outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

EVENTBRITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts and share data) (Unaudited)
	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$519,598	$539,299
Funds receivable	19,744	43,525
Short-term investments, at amortized cost	152,874	84,224
Accounts receivable, net	2,607	2,266
Creator signing fees, net	989	645
Creator advances, net	695	721
Prepaid expenses and other current assets	11,529	12,479
Total current assets	708,036	683,159
Restricted cash	889	875
Creator signing fees, net noncurrent	1,580	1,103
Property and equipment, net	7,907	6,348
Operating lease right-of-use assets	264	5,179
Goodwill	174,388	174,388
Acquired intangible assets, net	17,542	21,907
Other assets	2,309	2,420
Total assets	$912,915	$895,379
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, creators	$327,183	$309,313
Accounts payable, trade	497	1,032
Chargebacks and refunds reserve	10,541	13,136
Accrued compensation and benefits	12,620	11,635
Accrued taxes	6,000	12,515
Operating lease liabilities	1,744	2,810
Other accrued liabilities	11,504	10,538
Total current liabilities	370,089	360,979
Accrued taxes, noncurrent	7,257	8,820
Operating lease liabilities, noncurrent	2,565	3,345
Long-term debt	356,590	355,580
Other liabilities	—	100
Total liabilities	736,501	728,824
Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized; 100,165,220 shares issued and outstanding as of June 30, 2023; 99,169,432 shares issued and outstanding as of December 31, 2022	1	1
Additional paid-in capital	980,975	955,509
Accumulated deficit	(804,562)	(788,955)
Total stockholders’ equity	176,414	166,555
Total liabilities and stockholders’ equity	$912,915	$895,379

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$78,912	$66,041	$156,826	$121,916
Cost of net revenue	24,603	23,042	50,998	43,015
Gross profit	54,309	42,999	105,828	78,901
Operating expenses
Product development	23,486	22,541	50,050	41,059
Sales, marketing and support	15,679	14,263	32,739	27,411
General and administrative	21,826	19,495	43,544	38,312
Total operating expenses	60,991	56,299	126,333	106,782
Loss from operations	(6,682)	(13,300)	(20,505)	(27,881)
Interest income	6,926	440	12,379	457
Interest expense	(2,786)	(2,837)	(5,538)	(5,635)
Other income (expense), net	80	(4,555)	(873)	(5,175)
Loss before income taxes	(2,462)	(20,252)	(14,537)	(38,234)
Income tax provision (benefit)	459	(164)	1,070	39
Net loss	$(2,921)	$(20,088)	$(15,607)	$(38,273)
Net loss per share, basic and diluted	$(0.03)	$(0.20)	$(0.16)	$(0.39)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	99,995	98,015	99,748	97,802

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock-Class A		Common Stock-Class B		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	81,529,265	$1	17,640,167	$—	$955,509	$(788,955)	$166,555
Issuance of common stock upon exercise of stock options	77,378	—	—	—	463	—	463
Issuance of restricted stock awards	10,375	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	551,060	—	—	—	—	—	—
Shares withheld related to net share settlement	(193,445)	—	—	—	(1,822)	—	(1,822)
Conversion of common stock from Class B to Class A	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	12,365	—	12,365
Net loss	—	—	—	—	—	(12,686)	(12,686)
Balance at March 31, 2023	81,974,633	$1	17,640,167	$—	$966,515	$(801,641)	$164,875
Issuance of common stock upon exercise of stock options	46,035	—	—	—	285	—	285
Issuance of restricted stock awards	1,964	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	609,839	—	—	—	—	—	—
Shares withheld related to net share settlement	(199,245)	—	—	—	(1,379)	—	(1,379)
Issuance of common stock for ESPP Purchase	91,827	—	—	—	567	—	567
Stock-based compensation	—	—	—	—	14,987	—	14,987
Net loss	—	—	—	—	—	(2,921)	(2,921)
Balance at June 30, 2023	82,525,053	$1	17,640,167	$—	$980,975	$(804,562)	$176,414

	Common Stock-Class A		Common Stock-Class B		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	79,524,112	$1	17,722,353	$—	$903,470	$(733,571)	$169,900
Issuance of common stock upon exercise of stock options	207,361	—	—	—	1,464	—	1,464
Issuance of restricted stock awards	2,515	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	341,723	—	—	—	—	—	—
Shares withheld related to net share settlement	(117,374)	—	—	—	(1,711)	—	(1,711)
Conversion of common stock from Class B to Class A	3,266	—	(3,266)	—	—	—	—
Stock-based compensation	—	—	—	—	12,968	—	12,968
Net loss	—	—	—	—	—	(18,185)	(18,185)
Balance at March 31, 2022	79,961,603	$1	17,719,087	$—	$916,191	$(751,756)	$164,436
Issuance of common stock upon exercise of stock options	156,014	—	—	—	1,405	—	1,405
Issuance of restricted stock awards	39,795	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	559,321	—	—	—	—	—	—
Shares withheld related to net share settlement	(195,195)	—	—	—	(2,084)	—	(2,084)
Conversion of common stock from Class B to Class A	1,218	—	(1,218)	—	—	—	—
Issuance of common stock for ESPP Purchase	79,282	—	—	—	790	—	790
Stock-based compensation	—	—	—	—	14,356	—	14,356
Net loss	—	—	—	—	—	(20,088)	(20,088)
Balance at June 30, 2022	80,602,038	$1	17,717,869	$—	$930,658	$(771,844)	$158,815

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(15,607)	$(38,273)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,709	7,249
Stock-based compensation expense	26,693	27,089
Amortization of debt discount and issuance costs	1,010	974
Unrealized (gain) loss on foreign currency exchange	(1,674)	5,563
Accretion on short-term investments	(3,585)	—
Non-cash operating lease expenses	5,002	1,563
Amortization of creator signing fees	468	674
Adjustments related to creator advances, creator signing fees, and allowance for credit losses	(1,496)	(2,035)
Provision for chargebacks and refunds	5,755	8,235
Other	908	647
Changes in operating assets and liabilities:
Accounts receivable	(763)	(1,144)
Funds receivable	24,136	(3,539)
Creator signing fees and creator advances	655	2,533
Prepaid expenses and other assets	1,061	7,528
Accounts payable, creators	15,789	62,023
Accounts payable	(487)	410
Chargebacks and refunds reserve	(8,350)	(8,059)
Accrued compensation and benefits	985	(1,560)
Accrued taxes	(8,596)	(4,649)
Operating lease liabilities	(1,933)	(2,195)
Other accrued liabilities	1,480	(12,294)
Net cash provided by operating activities	48,160	50,740
Cash flows from investing activities
Purchase of short-term investments	(150,565)	—
Maturities of short-term investments	85,500	—
Purchases of property and equipment	(521)	(708)
Capitalized internal-use software development costs	(3,161)	(1,060)
Cash paid for acquisitions	—	(1,125)
Net cash used in investing activities	(68,747)	(2,893)
Cash flows from financing activities
Proceeds from exercise of stock options	748	2,869
Taxes paid related to net share settlement of equity awards	(3,201)	(3,795)
Proceeds from issuance of common stock under ESPP	567	790
Principal payments on finance lease obligations	(1)	(46)
Net cash used in financing activities	(1,887)	(182)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,787	(11,698)
Net (decrease) increase in cash, cash equivalents and restricted cash	(19,687)	35,967
Cash, cash equivalents and restricted cash
Beginning of period	540,174	636,159
End of period	$520,487	$672,126

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Six Months Ended June 30,
	2023	2022
Supplemental cash flow data
Interest paid	$4,549	$4,669
Income taxes paid, net of refunds	323	(5)
Non-cash investing and financing activities
Reduction of right of use asset due to modification or exit	$3,917	$2,163

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
The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal and recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations and cash flows for the interim periods. The condensed consolidated balance sheet at December 31, 2022 has been derived from audited consolidated financial statements as of that date. All intercompany transactions and balances have been eliminated. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other future annual or interim period.
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
Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements
The Company identified an error within the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2022 primarily related to cash balances held on behalf of creators that are denominated in currencies other than the functional currency. The effect of exchange rate changes on these cash balances were not disclosed as a separate item in the reconciliation of beginning and ending balances of cash. Additionally, the unrealized foreign currency transaction gains and losses were not disclosed as a reconciliation item in the cash flow from operating activities. The unaudited condensed consolidated financial statements for the six months ended June 30, 2022 have been amended and restated to correct for such errors. This restatement had no impact on the Company's previously reported consolidated net income, financial position, net change in cash, cash equivalents, and restricted cash, or total cash, cash equivalents, and restricted cash as reported on the Company's consolidated statements of cash flows.
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

Reclassifications
The Company reclassified interest income to a separate financial statement line item within the consolidated statements of operations from Other income (expense), net. The prior period interest income presentations in the Company's condensed consolidated statements of operations have been changed to conform to the current period presentation. These disaggregated presentations had no impact on previously reported total loss before income taxes.
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
2. Restructuring
On February 27, 2023, the Board of Directors of the Company approved a restructuring plan (the Plan) that is designed to reduce operating costs, drive efficiencies by consolidating development and support talent into regional hubs, and enable investment for potential long-term growth. The actions associated with the Plan are expected to substantially complete by the end of 2023 and we expect to incur total estimated costs of up to $20 million.
The Company primarily incurred employee severance and other termination benefits costs, as well as lease abandonment costs in connection with the Plan. Severance benefits provided to employees were generally recognized on the communication date. Certain severance benefits and retention bonuses are contingent on continued service until the applicable termination date to support the transition of certain roles to different locations, and are recognized ratably over the requisite service period. The Company closed certain offices as part of the Plan and the amortization of the remaining right-of-use assets was accelerated related to the lease abandonment.
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
The Company incurred costs of approximately $5.6 million in connection with the Plan during the three months ended June 30, 2023, which consisted of $2.4 million in costs related to severance and other employee termination benefits, and $3.2 million primarily related to lease abandonment costs.
The Company incurred costs of approximately $14.4 million in connection with the Plan during the six months ended June 30, 2023, which consisted of $10.1 million in costs related to severance and other employee termination benefits, and $4.3 million primarily related to lease abandonment costs.

A summary of the restructuring related costs by activity type is as follows (in thousands):

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Severance and other termination benefits	Lease abandonment and related charges	Total	Severance and other termination benefits	Lease abandonment and related charges	Total
Cost of net revenue	$375	$313	$688	$1,022	$426	$1,448
Product development	1,038	990	2,028	5,245	1,346	6,591
Sales, marketing and support	259	763	1,022	1,313	1,041	2,354
General and administrative	712	1,107	1,819	2,500	1,486	3,986
Total	$2,384	$3,173	$5,557	$10,080	$4,299	$14,379
The following table is a summary of the changes in the restructuring related liabilities, included within accrued compensation and benefits and other accrued liabilities on the consolidated balance sheets, associated with the Plan (in thousands):

Balance as of January 1, 2023	$—
Restructuring related costs accrued	14,379
Cash payment during the period	(6,535)
Non-cash items	(4,299)
Balance as of June 30, 2023	$3,545
3. Revenue Recognition
The Company derives its revenues primarily from ticketing and payment processing. The Company also derives a portion of revenues from marketing and advertising services. The Company's customers are event creators who use the Company's platform to sell tickets and market events to attendees. Revenue is recognized when or as control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.
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
Marketing and Advertising Revenue
Revenue from marketing services is primarily derived from providing creators with access to various marketing tools and functionalities for a monthly or annual subscription fee. The Company considers that it satisfies its performance obligation as it provides the services to customers and recognizes revenue ratably over the service term which varies from one month to a year. In the third quarter of 2022, the Company also introduced advertising services. Advertising services enable creators to promote featured content on the Eventbrite platform or mobile application. The Company recognizes advertising revenue as advertisements are displayed to users through impressions.
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
Cash and cash equivalents balances include the face value of tickets sold on behalf of creators and their share of service charges, which are to be remitted to the creators. Such balances were $309.2 million and $269.4 million as of June 30, 2023 and December 31, 2022, respectively. These ticketing proceeds are legally unrestricted, and the Company invests a portion of ticketing proceeds in U.S. Treasury bills. These amounts due to creators are included in accounts payable, creators on the consolidated balance sheets.
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

	June 30, 2023	December 31, 2022	June 30, 2022
Cash and cash equivalents	$519,598	$539,299	$670,755
Restricted cash	889	875	1,371
Total cash, cash equivalents and restricted cash	$520,487	$540,174	$672,126
5. Short-term Investments
The Company invests certain of its excess cash in short-term debt instruments which consist of U.S. Treasury bills with original maturities greater than three months and less than one year. All short-term investments are classified as held-to-maturity and are recorded and held at amortized cost. Investments are considered to be impaired when a decline in fair value is deemed to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, the carrying value of an instrument is adjusted to its fair value on a non-recurring basis. No such fair value impairment was recognized during the six months ended June 30, 2023 and year ended December 31, 2022.
The following tables summarize the Company's financial instruments that were measured at fair value on a non-recurring basis (in thousands):

		June 30, 2023
Description	Classification	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holdings losses	Aggregate fair value
Savings deposits	Cash equivalents	$52,541	$—	$—	$52,541
US Treasury securities	Short-term investments	152,874	—	(48)	152,826
		$205,415	$—	$(48)	$205,367

		December 31, 2022
Description	Classification	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holdings losses	Aggregate fair value
Savings deposits	Cash equivalents	$31,288	$—	$—	$31,288
US Treasury securities	Cash equivalents	85,201	17	—	85,218
US Treasury securities	Short-term investments	84,224	10	(5)	84,229
		$200,713	$27	$(5)	$200,735

6. Funds Receivable
Funds receivable represents cash-in-transit from third-party payment processors that is received by the Company within approximately five business days from the date of the underlying ticketing transaction. The funds receivable balances include the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such amounts were $18.0 million and $39.9 million as of June 30, 2023 and December 31, 2022, respectively.
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

	June 30, 2023	December 31, 2022
Accounts receivable, customers	$3,387	$2,967
Allowance for credit losses	(780)	(701)
Accounts receivable, net	$2,607	$2,266
8. Creator Signing Fees, Net
Creator signing fees, net are incentives that are offered and paid by the Company to secure exclusive ticketing and payment processing rights with certain creators. The benefit the Company receives by securing exclusive ticketing and payment processing rights with certain creators from creator signing fees is inseparable from the customer relationship with the creators and accordingly the amortization of these fees is recorded as a reduction of revenue in the consolidated statements of operations.
As of June 30, 2023, the balance of creator signing fees, net is being amortized over a weighted-average remaining contract life of 2.4 years on a straight-line basis. The following table summarizes the activity in creator signing fees for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$1,948	$2,646	$1,748	$3,409
Creator signing fees paid	30	5	30	5
Amortization of creator signing fees	(258)	(262)	(468)	(674)
Write-offs and other adjustments	849	149	1,259	(202)
Balance, end of period	$2,569	$2,538	$2,569	$2,538

Creator signing fees are classified as follows on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	June 30, 2023	December 31, 2022	June 30, 2022
Creator signing fees, net	$989	$645	$1,122
Creator signing fees, net noncurrent	1,580	1,103	1,416
Total creator signing fees	$2,569	$1,748	$2,538

9. Creator Advances, Net
Creator advances are incentives that are offered by the Company which provide the creator with funds in advance of the event. These are subsequently recovered by withholding amounts due to the Company from the sale of tickets for the event until the creator payment has been fully recovered.
The following table summarizes the activity in creator advances for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$584	$1,284	$721	$862
Creator advances paid	100	239	100	335
Creator advances recouped	(115)	(958)	(418)	(1,922)
Write-offs and other adjustments	126	585	292	1,875
Balance, end of period	$695	$1,150	$695	$1,150
10. Accounts Payable, Creators
Accounts payable, creators consists of unremitted ticket sale proceeds, net of Eventbrite service fees and applicable taxes. Amounts are remitted to creators within five business days subsequent to the completion of the related event. Creators may apply to receive a portion of these proceeds prior to completion of their events.
For qualified creators, the Company passes ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, the Company refers to these payments as advance payouts. When an advance payout is made, the Company reduces its cash and cash equivalents with a corresponding decrease to its accounts payable, creators. As of June 30, 2023 and December 31, 2022, advance payouts outstanding was approximately $153.5 million and $193.1 million, respectively.
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
Reserves are recorded based on the Company's assessment of various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, macroeconomic conditions, and actual chargeback and refund activity trends. The chargebacks and refunds reserve was $10.5 million and $13.1 million which primarily includes reserve balances for estimated advance payout losses of $8.1 million and $11.2 million as of June 30, 2023 and December 31, 2022, respectively.
The Company will adjust reserves in the future to reflect best estimates of future outcomes. The Company cannot predict the outcome of or estimate the possible recovery or range of recovery from these matters. It is possible that the reserve amount will not be sufficient and the Company's actual losses could be materially different from its current estimates.

12. Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	June 30, 2023	December 31, 2022
Capitalized internal-use software development costs	$58,829	$55,009
Furniture and fixtures	239	869
Computers and computer equipment	3,395	6,854
Leasehold improvements	1,398	4,243
Finance lease right-of-use assets	—	597
Property and equipment	63,861	67,572
Less: Accumulated depreciation and amortization	(55,954)	(61,224)
Property and equipment, net	$7,907	$6,348
The Company recorded the following amounts related to depreciation of fixed assets and capitalized internal-use software development costs during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation expense	$257	$394	$721	$772
Amortization of capitalized internal-use software development costs	801	831	1,623	1,835
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
As part of the restructuring plan described in Note 2, the Company closed certain offices in April 2023 to reflect the geographic distribution of the Company’s employees and $3.9 million for the amortization of the right-of-use assets was accelerated in the six months ended June 30, 2023.
The components of operating lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs	$3,127	$724	$5,002	$1,563
Sublease income	(52)	(51)	(104)	(105)
Total operating lease costs, net	$3,075	$673	$4,898	$1,458
As of June 30, 2023, the Company's operating leases had a weighted-average remaining lease term of 2.5 years and a weighted-average discount rate of 3.8%.

As of June 30, 2023, maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
The remainder of 2023	$1,130
2024	1,638
2025	1,678
2026 and thereafter	141
Total future operating lease payments	4,587
Less: Imputed interest	(278)
Total operating lease liabilities	$4,309

Operating lease liabilities, current	$1,744
Operating lease liabilities, noncurrent	2,565
Total operating lease liabilities	$4,309

14. Goodwill and Acquired Intangible Assets, Net
The carrying amounts of the Company's goodwill was $174.4 million as of June 30, 2023 and December 31, 2022. The Company tests goodwill for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. We did not record any goodwill impairment during the six months ended June 30, 2023.
Acquired intangible assets consisted of the following (in thousands):

	June 30, 2023			December 31, 2022
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Developed technology	$22,396	$(21,263)	$1,133	$22,396	$(20,854)	$1,542
Customer relationships	74,884	(58,475)	16,409	74,884	(54,519)	20,365
Tradenames	1,650	(1,650)	—	1,650	(1,650)	—
Acquired intangible assets, net	$98,930	$(81,388)	$17,542	$98,930	$(77,023)	$21,907
The following tables set forth the amortization expense recorded related to acquired intangible assets during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of net revenue	$206	$206	$409	$409
Sales, marketing and support	1,929	2,049	3,956	4,221
General and administrative	—	6	—	12
Total amortization of acquired intangible assets	$2,135	$2,261	$4,365	$4,642
As of June 30, 2023, the total expected future amortization expense of acquired intangible assets by year is as follows (in thousands):

The remainder of 2023	$4,228
2024	8,300
2025	5,014
2026 and thereafter	—
Total expected future amortization expense	$17,542

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
16. Debt
As of June 30, 2023 and December 31, 2022, long-term debt consisted of the following (in thousands):

	June 30, 2023			December 31, 2022
	2026 Notes	2025 Notes	Total	2026 Notes	2025 Notes	Total
Outstanding principal balance	$212,750	$150,000	$362,750	$212,750	$150,000	$362,750
Less: Debt issuance costs	(3,392)	(2,768)	(6,160)	(3,896)	(3,274)	(7,170)
Carrying amount, long-term debt	$209,358	$147,232	$356,590	$208,854	$146,726	$355,580
The following tables set forth the total interest expense recognized related to the term loans and the convertible notes for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash interest expense	$2,274	$2,274	$4,527	$4,527
Amortization of debt issuance costs	512	494	1,010	974
Total interest expense	$2,786	$2,768	$5,537	$5,501

The following table summarizes the Company's contractual obligation to settle commitments related to the 2026 Notes and 2025 Notes as of June 30, 2023 (in thousands):

	Payments due by Year
	Total	2023	2024	2025	2026	2027 and thereafter
Convertible Senior Notes Due 2026	$212,750	$—	$—	$—	$212,750	$—
Interest obligations on 2026 Notes (1)	5,586	798	1,596	1,596	1,596	—
Convertible Senior Notes Due 2025	150,000	—	—	150,000	—	—
Interest obligations on 2025 Notes (1)	18,750	3,750	7,500	7,500	—	—
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
Prior to the adoption of Accounting Standards Update (ASU) 2020-06, the Company separated the conversion option of the 2025 Notes from the debt instrument and classified the conversion option in equity. The Company early adopted ASU 2020-06 on January 1, 2021 using the modified retrospective transition method. Adoption of ASU 2020-06 resulted in a decrease to additional paid-in capital of $45.5 million, an increase to retained earnings of $3.1 million, and a net increase to long-term debt of $42.4 million.
The effective interest rate of the 2025 Notes is 5.8%. The Company recorded cash interest of $3.7 million, and amortization of debt issuance costs of $0.5 million during the six months ended June 30, 2023 and June 30, 2022.
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
The fair value of the 2025 Notes, which we have classified as a Level 2 instrument, was $163.8 million as of June 30, 2023. The fair value of the 2025 Notes is determined using observable market prices on the last business day of the period.
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
The effective interest rate of the 2026 Notes is 1.3%. The Company recorded cash interest of $0.8 million, and amortization of debt issuance costs of $0.5 million during the six months ended June 30, 2023 and June 30, 2022.
The fair value of the 2026 Notes, which we have classified as a Level 2 instrument, was $174.2 million as of June 30, 2023. The fair value of the 2026 Notes is determined using observable market prices on the last business day of the period.
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
The 2026 Capped Call Transactions do not meet the criteria for separate accounting as a derivative. The aggregate premium paid for the purchase of the 2026 Capped Calls of $18.5 million was recorded as a reduction to additional paid-in capital on the consolidated balance sheets in March 2021.
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
The 2025 Capped Call Transactions do not meet the criteria for separate accounting as a derivative. The aggregate premium paid for the purchase of the 2025 Capped Calls of $15.6 million was recorded as a reduction to additional paid-in capital on the consolidated balance sheets in June 2020.

17. Commitments and Contingencies
The Company's principal commitments consist of obligations under the 2025 Notes and 2026 Notes (including principal and coupon interest), operating leases for office space, as well as non-cancellable purchase commitments. See Note 16, "Debt" for contractual obligations to settle commitments relating to the 2025 Notes, 2026 Notes and Note 13 "Leases" for operating leases for office space.
Other than as described above, there were no material changes outside the Company's normal course of business in its commitments under contractual obligations from those disclosed in the 2022 Form 10-K.
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
The matter discussed below summarizes the Company’s current significant ongoing pending litigation.
Commercial Contract Litigation
On June 18, 2020, the Company filed a Complaint in the United States District Court for the Northern District of California against M.R.G. Concerts Ltd. (MRG) and Matthew Gibbons (Gibbons), asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory judgment, unfair competition, and common counts under California law, arising out of MRG and Gibbons' termination of certain contracts with the Company and their refusal to make various payments to the Company required by those contracts. MRG asserted counterclaims against the Company for breach of one of the contracts in issue, as well as for breach of the implied covenant of good faith and fair dealing, unfair competition, and declaratory judgment. A jury trial commenced on May 16, 2022. On May 23, 2022, the jury issued a verdict in Eventbrite’s favor and awarded the Company $11.0 million in damages. Defendants filed a motion seeking to reduce the verdict or hold a new trial, and the Company filed a motion for pre-judgment and post-judgment interest as well as to recover its attorneys’ fees and costs of suit per the parties’ contracts. On November 1, 2022, the Court denied Defendants' motion, granted the Company’s motion, and entered an Amended Final Judgment in the Company’s favor in the amount of $14.9 million. Defendants’ Opening Brief on appeal was filed April 13, 2023. All briefing is complete and the timeframe for oral argument (should the Court allow any) is unknown. The Company cannot predict the likelihood of success on Defendants’ appeal or the Company’s conditional cross-appeal. The Company has not recorded any gain in relation to this verdict as of June 30, 2023.
Tax Matters
The Company is currently under audit in certain jurisdictions with regard to indirect tax matters. The Company establishes reserves for indirect tax matters when it determines that the likelihood of a loss is probable, and the loss is reasonably estimable. Accordingly, the Company has established a reserve for the potential settlement of issues related to sales and other indirect taxes in the amount of $4.0 million and $6.0 million as of June 30, 2023 and December 31, 2022, respectively. These amounts, which represent management’s best estimates of its potential liability, include potential interest and penalties of $0.6 million and $0.9 million as of June 30, 2023 and December 31, 2022, respectively.
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
As of June 30, 2023, there were 5,661,841 and 7,012,989 options issued and outstanding under the 2010 Plan and 2018 Plan, respectively (collectively, the Plans). As of June 30, 2023, 4,809,449 shares of Class A common stock were available for grant under the 2018 Plan.
Stock options granted typically vest over a four-year period from the date of grant. Options awarded under the Plans are exercisable up to ten years.
Stock Option Activity
Stock option activity for the six months ended June 30, 2023 is presented below:

	Outstanding options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2022	12,558,158	$12.30	6.4	$93
Granted	787,022	8.30
Exercised	(123,413)	6.07
Canceled	(546,937)	12.01
Balance as of June 30, 2023	12,674,830	12.13	5.9	8,410
Vested and exercisable as of June 30, 2023	9,903,059	12.14	5.2	6,541
Vested and expected to vest as of June 30, 2023	12,514,084	12.13	5.9	8,283
The aggregate intrinsic value in the table above represents the difference between the fair value of common stock and the exercise price of outstanding, in-the-money stock options at June 30, 2023.
As of June 30, 2023, the total unrecognized stock-based compensation expense related to stock options outstanding was $16.7 million, which will be recognized over a weighted-average period of 2.2 years. The weighted-average fair value of stock options granted was $4.98 for the six months ended June 30, 2023.

Stock Award Activity
Stock award activity, which includes RSUs, PSUs, and restricted stock awards (RSAs), for the six months ended June 30, 2023 is presented below:

	Outstanding RSUs, RSAs and PSUs	Weighted-average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2022	10,764,197	$11.46	1.7	$63,059
Awarded	6,125,038	8.19
Released	(1,202,620)	15.05
Canceled	(2,006,764)	11.30
Balance as of June 30, 2023	13,679,851	9.71	1.5	130,643
Vested and expected to vest as of June 30, 2023	12,137,024	9.73	1.5	115,909
As of June 30, 2023, the total unrecognized stock-based compensation expense related to stock awards, was $100.9 million, which will be recognized over a weighted-average period of 2.6 years.
Stock-based Compensation Expense
Stock-based compensation expense recognized in connection with stock options, RSUs, RSAs, PSUs and the Employee Stock Purchase Plan (ESPP) during each of the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of net revenue	$226	$206	$423	$446
Product development	5,184	5,651	9,508	9,784
Sales, marketing and support	2,792	2,053	5,020	3,840
General and administrative	6,397	6,343	11,742	13,019
Total	$14,599	$14,253	$26,693	$27,089
The Company capitalized $0.4 million and $0.7 million of stock-based compensation expense related to capitalized software costs during the three and six months ended June 30, 2023, compared to $0.1 million and $0.2 million during the three and six months ended June 30, 2022, respectively.
19. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. As the Company had net losses for the three and six months ended June 30, 2023 and 2022, all potentially issuable shares of common stock were determined to be anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(2,921)	$(20,088)	$(15,607)	$(38,273)
Weighted-average shares used in computing net loss per share, basic and diluted	99,995	98,015	99,748	97,802
Net loss per share, basic and diluted	$(0.03)	$(0.20)	$(0.16)	$(0.39)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect (in thousands):

	June 30, 2023	June 30, 2022
Shares related to convertible senior notes	19,538	19,538
Stock-options to purchase common stock	12,675	12,520
Restricted stock units	13,566	7,564
ESPP	136	102
Total shares of potentially dilutive securities	45,915	39,724
For the 2025 Notes and 2026 Notes, the conversion spread of 11.9 million shares and 7.6 million shares, respectively, will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s Class A common stock for a given period exceeds the conversion price of $12.60 per share for the 2025 Notes and $27.89 per share for the 2026 Notes.
20. Income Taxes
The Company recorded an income tax expense of $0.5 million and $1.1 million for the three and six months ended June 30, 2023, compared to a benefit of $0.2 million and immaterial expense for the three and six months ended June 30, 2022, respectively. The increase was primarily attributable to changes in our year over year taxable earnings mix.
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
21. Geographic Information
The following table presents the Company's total net revenue by geography based on the currency of the underlying transaction (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$57,476	$48,726	$115,873	$91,344
International	21,436	17,315	40,953	30,572
Total net revenue	$78,912	$66,041	$156,826	$121,916
No individual country included in International net revenue represents more than 10% of the total consolidated net revenue for any of the periods presented.
Substantially all of the Company's long-lived assets are located in the United States.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (2022 Form 10-K) filed with the United States Securities and Exchange Commission (SEC) on February 28, 2023. In addition to historical condensed consolidated financial information, the following discussion and analysis contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our 2022 Form 10-K. References herein to "Eventbrite," the "Company," "we," "us" or "our" refer to Eventbrite, Inc. and its subsidiaries, unless the context requires otherwise.
Overview
Our mission is to bring the world together through live experiences. Since inception, we have been at the center of the experience economy, helping to transform the way people organize and attend events.
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
Eventbrite empowers creators of free and paid events. Historically, creators of free events have used our ticketing features for free, and we charged creators of paid events on a per-ticket basis, which could be passed on to the attendee, when an attendee purchased a ticket for an event. Beginning in June 2023, we introduced new pricing plans, creating a new fee type and subscription packages, to expand access to our comprehensive suite of event marketing tools and complement our existing ticketing fees. We believe this strategic shift supports our aspiration to be the indispensable live events marketplace by helping event creators reach new audiences and sell more tickets with Eventbrite.

Key Business Metrics and Non-GAAP Financial Measures
We monitor key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. In addition to revenue, net loss, and other results under generally accepted accounting principles (GAAP), the following tables set forth key business metrics and non-GAAP financial measures we use to evaluate our business. We believe these metrics and measures are useful to facilitate period-to-period comparisons of our business performance. We believe that the use of Adjusted EBITDA is helpful to our investors as this metric is used by management in assessing the health of our business and our operating performance, making operating decisions, evaluating performance and performing strategic planning and annual budgeting. This measure is not prepared in accordance with GAAP and has limitations as an analytical tool, and you should not consider this in isolation or as substitutes for analysis of our results of operations as reported under GAAP. You are encouraged to evaluate the adjustments and the reasons we consider them appropriate.
Paid Ticket Volume
Our success in serving creators is measured in large part by the number of tickets sold on our platform that generate ticket fees, referred to as paid ticket volume. We consider paid ticket volume an important indicator of the underlying health of the business. The table below sets forth the paid ticket volume for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Paid ticket volume	23,309	21,863	46,487	39,917
Our paid ticket volume for events outside of the United States represented 40% and 39% of our total paid tickets in the three and six months ended June 30, 2023, respectively, compared to 39% and 38% in the three and six months ended June 30, 2022, respectively.
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
The following table presents our Adjusted EBITDA for the periods indicated and a reconciliation of our Adjusted EBITDA to the most comparable GAAP measure, net loss, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net loss (1)	$(2,921)	$(20,088)	$(15,607)	$(38,273)
Add:
Depreciation and amortization	3,193	3,486	6,708	7,249
Stock-based compensation	14,599	14,253	26,693	27,089
Interest income	(6,926)	(440)	(12,379)	(457)
Interest expense	2,786	2,837	5,538	5,635
Employer taxes related to employee equity transactions	203	210	559	567
Other (income) expense, net	(80)	4,555	873	5,175
Income tax provision (benefit)	459	(164)	1,070	39
Adjusted EBITDA	$11,313	$4,649	$13,455	$7,024
(1) Restructuring related costs are included in Net Loss and Adjusted EBITDA. For further information, refer to Note 2 - Restructuring in the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1, "Notes to Unaudited Condensed Consolidated Financial Statements," of this Quarterly Report on Form 10-Q.
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
Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of net revenue for the periods presented (in thousands):

Condensed consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$78,912	$66,041	$156,826	$121,916
Cost of net revenue	24,603	23,042	50,998	43,015
Gross profit	54,309	42,999	105,828	78,901
Operating expenses:
Product development	23,486	22,541	50,050	41,059
Sales, marketing and support	15,679	14,263	32,739	27,411
General and administrative	21,826	19,495	43,544	38,312
Total operating expenses	60,991	56,299	126,333	106,782
Loss from operations	(6,682)	(13,300)	(20,505)	(27,881)
Interest income	6,926	440	12,379	457
Interest expense	(2,786)	(2,837)	(5,538)	(5,635)
Other income (expense), net	80	(4,555)	(873)	(5,175)
Loss before income taxes	(2,462)	(20,252)	(14,537)	(38,234)
Income tax provision (benefit)	459	(164)	1,070	39
Net loss	$(2,921)	$(20,088)	$(15,607)	$(38,273)

Condensed consolidated Statements of Operations, as a percentage of net revenue	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	100%	100%	100%	100%
Cost of net revenue	31%	35%	33%	35%
Gross profit	69%	65%	67%	65%
Operating expenses:
Product development	30%	34%	32%	34%
Sales, marketing and support	20%	22%	21%	22%
General and administrative	28%	30%	28%	31%
Total operating expenses	78%	86%	81%	87%
Loss from operations	(9)%	(21)%	(14)%	(22)%
Interest income	9%	1%	8%	—%
Interest expense	(4)%	(4)%	(4)%	(5)%
Other income (expense), net	—%	(7)%	(1)%	(4)%
Loss before income taxes	(4)%	(31)%	(11)%	(31)%
Income tax provision (benefit)	1%	—%	1%	—%
Net loss	(5)%	(31)%	(12)%	(31)%
Net Revenue
We currently generate revenues primarily from service fees and payment processing fees from the sale of paid tickets on our platform. Our ticketing fee structure typically consists of a flat fee and a percentage of the price of each ticket sold by a creator. Revenue is recognized when control of promised goods or services is transferred to the creator, which is when the ticket is sold for service fees and payment processing fees. We also derive a portion of revenues from a suite of marketing services and tools, and from fees associated with Eventbrite Ads, our promoted listings feature, both of which help creators reach potential attendees and drive audience growth for their events. Net revenue excludes sales taxes and value-added taxes (VAT) and is presented net of estimated customer refunds, chargebacks and amortization of creator signing fees.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands except percentages)
Net revenue	$78,912	$66,041	$12,871	19%	$156,826	$121,916	$34,910	29%
The increase in net revenue during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, was primarily driven by an increase in service fees and payment processing fees attributed to growth in our paid ticket volume, and related pricing increases implemented since January 2023 to reflect enhanced product features.
Additionally, there was a $1.9 million and $3.3 million increase in revenue from marketing services during the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands except percentages)
Cost of net revenue	$24,603	$23,042	$1,561	7%	$50,998	$43,015	$7,983	19%
Percentage of total net revenue	31%	35%			33%	35%
Gross margin	69%	65%			67%	65%
The increase in cost of net revenue during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, was primarily due to an increase in payment processing costs associated with the increase in ticket sales volume.
Additionally, we incurred $0.7 million and $1.4 million in restructuring related costs during the three and six months ended June 30, 2023, respectively. This consisted of $1.0 million in severance and other employee termination benefits and $0.4 million in lease abandonment and related costs for the six month period. For information on the costs associated with the restructuring, see Note 2. "Restructuring" in the notes to the unaudited condensed consolidated financial statements.
Our gross margin improved during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, primarily due to better fixed cost absorption as ticket volume and revenue increased.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands except percentages)
Product development	$23,486	$22,541	$945	4%	$50,050	$41,059	$8,991	22%
Percentage of total net revenue	30%	34%			32%	34%
The increase in product development expenses during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily driven by restructuring related costs of $2.0 million. This was partially offset by a $1.1 million increase in capitalized internal-use software development costs related to enhancements of our platform.
The increase in product development expenses during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily driven by restructuring related costs of $6.6 million, consisting of $5.3 million in severance and other employee termination benefits and $1.3 million in lease abandonment costs. For information on the costs associated with the restructuring, see Note 2. "Restructuring" in the notes to the unaudited condensed consolidated financial statements.

Additionally, there was a $3.9 million increase in employee-related costs, including stock-based compensation, due to headcount growth in our product development and engineering organization as we continue to focus our investment in building the functionality, scalability and security of our platform. This was offset by a $2.1 million increase in capitalized internal-use software development costs related to enhancements of our platform.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands except percentages)
Sales, marketing and support	$15,679	$14,263	$1,416	10%	$32,739	$27,411	$5,328	19%
Percentage of total net revenue	20%	22%			21%	22%
The increase in sales, marketing and support expenses during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily driven by a $1.8 million increase in employee-related costs due to headcount growth, $1.0 million in restructuring related costs, and $1.5 million in marketing expenditure to drive creator and consumer growth. This was offset by a release to our chargebacks and refunds reserve of $3.0 million for the three months ended June 30, 2023 due to the continued resolution of our advanced payout exposure.
The increase in sales, marketing and support expenses during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily driven by a $3.0 million increase in employee-related costs due to headcount growth, $2.3 million in restructuring related costs, consisting of $1.3 million in severance and other employee termination benefits and $1.0 million in lease abandonment and related costs. For information on the costs associated with the restructuring, see Note 2. "Restructuring" in the notes to the unaudited condensed consolidated financial statements. Additionally, there was a $1.9 million increase in marketing expenditures to drive creator and consumer growth. This was offset by a release to our chargebacks and refunds reserve of $3.0 million for the six months ended June 30, 2023 due to the continued resolution of our advanced payout exposure.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands except percentages)
General and administrative	$21,826	$19,495	$2,331	12%	$43,544	$38,312	$5,232	14%
Percentage of total net revenue	28%	30%			28%	31%
The increase in general and administrative expenses during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily driven by restructuring related costs of $1.8 million. Additionally, there was a $0.7 million increase in employee-related costs including stock-based compensation.

The increase in general and administrative expenses during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily driven by restructuring related costs of $4.0 million, consisting of $2.5 million in severance and other employee termination benefits and $1.5 million in lease abandonment and related costs. For information on the costs associated with the restructuring, see Note 2. "Restructuring" in the notes to the unaudited condensed consolidated financial statements.
An additional increase was driven by changes to our creator upfront reserves. There was a $1.9 million decrease to creator upfront reserves during the six months ended June 30, 2023 compared to a $2.6 million decrease to creator upfront reserves recorded in the six months ended June 30, 2022. These releases are attributable to improvements since the start of the COVID-19 pandemic and repayments received on outstanding creator upfront balances.
Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents, marketable securities and amounts held on behalf of customers.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands except percentages)
Interest income	$6,926	$440	$6,486	1474%	$12,379	$457	$11,922	2609%
Percentage of total net revenue	9%	1%			8%	—%
The increase of $6.5 million and $11.9 million during the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, was primarily due to higher interest rates on our investments.
Interest Expense
In March 2021, we issued the 2026 Notes, which consisted of $212.75 million aggregate principal amount of 0.750% convertible senior notes due 2026. In June 2020, we issued the 2025 Notes, which consisted of $150.0 million aggregate principal amount of 5.000% convertible senior notes due 2025.
Interest expense consists primarily of cash interest expense, amortization of debt discount, and issuance costs on our 2025 Notes and 2026 Notes.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands except percentages)
Interest expense	$2,786	$2,837	$(51)	(2)%	$5,538	$5,635	$(97)	(2)%
Percentage of total net revenue	4%	4%			4%	5%
Interest expense remained relatively consistent for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign exchange rate remeasurement gains and losses recorded from consolidating our subsidiaries each period-end. The primary driver of our other income (expense), net is fluctuation in the value of the U.S. dollar against the local currencies of our foreign subsidiaries.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands except percentages)
Other income (expense), net	$80	$(4,555)	$(4,635)	(102)%	$(873)	$(5,175)	$(4,302)	(83)%
Percentage of total net revenue	—%	(7)%			(1)%	(4)%

The decrease in other expense during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, was driven by foreign currency rate measurement fluctuations. We recognized lower foreign currency rate measurement losses during the three and six months ended June 30, 2023 as a result of the overall weakening of the U.S. dollar compared to the foreign currencies with which we operate and process transactions.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands except percentages)
Income tax provision (benefit)	$459	$(164)	$623	(380)%	$1,070	$39	$1,031	2644%
Percentage of total net revenue	1%	—%			1%	—%
The increase in provision for income taxes for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, was primarily attributable to changes in our year over year taxable earnings mix.
Liquidity and Capital Resources
As of June 30, 2023, we had cash and cash equivalents of $519.6 million, short-term investments of $152.9 million and funds receivable of $19.7 million. Our cash and cash equivalents includes bank deposits, U.S. Treasury bills, and money market funds held by financial institutions. Our short-term investment portfolio, which consists of U.S. Treasury bills, is designed to preserve principal and provide liquidity. Our funds receivable represents cash-in-transit from credit card processors that is received to our bank accounts within five business days of the underlying ticket transaction. As of June 30, 2023, approximately 21% of our cash was held outside of the United States. We do not expect to incur significant taxes related to these amounts. The cash was held primarily to fund our foreign operations and on behalf of, and to be remitted to, creators. Collectively, our cash and cash equivalents balances represent a mix of cash that belongs to us and cash that is due to creators.
The amounts due to creators, which were $327.2 million as of June 30, 2023, are captioned on our condensed consolidated balance sheets as accounts payable, creators. These ticketing proceeds are legally unrestricted, and beginning in the fourth quarter of 2022 we invested a portion of creator cash in U.S. Treasury bills. For qualified creators, we pass ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, we refer to these payments as advance payouts. When we provide advance payouts, we assume risk that the event may be canceled, fraudulent or materially not as described, resulting in significant chargebacks and refund requests. The terms of our standard merchant agreement obligate creators to repay us for ticket sales advanced under such circumstances. If the creator is insolvent or has spent the proceeds of the ticket sales for event-related costs, we may not be able to recover our advance payout losses from these events. Such unrecoverable amounts could equal up to the value of the ticket sales or amounts settled to the creator prior to the event that has been postponed or canceled or is otherwise disputed. We record estimates for losses related to chargebacks and refunds based on various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, macroeconomic conditions, and actual chargeback and refund activity trends. Due to the nature of macroeconomic events, including but not limited to shifts in consumer behavior, inflation, increased labor costs, and rising interest rates, there is a high degree of uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our recorded reserves in the future to reflect our best estimates of future outcomes, and we may pay in cash a portion of, all of, or a greater amount than the $10.5 million provision recorded as of June 30, 2023.
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
Cash Flows
Our cash flow activities were as follows for the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$48,160	$50,740
Investing activities	(68,747)	(2,893)
Financing activities	(1,887)	(182)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,787	(11,698)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(19,687)	$35,967

Comparison of Six Months Ended June 30, 2023 and 2022
Cash Flows from Operating Activities
The net cash provided by operating activities of $48.2 million for the six months ended June 30, 2023 was primarily due to our net loss of $15.6 million, adjusted for non-cash charges of $39.8 million primarily driven by stock-based compensation expense and changes in our operating assets and liabilities that provided $24.0 million in cash, primarily driven by timing of funds receivable.
The net cash provided by operating activities of $50.7 million for the six months ended June 30, 2022, was primarily due to our net loss of $38.3 million, adjusted for non-cash charges of $50.0 million primarily driven by stock-based compensation expense and changes to our operating assets and liabilities that provided $39.1 million in cash, primarily driven by timing of accounts payable to creators.
Cash Flows from Investing Activities
Net cash used in investing activities of $68.7 million for the six months ended June 30, 2023 primarily consisted of $150.6 million in purchases of short-term investments, offset by a $85.5 million increase in maturity of short-term investments.
Net cash used in investing activities of $2.9 million for the six months ended June 30, 2022 primarily consisted of $1.1 million in capitalized software development costs and a $1.1 million holdback consideration associated with the ToneDen acquisition.
Cash Flows from Financing Activities
Net cash used in financing activities of $1.9 million during the six months ended June 30, 2023 was primarily due to $3.2 million in taxes paid related to net share settlement of equity awards, offset by $0.7 million in proceeds from the exercise of stock options and $0.6 million in proceeds from issuance of common stock under our Employee Stock Purchase Plan.
Net cash used in financing activities of $0.2 million during the six months ended June 30, 2022 was primarily due to $3.8 million in taxes paid related to net share settlement of equity awards, offset by $2.9 million in proceeds from the exercise of stock options.
Effect of exchange rate changes on cash, cash equivalents and restricted cash
The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our consolidated statements of cash flows relates to certain of our assets, primarily cash balances held on behalf of creators that are denominated in currencies other than the functional currency. These cash assets held for creators are directly offset by a corresponding liability to creators. During the six months ended June 30, 2023 we recorded a $2.8 million increase in cash, cash equivalents, and restricted cash, primarily due to the weakening of the U.S. dollar. During the six months ended June 30, 2022, we recorded a $11.7 million decrease in cash, cash equivalents, and restricted cash primarily due to the strengthening of the U.S. dollar. The impact of the effect of exchange rate changes are primarily attributed to creator cash balances, which can serve as a natural hedge for the effect of exchange rates on Accounts payable, creators presented within operating activities.
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
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements and did not have any such arrangements as of June 30, 2023.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, and we evaluate our estimates and assumptions on an ongoing basis. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of assets or liabilities as of the date of filing of this Quarterly Report on Form 10-Q. These estimates and assumptions may change in the future, however, as new events occur and additional information is obtained. Our actual results could differ from these estimates.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We are exposed to market risk for changes in interest rates related primarily to balances of our financial instruments including cash and cash equivalents and short-term investments. As of June 30, 2023, we had cash and cash equivalents of $519.6 million and short-term investments of $152.9 million, which consisted primarily of money market funds and U.S. Treasury bills. The primary objective of our investment approach is to preserve capital principal and provide liquidity. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. A 10% change in the level of market interest rates would not have a material effect on our business, financial conditions or results of operations. In addition, our 2025 Notes and 2026 Notes (collectively referred to as "Notes") are subject to fixed annual interest charges. These Notes therefore are not exposed to financial or economic risk associated with changes in interest rates. However, the fair value of these Notes may fluctuate when interest rates change or can be affected when the market price of our Class A common stock fluctuates. We carry the convertible senior notes at face value less unamortized issuance cost on our balance sheet, and we present the fair value for required disclosure purposes only.
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
Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level prior to full remediation as described below. In light of this fact, our management has performed additional analyses and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
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
Changes in Internal Control Over Financial Reporting
Other than the changes intended to remediate the previously reported material weakness noted above, there have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in Part I, Item 1A, of our 2022 Form 10-K, except for the following risk factors which supplement the risk factors previously disclosed and should be considered in conjunction with the risk factors set forth in the 2022 Form 10-K. You should carefully consider the risks and uncertainties described in the 2022 Form 10-K, together with all of the other information in the Annual Report and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, and other documents that we file with the U.S. Securities and Exchange Commission. The risks and uncertainties described in the 2022 10-K and this Quarterly Report on Form 10-Q may not be the only ones we face. If any of the risks actually occur, our business, results of operations, financial condition and prospects could be harmed. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
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
We pay recoupable advances, non-recoupable payments and/or advance payouts to certain creators. If these arrangements do not perform as we expect or the scheduled events are cancelled, our business, results of operations and financial condition may be harmed.
We pay recoupable advances and/or non-recoupable payments to certain creators when entering into exclusive ticketing or services agreements or when we are otherwise contractually obligated to do so. We also make advance payouts to certain creators. We pay recoupable advances (also referred to as creator advances) and non-recoupable payments (also referred to as creator signing fees) to certain creators in order to incentivize them to organize certain events on our platform or obtain exclusive rights to ticket their events. Non-recoupable payments and recoupable advances (together, upfront payments) involve provision of Eventbrite’s own capital from our operating accounts. In contrast, advanced payouts involve an advance payment to creators of attendees’ funds from our trust accounts prior to the completion of the events to which such attendees purchased tickets.
Upfront payments are common practice in certain segments of the ticketing industry and are typically made to a creator upon entering into or renewing a multi-year exclusive ticketing or services contract with us, or upon meeting annual contractual requirements. A creator who has received a non-recoupable payment keeps the entire upfront payment, so long as the creator complies with the terms of the creator’s contract with us, including but not limited to performance of an event and achievement of certain ticket sale minimums. For recoupable advances we are entitled to recoup the entire advance by withholding all or a portion of the ticket sales sold by the creator to whom the advance was previously paid until we have fully recouped the advance. A creator is generally obligated to repay all or a portion of the upfront payment to us if such creator does not comply with the terms of the contract or perform an event, although there is no guarantee that we will be able to collect such repayment. When we provide advance payouts, we assume risk that the event may be canceled, fraudulent or materially not as described, resulting in significant chargebacks and refund requests. If the creator is insolvent or has spent the proceeds of the ticket sales for event-related costs, we may not be able to recover our losses from these events.

We are continuing to evaluate our practices on upfront payments, and have started making upfront payments available to a limited number of qualified creators who accept our standard or negotiated terms and conditions. We believe that upfront payments are an important financing option for creators, and that failure to make upfront payments available to all creators may put us at a competitive disadvantage to ticketing solutions that offer cash incentives more broadly to newly acquired or renewing creators.
Creator signing fees, net, including noncurrent balances, were $2.6 million and $2.5 million as of June 30, 2023 and June 30, 2022, respectively, and, as of June 30, 2023, these payments were being amortized over a weighted-average remaining life of 2.4 years on a straight-line basis.
Creator advances, net, including noncurrent balances, were $0.7 million and $1.2 million as of June 30, 2023 and June 30, 2022, respectively. We pay these advances based on the expectations of future ticket sales on our platform by such creators. We make the decision to make these payments based on our assessment of the past success of the creator, past event data, future events the creator is producing and other financial information. However, event performance may vary greatly from year-to-year and from event to event. If our assumptions and expectations with respect to event performance prove wrong or if a counterparty defaults or an event is not successful or is canceled, our return on these advances will not be realized and our business, results of operations and financial condition could be harmed.
The pricing and composition of our pricing packages may affect our ability to attract or retain creators.
Our event creators can select from different pricing packages based on the features required, service level desired and budget. We assess the pricing and composition of our pricing packages based on prior experience, feedback from creators and data insights, and we periodically adjust the pricing and composition of our packages. Creators’ price sensitivity may vary by location, and as we seek to expand into different countries, our pricing packages may not enable us to compete effectively in these countries. In June 2023, we introduced a new pricing model which introduces new plans, fee types and subscription packages for event organizers. Our business will depend, in part, on existing creators selecting and renewing subscription plans with us as well as new creators opting into our subscription packages. Further, creators who opt into our subscription programs have no obligation to renew their subscriptions, and it is difficult to accurately predict long-term customer retention. Such changes to our pricing model and package composition, or our inability to effectively or competitively price our packages and solutions, could harm our business, results of operations and financial condition and impact our ability to predict our future performance.
We are subject to risks related to our environmental, social, and governance activities and disclosures.
Our strategy on environmental, social and governance activities (Impact strategy) focuses on Eventbrite’s mission to bring the world together through live experiences. We have announced a number of initiatives in our Corporate Responsibility Report which provides metrics on a number of environmental and social factors which we monitor (corporate responsibility metrics) and include some references to such Corporate Responsibility Report in our Proxy Statement for our 2023 Annual Meeting of Stockholders. As a result, our business may face heightened scrutiny for the activities related to the corporate responsibility metrics. Our selected corporate responsibility metrics are reviewed by our senior leadership and key internal stakeholders but do not receive independent third-party assurance. Reasonable assurance sought in connection with a financial statement audit is not provided for the corporate responsibility metrics and therefore the review process for the corporate responsibility metrics may not identify all material statements, omissions or any errors made in reporting the corporate responsibility metrics. As a result, we may not be protected from potential liability under the securities laws for our corporate responsibility metrics and related statements. In addition, for some of the corporate responsibility metrics we report, the methodology of computation and/or the scope of our assessed value chain continues to evolve from year to year. As a result, period over period comparisons may not be meaningful.
The implementation of our Impact strategy requires considerable investments. If we do not demonstrate progress against our Impact strategy or if our Impact strategy is not perceived to be adequate or appropriate, our reputation could be harmed. We could also damage our reputation and the value of our brand if we or our vendors fail to act responsibly in the areas in which we report, or we fail to demonstrate that our commitment to our Impact strategy enhances our overall financial performance.
Further, we purchase carbon removal credits, carbon avoidance credits and energy attribute certificates (EACs) to help balance our carbon and energy footprints. If the cost of carbon removal credits, carbon avoidance credits and EACs were to materially increase or we were required to purchase a significant number of additional credits or EACs, our cost to obtain these offsets and/or credits could increase materially which could impact our ability to meet our internal environmental objectives or our financial performance. Additionally, we could experience complaints related to our purchase of such offsets as they relate to our statements regarding carbon neutrality which we cannot predict or protect against.

Additionally, there can be no assurance that our current programs, reporting frameworks, or principles will be in compliance with any new environmental and social laws and regulations that may be promulgated in the United States and elsewhere, and the costs of changing any of our current practices to comply with any new legal and regulatory requirements in the United States and elsewhere may be substantial. Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers.
Any harm to our reputation resulting from setting these corporate responsibility metrics or our failure or perceived failure to meet such corporate responsibility metrics could impact employee engagement and retention, the willingness of our creators and consumers and our partners and vendors to do business with us, or investors’ willingness to purchase or hold shares of our Class A common stock, any of which could adversely affect our business, results of operations and financial condition.
Our marketing efforts to help grow our business may not be effective.
Maintaining and promoting awareness of our marketplace and services is important to our ability to attract and retain creators and consumers. One of the key parts of our strategy is to build a consumer brand that brings consumers to Eventbrite and create more habitual consumers by positioning ourselves as the destination to help people disrupt their old routine and make life more eventful. We continue to iterate on and invest in our marketing strategy, which may not succeed for a variety of reasons, including our inability to execute and implement our plans.
We have used performance marketing products offered by search engines and social media platforms to distribute paid advertisements that drive traffic to our platform. However, much of our traffic comes through direct or unpaid channels, which include brand marketing and search engine optimization (“SEO”). Prominently displaying listings in response to key search terms is a critical factor for attracting creators and consumers to our platform. The success of live events and our brand presence have led to increased costs for relevant keywords, including our brand name, due to competitive bidding. We plan to prioritize product-led growth and brand marketing to attract more consumers organically. However, we may not be successful at our efforts to drive cost-effective traffic growth. If we are not able to effectively increase our traffic growth without increases in spend on performance marketing, we may need to increase our performance marketing spend in the future, including in response to increased spend on performance marketing from our competitors, and our business, results of operations, and financial condition could be materially adversely affected.
Additionally, we have started to diversify our investment in brand and performance advertising through various channels, including search engine optimization, search engine marketing, affiliate marketing, display marketing, as well as social media, email marketing and digital video advertising. If we do not produce effective content or purchase effective placement for that content, it could fail to deliver a return on our investment, and damage our brand and/or business. Further, we also engage with celebrities and influencers and partner with aligned brands as part of our marketing efforts, and our perceived affiliation with these individuals and brands could cause us brand or reputational damage in the event they undertake actions inconsistent with our brand and values.
We obtain a significant number of visits via search engines such as Google. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search, alter analytics or search engine optimization data available to us or make other changes to the way results are displayed, which can negatively affect the placement of links to our platform and reduce the number of visits or otherwise negatively impact our marketing efforts. See the risk factor titled “Changes in Internet search engine algorithms and dynamics, our search engine visibility and rankings, search engine disintermediation, changes in marketplace rules or changes in privacy and consumer data access could have a negative impact on traffic for our sites or functionality of our product and ultimately, our business and results of operations” in our 2022 Form 10-K for additional information.
We also obtain a significant number of visits from social media platforms such as Facebook and Instagram. Search engines, social networks, and other third parties typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which could negatively impact our marketing capabilities (including marketing services for creators), marketing spend, and revenue. The growing use of online ad-blocking software and technological changes to browsers and mobile operating systems that, for example, limit access to usage information for platforms like Eventbrite, impact the effectiveness of, or our visibility and insights into, our marketing efforts. As a result, we may fail to bring more consumers, or fail to increase frequency of visits to our platform. In addition, ongoing legal and regulatory changes in the data privacy sphere in U.S. states and countries throughout the world – and the interpretation of these laws by major search, social, and operating system providers – may impact the scope and effectiveness of marketing and advertising services generally, including those used on our platforms.

We also obtain a significant number of visits through email marketing. If we are unable to successfully deliver emails to our creators and consumers, if our email subscription tools do not function correctly, or if our creators and consumers do not open our emails, whether by choice, because those emails are marked as low priority or spam, or for other reasons, our business could be adversely affected. As search and social networking, as well as related regulatory regimes, evolve, we must continue to evolve our marketing tactics and technology accordingly and, if we are unable to do so, our business, results of operations and financial condition could be harmed.
Some providers of consumer devices, mobile or desktop operating systems and web browsers have implemented, or have announced plans to implement, ways to block tracking technologies which, if widely adopted, could also result in online tracking methods becoming significantly less effective. Similarly, our vendors, particularly those providing advertising and analytics products and services have, and may continue to, modify their products and services based on legal and technical changes relating to privacy in ways that could reduce the efficiency of our marketing efforts and our access to data about use of our platforms. Any reduction in our ability to make effective use of such technologies could harm our ability to personalize the experience of consumers, increase our costs, and limit our ability to attract and retain creators and consumers on cost-effective terms. As a result, our business and results of operations could be adversely affected.
Enforcement of our community guidelines and platform integrity policies may negatively impact our brand, reputation, and/or our financial performance.
We bring together a diverse and vibrant community of millions of people to create and discover live experiences that fuel their passions. The integrity of our marketplace is of primary importance to our business. We maintain policies that outline expectations for users while they engage with our services, whether as creators, consumers, or third-parties. For example, we prohibit a range of content on our platform, including (but not limited to): sexually explicit content; illegal content or illegal activities; hateful, dangerous or violent content or events; content that contains, endorses, or perpetuates potentially harmful misinformation; and events that sell, distribute or transfer weapons and firearms.
Furthermore, creators use our platform for events that represent a variety of views, activities and interests, some of which many other creators or attendees do not agree with or find offensive, or are illegal or are perceived as such. For example, in the past, creators have used or attempted to use our platform for events related to illegal activity and extremist groups. These events may cause negative publicity and harm our reputation and brand and our financial performance may be impacted. Some creators may not have, or are perceived not to have, legal and ethical business practices.
We seek to enforce these community guidelines and platform integrity policies in order to uphold the safety and integrity of our marketplace, engender trust in the use of our services, and encourage positive connections among members of our communities. We strive to enforce these policies in a consistent and principled manner that is transparent and explicable to stakeholders. However, even with a principled and objective approach, policy enforcement is a combination of human and technological review. As a result, there could be errors, policy enforcement could be subject to different, inconsistent, or conflicting regional consensus or regulatory standards in different jurisdictions, or it could be perceived to be arbitrary, unclear, or inconsistent. Shortcomings and errors in our ability to enforce our policies across our marketplace could lead to negative public perception, distrust from our creators and consumers, or lack of confidence in the use of our services, and could negatively impact our reputation and our brand and our financial performance may be impacted.
In addition, certain creators or consumers may not agree with our decision to restrict certain creators from using our platform, the removal of certain events or the promotion of certain events on our platform. If our platform is associated with illegal or offensive activity or creators and consumers disagree with our decision to restrict certain creators or events, our reputation and brand may be harmed, our ability to attract and retain creators and consumers may be adversely impacted and our financial performance may be impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
There were no sales of unregistered equity securities during the three months ended June 30, 2023.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
During the fiscal quarter ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Index

	Description of Exhibits	Incorporated by Reference
Exhibit Number		Form	Exhibit Number	Date Filed

3.2	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	August 28, 2018
3.4	Second Amended and Restated Bylaws.	8-K	3.1	December 21, 2022
4.1	Form of Class A Common Stock Certificate.	S-1/A	4.1	September 7, 2018
10.1#	Amended and Restated Non-Employee Director Compensation Policy	10-Q	10.1	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)			Filed herewith

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

Eventbrite, Inc.

August 3, 2023	By:	/s/ Julia Hartz
Julia Hartz
Chief Executive Officer
(Principal Executive Officer)

August 3, 2023	By:	/s/ Charles Baker
Charles Baker
Chief Financial Officer
(Principal Financial Officer)

August 3, 2023	By:	/s/ Xiaojing Fan
Xiaojing Fan
Chief Accounting Officer
(Principal Accounting Officer)