Form 10-Q
period 2023-09-30
Eventbrite, Inc.
filed 2023-11-01
CIK 1475115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 25, 2023, 84,960,526 shares of Registrant's Class A common stock and 15,662,672 shares of Registrant's Class B common stock were outstanding.

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
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors, including those described in the section titled "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022 and this Quarterly Report on Form 10-Q. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

EVENTBRITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts and share data) (Unaudited)
	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$567,646	$539,299
Funds receivable	32,787	43,525
Short-term investments, at amortized cost	152,378	84,224
Accounts receivable, net	2,827	2,266
Creator signing fees, net	913	645
Creator advances, net	1,664	721
Prepaid expenses and other current assets	9,880	12,479
Total current assets	768,095	683,159
Restricted cash	897	875
Creator signing fees, net noncurrent	1,397	1,103
Property and equipment, net	9,422	6,348
Operating lease right-of-use assets	212	5,179
Goodwill	174,388	174,388
Acquired intangible assets, net	15,428	21,907
Other assets	2,119	2,420
Total assets	$971,958	$895,379
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, creators	$373,825	$309,313
Accounts payable, trade	1,297	1,032
Chargebacks and refunds reserve	10,004	13,136
Accrued compensation and benefits	15,833	11,635
Accrued taxes	6,686	12,515
Operating lease liabilities	1,538	2,810
Other accrued liabilities	16,258	10,538
Total current liabilities	425,441	360,979
Accrued taxes, noncurrent	7,871	8,820
Operating lease liabilities, noncurrent	2,175	3,345
Long-term debt	357,137	355,580
Other liabilities	—	100
Total liabilities	792,624	728,824
Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized; 100,621,010 shares issued and outstanding as of September 30, 2023; 99,169,432 shares issued and outstanding as of December 31, 2022	1	1
Additional paid-in capital	993,830	955,509
Accumulated deficit	(814,497)	(788,955)
Total stockholders’ equity	179,334	166,555
Total liabilities and stockholders’ equity	$971,958	$895,379

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$81,544	$67,472	$238,370	$189,388
Cost of net revenue	25,867	23,450	76,865	66,465
Gross profit	55,677	44,022	161,505	122,923
Operating expenses
Product development	23,041	22,249	73,091	63,308
Sales, marketing and support	21,063	14,455	53,802	41,866
General and administrative	23,137	20,596	66,681	58,908
Total operating expenses	67,241	57,300	193,574	164,082
Loss from operations	(11,564)	(13,278)	(32,069)	(41,159)
Interest income	7,569	1,950	19,948	2,407
Interest expense	(2,821)	(2,826)	(8,359)	(8,461)
Other income (expense), net	(2,357)	(7,050)	(3,230)	(12,225)
Loss before income taxes	(9,173)	(21,204)	(23,710)	(59,438)
Income tax provision (benefit)	762	(80)	1,832	(41)
Net loss	$(9,935)	$(21,124)	$(25,542)	$(59,397)
Net loss per share, basic and diluted	$(0.10)	$(0.21)	$(0.26)	$(0.61)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	100,540	98,543	100,030	98,069

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock-Class A		Common Stock-Class B		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	81,529,265	$1	17,640,167	$—	$955,509	$(788,955)	$166,555
Issuance of common stock upon exercise of stock options	77,378	—	—	—	463	—	463
Issuance of restricted stock awards	10,375	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	551,060	—	—	—	—	—	—
Shares withheld related to net share settlement	(193,445)	—	—	—	(1,822)	—	(1,822)
Stock-based compensation	—	—	—	—	12,365	—	12,365
Net loss	—	—	—	—	—	(12,686)	(12,686)
Balance at March 31, 2023	81,974,633	$1	17,640,167	$—	$966,515	$(801,641)	$164,875
Issuance of common stock upon exercise of stock options	46,035	—	—	—	285	—	285
Issuance of restricted stock awards	1,964	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	609,839	—	—	—	—	—	—
Shares withheld related to net share settlement	(199,245)	—	—	—	(1,379)	—	(1,379)
Issuance of common stock for ESPP purchase	91,827	—	—	—	567	—	567
Stock-based compensation	—	—	—	—	14,987	—	14,987
Net loss	—	—	—	—	—	(2,921)	(2,921)
Balance at June 30, 2023	82,525,053	$1	17,640,167	$—	$980,975	$(804,562)	$176,414
Issuance of common stock upon exercise of stock options	25,296	—	—	—	182	—	182
Issuance of restricted stock awards	13,261	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	623,096	—	—	—	—	—	—
Shares withheld related to net share settlement	(205,863)	—	—	—	(2,285)	—	(2,285)
Conversion of common stock from Class B to Class A	1,977,495	—	(1,977,495)	—	—	—	—
Stock-based compensation	—	—	—	—	14,958	—	14,958
Net loss	—	—	—	—	—	(9,935)	(9,935)
Balance at September 30, 2023	84,958,338	$1	15,662,672	$—	$993,830	$(814,497)	$179,334

	Common Stock-Class A		Common Stock-Class B		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	79,524,112	$1	17,722,353	$—	$903,470	$(733,571)	$169,900
Issuance of common stock upon exercise of stock options	207,361	—	—	—	1,464	—	1,464
Issuance of restricted stock awards	2,515	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	341,723	—	—	—	—	—	—
Shares withheld related to net share settlement	(117,374)	—	—	—	(1,711)	—	(1,711)
Conversion of common stock from Class B to Class A	3,266	—	(3,266)	—	—	—	—
Stock-based compensation	—	—	—	—	12,968	—	12,968
Net loss	—	—	—	—	—	(18,185)	(18,185)
Balance at March 31, 2022	79,961,603	$1	17,719,087	$—	$916,191	$(751,756)	$164,436
Issuance of common stock upon exercise of stock options	156,014	—	—	—	1,405	—	1,405
Issuance of restricted stock awards	39,795	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	559,321	—	—	—	—	—	—
Shares withheld related to net share settlement	(195,195)	—	—	—	(2,084)	—	(2,084)
Conversion of common stock from Class B to Class A	1,218	—	(1,218)	—	—	—	—
Issuance of common stock for ESPP purchase	79,282	—	—	—	790	—	790
Stock-based compensation	—	—	—	—	14,356	—	14,356
Net loss	—	—	—	—	—	(20,088)	(20,088)
Balance at June 30, 2022	80,602,038	$1	17,717,869	$—	$930,658	$(771,844)	$158,815
Issuance of common stock upon exercise of stock options	28,708	—	—	—	158	—	158
Issuance of restricted stock awards	7,185	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	506,715	—	—	—	—	—	—
Shares withheld related to net share settlement	(183,126)	—	—	—	(1,543)	—	(1,543)
Conversion of common stock from Class B to Class A	77,702	—	(77,702)	—	—	—	—
Stock-based compensation	—	—	—	—	13,810	—	13,810
Net loss	—	—	—	—	—	(21,124)	(21,124)
Balance at September 30, 2022	81,039,222	$1	17,640,167	$—	$943,083	$(792,968)	$150,116

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(25,542)	$(59,397)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,934	11,059
Stock-based compensation expense	41,161	40,618
Amortization of debt discount and issuance costs	1,557	1,503
Unrealized (gain) loss on foreign currency exchange	(103)	12,644
Accretion on short-term investments	(5,477)	—
Non-cash operating lease expenses	5,088	2,361
Amortization of creator signing fees	742	955
Adjustments related to creator advances, creator signing fees, and allowance for credit losses	(1,671)	(1,792)
Provision for chargebacks and refunds	9,549	10,909
Other	1,464	618
Changes in operating assets and liabilities:
Accounts receivable	(1,181)	(1,728)
Funds receivable	10,917	(9,077)
Creator signing fees and creator advances	44	2,930
Prepaid expenses and other assets	2,900	8,424
Accounts payable, creators	64,711	82,971
Accounts payable	328	(363)
Chargebacks and refunds reserve	(12,681)	(11,907)
Accrued compensation and benefits	4,198	387
Accrued taxes	(7,846)	(6,048)
Operating lease liabilities	(2,563)	(3,260)
Other accrued liabilities	6,271	(9,340)
Net cash provided by operating activities	101,800	72,467
Cash flows from investing activities
Purchase of short-term investments	(273,677)	—
Maturities of short-term investments	211,000	—
Purchases of property and equipment	(991)	(1,254)
Capitalized internal-use software development costs	(4,848)	(2,305)
Cash paid for acquisitions	—	(1,125)
Net cash used in investing activities	(68,516)	(4,684)
Cash flows from financing activities
Proceeds from exercise of stock options	930	3,027
Taxes paid related to net share settlement of equity awards	(5,486)	(5,338)
Proceeds from issuance of common stock under ESPP	567	790
Principal payments on finance lease obligations	(1)	(64)
Net cash used in financing activities	(3,990)	(1,585)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(925)	(25,196)
Net increase in cash, cash equivalents and restricted cash	28,369	41,002
Cash, cash equivalents and restricted cash
Beginning of period	540,174	636,159
End of period	$568,543	$677,161

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine Months Ended September 30,
	2023	2022
Supplemental cash flow data
Interest paid	$5,336	$5,486
Income taxes paid, net of refunds	517	234
Non-cash investing and financing activities
Reduction of right of use asset due to modification or exit	$3,917	$2,163

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
The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal and recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations and cash flows for the interim periods. The condensed consolidated balance sheet at December 31, 2022 has been derived from audited consolidated financial statements as of that date. All intercompany transactions and balances have been eliminated. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other future annual or interim period.
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
Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements
The Company identified an error within the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2022 primarily related to cash balances held on behalf of creators that are denominated in currencies other than the functional currency. The effect of exchange rate changes on these cash balances were not disclosed as a separate item in the reconciliation of beginning and ending balances of cash. Additionally, the unrealized foreign currency transaction gains and losses were not disclosed as a reconciliation item in the cash flow from operating activities. The unaudited condensed consolidated financial statements for the nine months ended September 30, 2022 have been amended and restated to correct for such errors. This restatement had no impact on the Company's previously reported consolidated net income, financial position, net change in cash, cash equivalents, and restricted cash, or total cash, cash equivalents, and restricted cash as reported on the Company's consolidated statements of cash flows.
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
Significant Accounting Policies
There have been no changes to the Company's significant accounting policies described in the 2022 Form 10-K that have had a material impact on the Company's unaudited condensed consolidated financial statements and related notes.
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
2. Restructuring
On February 27, 2023, the Board of Directors of the Company approved a restructuring plan (the Plan) that is designed to reduce operating costs, drive efficiencies by consolidating development and support talent into regional hubs, and enable investment for potential long-term growth. The actions associated with the Plan are expected to substantially complete by the end of 2023 and the Company expects to incur total estimated costs of up to $20 million.
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
The Company incurred costs of $0.8 million in connection with the Plan during the three months ended September 30, 2023, which consisted of costs related to severance and other employee termination benefits.
The Company incurred costs of $15.1 million in connection with the Plan during the nine months ended September 30, 2023, which consisted of $10.8 million in costs related to severance and other employee termination benefits, and $4.3 million primarily related to lease abandonment costs.

A summary of the restructuring related costs by activity type is as follows (in thousands):

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Severance and other termination benefits	Lease abandonment and related charges	Total	Severance and other termination benefits	Lease abandonment and related charges	Total
Cost of net revenue	$237	$—	$237	$1,259	$426	$1,685
Product development	140	—	140	5,385	1,346	6,731
Sales, marketing and support	94	—	94	1,406	1,041	2,447
General and administrative	279	4	283	2,778	1,491	4,269
Total	$750	$4	$754	$10,828	$4,304	$15,132
The following table is a summary of the changes in the restructuring related liabilities, included within accrued compensation and benefits and other accrued liabilities on the consolidated balance sheets, associated with the Plan (in thousands):

Balance as of January 1, 2023	$—
Restructuring related costs accrued	15,132
Cash payment	(8,101)
Non-cash items applied	(4,304)
Balance as of September 30, 2023	$2,727
The Company expects the remaining liabilities as of September 30, 2023 to be substantially paid out in cash by the end of 2023.
3. Revenue Recognition
The Company derives its revenues from a mix of marketplace activities. Revenue is primarily derived from ticketing fees and payment processing fees. The Company also derives a portion of revenues from organizer fees and advertising services. The Company's customers are event creators who use the Company's platform to sell tickets and market events to attendees. Revenue is recognized when or as control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.
Ticketing Revenue
For ticketing services, the Company's service provides a platform to the event creator and attendee to transact. The Company's performance obligation is to facilitate and process that transaction and issue the ticket, and other than as described below under "Organized Fee Revenue," revenue is recognized by the Company when the ticket is sold. The amount that the Company earns for its services is fixed which typically consists of a flat fee and a percentage based fee per ticket. As a result, the Company records revenue on a net basis related to its ticketing service fees.
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
Advertising Revenue
In the third quarter of 2022, the Company introduced advertising services. Advertising services enable creators to promote featured content on the Eventbrite platform or mobile application. The Company considers that it satisfies its performance obligation as it provides the services to customers and recognizes revenue as advertising impressions are displayed to the consumers.
Organizer Fee Revenue
In the second quarter of 2023, the Company expanded access to its comprehensive suite of event marketing tools to all creators and introduced new pricing plans and subscription packages to creators when publishing events on the Eventbrite marketplace. Under the new pricing plans, the Company charges an organizer fee under two plan options.
The Flex plan is charged per event. The Company considers that it satisfies its performance obligation as it provides services to creators to publish their event on the Eventbrite marketplace based on the ticket capacity and recognizes revenue at this point-in-time. The Pro plan is a monthly subscription to publish unlimited events. The Company considers that it satisfies its performance obligation as it provides the subscribed services under the plan and recognizes revenue ratably over the subscription period.
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
Cash and cash equivalents balances include the face value of tickets sold on behalf of creators and their share of service charges, which are to be remitted to the creators. Such balances were $344.0 million and $269.4 million as of September 30, 2023 and December 31, 2022, respectively. These ticketing proceeds are legally unrestricted, and the Company invests a portion of ticketing proceeds in U.S. Treasury bills. These amounts due to creators are included in accounts payable, creators on the consolidated balance sheets.
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

	September 30, 2023	December 31, 2022	September 30, 2022
Cash and cash equivalents	$567,646	$539,299	$675,817
Restricted cash	897	875	1,344
Total cash, cash equivalents and restricted cash	$568,543	$540,174	$677,161
5. Short-term Investments
The Company invests certain of its excess cash in short-term debt instruments which consist of U.S. Treasury bills with original maturities greater than three months and less than one year. All short-term investments are classified as held-to-maturity and are recorded and held at amortized cost. Investments are considered to be impaired when a decline in fair value is deemed to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, the carrying value of an instrument is adjusted to its fair value on a non-recurring basis. No such fair value impairment was recognized during the nine months ended September 30, 2023 and year ended December 31, 2022.

The following tables summarize the Company's financial instruments that were measured at fair value on a non-recurring basis (in thousands):

		September 30, 2023
Description	Classification	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holdings losses	Aggregate fair value
Savings deposits	Cash equivalents	$50,128	$—	$—	$50,128
US Treasury securities	Short-term investments	152,378	4	(14)	152,368
		$202,506	$4	$(14)	$202,496

		December 31, 2022
Description	Classification	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holdings losses	Aggregate fair value
Savings deposits	Cash equivalents	$31,288	$—	$—	$31,288
US Treasury securities	Cash equivalents	85,201	17	—	85,218
US Treasury securities	Short-term investments	84,224	10	(5)	84,229
		$200,713	$27	$(5)	$200,735

6. Funds Receivable
Funds receivable represents cash-in-transit from third-party payment processors that is received by the Company within approximately five business days from the date of the underlying ticketing transaction. For periods ending on a weekend or a bank holiday, the funds receivable balance will typically be higher than for periods ending on a weekday, as the Company settles payment processing activity on business days. The funds receivable balance includes the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such amounts were $29.8 million and $39.9 million as of September 30, 2023 and December 31, 2022, respectively.
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

	September 30, 2023	December 31, 2022
Accounts receivable, customers	$3,604	$2,967
Allowance for credit losses	(777)	(701)
Accounts receivable, net	$2,827	$2,266
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
As of September 30, 2023, the balance of creator signing fees, net is being amortized over a weighted-average remaining contract life of 2.3 years on a straight-line basis. The following table summarizes the activity in creator signing fees for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$2,569	$2,538	$1,748	$3,409
Creator signing fees paid	—	—	30	5
Amortization of creator signing fees	(275)	(281)	(742)	(955)
Write-offs and other adjustments	16	(75)	1,274	(277)
Balance, end of period	$2,310	$2,182	$2,310	$2,182
Creator signing fees are classified as follows on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	September 30, 2023	December 31, 2022	September 30, 2022
Creator signing fees, net	$913	$645	$929
Creator signing fees, net noncurrent	1,397	1,103	1,253
Total creator signing fees	$2,310	$1,748	$2,182

9. Creator Advances, Net
Creator advances are incentives that are offered by the Company which provide the creator with funds in advance of the event. These are subsequently recovered by withholding amounts due to the Company from the sale of tickets for the event until the creator payment has been fully recovered.
The following table summarizes the activity in creator advances for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$695	$1,150	$721	$862
Creator advances paid	722	—	822	335
Creator advances recouped	(110)	(325)	(528)	(2,247)
Write-offs and other adjustments	357	—	649	1,875
Balance, end of period	$1,664	$825	$1,664	$825
10. Accounts Payable, Creators
Accounts payable, creators consists of unremitted ticket sale proceeds, net of Eventbrite service fees and applicable taxes. Amounts are remitted to creators within five business days subsequent to the completion of the related event. Creators may apply to receive a portion of these proceeds prior to completion of their events.
For qualified creators, the Company passes ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, the Company refers to these payments as advance payouts. When an advance payout is made, the Company reduces its cash and cash equivalents with a corresponding decrease to its accounts payable, creators. As of September 30, 2023 and December 31, 2022, advance payouts outstanding was $142.3 million and $193.1 million, respectively.
11. Chargebacks and Refunds Reserve
The terms of the Company's standard merchant agreement obligate creators to reimburse attendees who are entitled to refunds. The Company records estimates for refunds and chargebacks of its fees as contra-revenue. When the Company provides advance payouts, it assumes risk that the event may be canceled, fraudulent, or materially not as described, resulting in significant chargebacks and refund requests. See Note 10, “Accounts Payable, Creators”. If the creator is insolvent, has spent the proceeds of the ticket sales for event-related costs, has canceled the event, or has engaged in fraudulent activity, the Company may not be able to recover its losses from these events, and such unrecoverable amounts could equal the value of the transaction or transactions settled to the creator prior to the event that is disputed, plus any associated chargeback fees not assumed by the creator. The Company records reserves for estimated advance payout losses as an operating expense classified within sales, marketing and support.
Reserves are recorded based on the Company's assessment of various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, macroeconomic conditions, and actual chargeback and refund activity trends. The chargebacks and refunds reserve was $10.0 million and $13.1 million which primarily includes reserve balances for estimated advance payout losses of $7.9 million and $11.2 million as of September 30, 2023 and December 31, 2022, respectively.
The Company will adjust reserves in the future to reflect best estimates of future outcomes. The Company cannot predict the outcome of or estimate the possible recovery or range of recovery from these matters. It is possible that the reserve amount will not be sufficient and the Company's actual losses could be materially different from its current estimates.
12. Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	September 30, 2023	December 31, 2022
Capitalized internal-use software development costs	$61,006	$55,009
Furniture and fixtures	193	869
Computers and computer equipment	3,849	6,854
Leasehold improvements	984	4,243
Finance lease right-of-use assets	—	597
Property and equipment	66,032	67,572
Less: Accumulated depreciation and amortization	(56,610)	(61,224)
Property and equipment, net	$9,422	$6,348
The Company recorded the following amounts related to depreciation of fixed assets and capitalized internal-use software development costs during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation expense	$241	$704	$962	$1,475
Amortization of capitalized internal-use software development costs	870	822	2,493	2,657
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
As part of the restructuring plan described in Note 2, the Company closed certain offices in April 2023 to reflect the geographic distribution of the Company’s employees and $3.9 million for the amortization of the right-of-use assets was accelerated in the nine months ended September 30, 2023.
The components of operating lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs	$86	$798	$5,088	$2,361
Sublease income	—	(48)	(104)	(154)
Total operating lease costs, net	$86	$750	$4,984	$2,207

As of September 30, 2023, the Company's operating leases had a weighted-average remaining lease term of 2.4 years and a weighted-average discount rate of 3.9%.
As of September 30, 2023, maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
The remainder of 2023	$433
2024	1,633
2025	1,672
2026 and thereafter	141
Total future operating lease payments	3,879
Less: Imputed interest	(166)
Total operating lease liabilities	$3,713

Operating lease liabilities, current	$1,538
Operating lease liabilities, noncurrent	2,175
Total operating lease liabilities	$3,713

14. Goodwill and Acquired Intangible Assets, Net
The carrying amounts of the Company's goodwill was $174.4 million as of September 30, 2023 and December 31, 2022. The Company tests goodwill for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. The Company did not record any goodwill impairment during the nine months ended September 30, 2023.
Acquired intangible assets consisted of the following (in thousands):

	September 30, 2023			December 31, 2022
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Developed technology	$22,396	$(21,471)	$925	$22,396	$(20,854)	$1,542
Customer relationships	74,884	(60,381)	14,503	74,884	(54,519)	20,365
Tradenames	1,650	(1,650)	—	1,650	(1,650)	—
Acquired intangible assets, net	$98,930	$(83,502)	$15,428	$98,930	$(77,023)	$21,907
The following tables set forth the amortization expense recorded related to acquired intangible assets during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of net revenue	$208	$208	$617	$617
Sales, marketing and support	1,906	2,071	5,862	6,291
General and administrative	—	6	—	19
Total amortization of acquired intangible assets	$2,114	$2,285	$6,479	$6,927
As of September 30, 2023, the total expected future amortization expense of acquired intangible assets by year is as follows (in thousands):

The remainder of 2023	$2,114
2024	8,300
2025	5,014
Total expected future amortization expense	$15,428

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
16. Debt
As of September 30, 2023 and December 31, 2022, long-term debt consisted of the following (in thousands):

	September 30, 2023			December 31, 2022
	2026 Notes	2025 Notes	Total	2026 Notes	2025 Notes	Total
Outstanding principal balance	$212,750	$150,000	$362,750	$212,750	$150,000	$362,750
Less: Debt issuance costs	(3,129)	(2,484)	(5,613)	(3,896)	(3,274)	(7,170)
Carrying amount, long-term debt	$209,621	$147,516	$357,137	$208,854	$146,726	$355,580
The following tables set forth the total interest expense recognized related to the term loans and the convertible notes for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash interest expense	$2,274	$2,274	$6,801	$6,801
Amortization of debt issuance costs	548	529	1,557	1,504
Total interest expense	$2,822	$2,803	$8,358	$8,305

The following table summarizes the Company's contractual obligation to settle commitments related to the 2026 Notes and 2025 Notes as of September 30, 2023 (in thousands):

	Payments due by Year
	Total	2023	2024	2025	2026	2027 and thereafter
Convertible Senior Notes Due 2026	$212,750	$—	$—	$—	$212,750	$—
Interest obligations on 2026 Notes (1)	4,788	—	1,596	1,596	1,596	—
Convertible Senior Notes Due 2025	150,000	—	—	150,000	—	—
Interest obligations on 2025 Notes (1)	18,750	3,750	7,500	7,500	—	—
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
The effective interest rate of the 2025 Notes is 5.8%. The Company recorded cash interest of $5.6 million, and amortization of debt issuance costs of $0.8 million during the nine months ended September 30, 2023 and September 30, 2022.
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
The 2025 Notes are convertible at an initial conversion rate of 79.3903 shares of Class A common stock per $1,000 principal amount of 2025 Notes, which is equal to an initial conversion price of approximately $12.60 per share of Class A common stock. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. Holders of the 2025 Notes may convert all or a portion of their 2025 Notes only in multiples of $1,000 principal amount, under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of Class A common stock exceeds 130% of the conversion price of the 2025 Notes for each of the at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
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
The fair value of the 2025 Notes, which the Company has classified as a Level 2 instrument, was $167.8 million as of September 30, 2023. The fair value of the 2025 Notes is determined using observable market prices on the last business day of the period.
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

Before March 15, 2026, noteholders will have the right to convert their 2026 Notes under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price per share of Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
•during the five consecutive business days immediately after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of Class A common stock on such trading day and the conversion rate on such trading day;
•upon the occurrence of certain corporate events or distributions on Class A common stock, as described in the Indenture and
•if the Company call such notes for redemption;
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
The effective interest rate of the 2026 Notes is 1.3%. The Company recorded cash interest of $1.2 million, and amortization of debt issuance costs of $0.8 million during the nine months ended September 30, 2023 and September 30, 2022.
The fair value of the 2026 Notes, which the Company has classified as a Level 2 instrument, was $176.4 million as of September 30, 2023. The fair value of the 2026 Notes is determined using observable market prices on the last business day of the period.
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
Commercial Contract Litigation
On June 18, 2020, the Company filed a Complaint in the United States District Court for the Northern District of California against M.R.G. Concerts Ltd. (MRG) and Matthew Gibbons (Gibbons), asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory judgment, unfair competition, and common counts under California law, arising out of MRG and Gibbons' termination of certain contracts with the Company and their refusal to make various payments to the Company required by those contracts. MRG asserted counterclaims against the Company for breach of one of the contracts in issue, as well as for breach of the implied covenant of good faith and fair dealing, unfair competition, and declaratory judgment. A jury trial commenced on May 16, 2022. On May 23, 2022, the jury issued a verdict in Eventbrite’s favor and awarded the Company $11.0 million in damages. Defendants filed a motion seeking to reduce the verdict or hold a new trial, and the Company filed a motion for pre-judgment and post-judgment interest as well as to recover its attorneys’ fees and costs of suit per the parties’ contracts. On November 1, 2022, the Court denied Defendants' motion, granted the Company’s motion, and entered an Amended Final Judgment in the Company’s favor in the amount of $14.9 million. Defendants’ Opening Brief on appeal was filed April 13, 2023. All briefing is complete and the oral argument is scheduled for December 11, 2023. The Company cannot predict the likelihood of success on Defendants’ appeal or the Company’s conditional cross-appeal. The Company has not recorded any gain in relation to this verdict as of September 30, 2023.
Tax Matters
The Company is currently under audit in certain jurisdictions with regard to indirect tax matters. The Company establishes reserves for indirect tax matters when it determines that the likelihood of a loss is probable, and the loss is reasonably estimable. Accordingly, the Company has established a reserve for the potential settlement of issues related to sales and other indirect taxes in the amount of $4.0 million and $6.0 million as of September 30, 2023 and December 31, 2022, respectively. These amounts, which represent management’s best estimates of its potential liability, include potential interest and penalties of $0.6 million and $0.9 million as of September 30, 2023 and December 31, 2022, respectively.
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
As of September 30, 2023, there were 5,625,464 and 6,820,097 options issued and outstanding under the 2010 Plan and 2018 Plan, respectively (collectively, the Plans). As of September 30, 2023, 5,572,087 shares of Class A common stock were available for grant under the 2018 Plan.
Stock options granted typically vest over a four-year period from the date of grant. Options awarded under the Plans are exercisable for up to ten years.
Stock Option Activity
Stock option activity for the nine months ended September 30, 2023 is presented below:

	Outstanding options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2022	12,558,158	$12.30	6.4	$93
Granted	787,022	8.30
Exercised	(148,709)	6.26
Canceled	(750,910)	12.80
Balance as of September 30, 2023	12,445,561	12.09	5.6	9,827
Vested and exercisable as of September 30, 2023	10,164,516	12.19	4.9	7,733
Vested and expected to vest as of September 30, 2023	12,324,445	12.10	5.5	9,701
The aggregate intrinsic value in the table above represents the difference between the fair value of Class A common stock and the exercise price of outstanding, in-the-money stock options at September 30, 2023.
As of September 30, 2023, the total unrecognized stock-based compensation expense related to stock options outstanding was $13.1 million, which will be recognized over a weighted-average period of 2.1 years. The weighted-average fair value of stock options granted was $4.98 for the nine months ended September 30, 2023.

Stock Award Activity
Stock award activity, which includes RSUs, PSUs, and restricted stock awards (RSAs), for the nine months ended September 30, 2023 is presented below:

	Outstanding RSUs, RSAs and PSUs	Weighted-average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2022	10,764,197	$11.46	1.7	$63,059
Awarded	6,475,375	8.33
Released	(1,809,595)	14.43
Canceled	(2,720,984)	10.98
Balance as of September 30, 2023	12,708,993	9.55	1.4	125,311
Vested and expected to vest as of September 30, 2023	11,426,075	9.56	1.3	112,661
As of September 30, 2023, the total unrecognized stock-based compensation expense related to stock awards, was $88.3 million, which will be recognized over a weighted-average period of 2.3 years.
Stock-based Compensation Expense
Stock-based compensation expense recognized in connection with stock options, RSUs, RSAs, PSUs and the Employee Stock Purchase Plan (ESPP) during each of the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of net revenue	$213	$179	$637	$625
Product development	5,635	5,456	15,143	15,240
Sales, marketing and support	2,018	2,226	7,037	6,065
General and administrative	6,602	5,669	18,344	18,688
Total	$14,468	$13,530	$41,161	$40,618
The Company capitalized $0.5 million and $1.1 million of stock-based compensation expense related to capitalized software costs during the three and nine months ended September 30, 2023, compared to $0.3 million and $0.5 million during the three and nine months ended September 30, 2022, respectively.
19. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. As the Company had net losses for the three and nine months ended September 30, 2023 and 2022, all potentially issuable shares of Class A common stock were determined to be anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(9,935)	$(21,124)	$(25,542)	$(59,397)
Weighted-average shares used in computing net loss per share, basic and diluted	100,540	98,543	100,030	98,069
Net loss per share, basic and diluted	$(0.10)	$(0.21)	$(0.26)	$(0.61)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect (in thousands):

	September 30, 2023	September 30, 2022
Shares related to convertible senior notes	19,538	19,538
Stock-options to purchase common stock	12,446	12,643
Restricted stock units	12,610	9,730
ESPP	136	102
Total shares of potentially dilutive securities	44,730	42,013
For the 2025 Notes and 2026 Notes, the conversion spread of 11.9 million shares and 7.6 million shares, respectively, will have a dilutive impact on diluted net income per share of Class A common stock when the average market price of the Company’s Class A common stock for a given period exceeds the conversion price of $12.60 per share for the 2025 Notes and $27.89 per share for the 2026 Notes.
20. Income Taxes
The Company recorded an income tax expense of $0.8 million and $1.8 million for the three and nine months ended September 30, 2023, compared to a benefit of $0.1 million and immaterial benefit for the three and nine months ended September 30, 2022, respectively. The increase was primarily attributable to year-over-year business growth and changes in taxable earnings mix.
The differences in the tax provision for the periods presented and the U.S. federal statutory rate is primarily due to foreign taxes in profitable jurisdictions and the recording of a full valuation allowance on the Company's net deferred tax assets.
The computation of the provision for income taxes for interim periods is determined by applying the estimated annual effective tax rate to year-to-date earnings from recurring operations and adjusting for discrete tax items recorded in the period.
21. Geographic Information
The following table presents the Company's total net revenue by geography based on the currency of the underlying transaction (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$59,963	$49,959	$175,836	$141,303
International	21,581	17,513	62,534	48,085
Total net revenue	$81,544	$67,472	$238,370	$189,388
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
Eventbrite empowers creators of free and paid events. Historically, creators of free events have used our ticketing features for free, and we charged creators of paid events on a per-ticket basis, which could be passed on to the attendee, when an attendee purchased a ticket for an event. Beginning in June 2023, we introduced new pricing plans, creating a new fee type and new subscription packages, to expand access to our comprehensive suite of event marketing tools and complement our existing ticketing fees. We believe this strategic shift supports our aspiration to be the indispensable live events marketplace by helping event creators reach new audiences and sell more tickets with Eventbrite.

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
Paid Ticket Volume
Our success in serving creators is measured in large part by the number of tickets sold on our platform that generate ticket fees, referred to as paid ticket volume. We consider paid ticket volume an important indicator of the underlying health of the business. The table below sets forth the paid ticket volume for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Paid ticket volume	22,855	22,028	69,342	61,946
Our paid ticket volume for events outside of the United States represented 40% and 39% of our total paid tickets in the three and nine months ended September 30, 2023, respectively, compared to 40% and 39% in the three and nine months ended September 30, 2022, respectively.
Adjusted EBITDA
We calculate Adjusted EBITDA as net loss adjusted to exclude depreciation and amortization, stock-based compensation expense, interest income, interest expense, loss on debt extinguishment, employer taxes related to employee equity transactions, other income (expense), net, and income tax provision (benefit). Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP.
The following table presents our Adjusted EBITDA for the periods indicated and a reconciliation of our Adjusted EBITDA to the most comparable GAAP measure, net loss, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net loss (1)	$(9,935)	$(21,124)	$(25,542)	$(59,397)
Add:
Depreciation and amortization	3,226	3,810	9,934	11,059
Stock-based compensation	14,468	13,529	41,161	40,618
Interest income	(7,569)	(1,950)	(19,948)	(2,407)
Interest expense	2,821	2,826	8,359	8,461
Employer taxes related to employee equity transactions	273	167	832	734
Other (income) expense, net	2,357	7,050	3,230	12,225
Income tax provision (benefit)	762	(80)	1,832	(41)
Adjusted EBITDA	$6,403	$4,228	$19,858	$11,252
(1) Restructuring related costs are included in Net Loss and Adjusted EBITDA. For further information, refer to Note 2 - Restructuring included in Part I, Item 1, "Notes to Unaudited Condensed Consolidated Financial Statements," of this Quarterly Report on Form 10-Q.
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
Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of net revenue for the periods presented (in thousands):

Condensed consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$81,544	$67,472	$238,370	$189,388
Cost of net revenue	25,867	23,450	76,865	66,465
Gross profit	55,677	44,022	161,505	122,923
Operating expenses:
Product development	23,041	22,249	73,091	63,308
Sales, marketing and support	21,063	14,455	53,802	41,866
General and administrative	23,137	20,596	66,681	58,908
Total operating expenses	67,241	57,300	193,574	164,082
Loss from operations	(11,564)	(13,278)	(32,069)	(41,159)
Interest income	7,569	1,950	19,948	2,407
Interest expense	(2,821)	(2,826)	(8,359)	(8,461)
Other income (expense), net	(2,357)	(7,050)	(3,230)	(12,225)
Loss before income taxes	(9,173)	(21,204)	(23,710)	(59,438)
Income tax provision (benefit)	762	(80)	1,832	(41)
Net loss	$(9,935)	$(21,124)	$(25,542)	$(59,397)

Condensed consolidated Statements of Operations, as a percentage of net revenue	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	100%	100%	100%	100%
Cost of net revenue	32%	35%	32%	35%
Gross profit	68%	65%	68%	65%
Operating expenses:
Product development	28%	33%	31%	33%
Sales, marketing and support	26%	21%	23%	22%
General and administrative	28%	31%	28%	31%
Total operating expenses	82%	85%	82%	86%
Loss from operations	(14)%	(20)%	(14)%	(21)%
Interest income	9%	3%	8%	1%
Interest expense	(3)%	(4)%	(4)%	(4)%
Other income (expense), net	(3)%	(10)%	(1)%	(6)%
Loss before income taxes	(11)%	(31)%	(11)%	(30)%
Income tax provision (benefit)	1%	—%	1%	—%
Net loss	(12)%	(31)%	(12)%	(30)%
Net Revenue
We currently generate revenues primarily from service fees and payment processing fees from the sale of paid tickets on our platform. Our ticketing fee structure typically consists of a flat fee and a percentage of the price of each ticket sold by a creator. Revenue is recognized when control of promised goods or services is transferred to the creator, which is when the ticket is sold for service fees and payment processing fees. We also derive a portion of revenues from fees associated with advertising and other marketplace services for creators to publish and promote events. In the second quarter of 2023, we launched new pricing plans and subscription packages, which may include an organizer fee to creators in order to publish an event on the Eventbrite marketplace. Net revenue excludes sales taxes and value-added taxes (VAT) and is presented net of estimated customer refunds, chargebacks and amortization of creator signing fees.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands except percentages)
Net revenue	$81,544	$67,472	$14,072	21%	$238,370	$189,388	$48,982	26%
The increase in net revenue during the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, was primarily driven by an increase in service fees and payment processing fees attributed to growth in our paid ticket volume, and related pricing increases implemented since January 2023 to reflect enhanced product features.
Additionally, there was a $1.7 million and $3.8 million increase in revenue from advertising services during the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022. Revenue also increased due to the launch of organizer fees in June 2023, with further expansion to existing Eventbrite creators continuing throughout the three months ended September 30, 2023.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands except percentages)
Cost of net revenue	$25,867	$23,450	$2,417	10%	$76,865	$66,465	$10,400	16%
Percentage of total net revenue	32%	35%			32%	35%
Gross margin	68%	65%			68%	65%
The increase in cost of net revenue during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, was primarily due to an increase in payment processing costs associated with the increase in ticket sales volume.
Additionally, during the nine months ended September 30, 2023 we incurred $1.7 million in restructuring related costs. This consisted of $1.3 million in severance and other employee termination benefits and $0.4 million in lease abandonment and related costs. For information on the costs associated with the restructuring, see Note 2. "Restructuring" in the notes to the unaudited condensed consolidated financial statements.
Our gross margin improved during the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, primarily due to better fixed cost absorption as ticket volume and revenue increased.
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
Product development
Product development expenses consist primarily of employee-related costs including salaries, bonuses, benefits, and stock-based compensation, and third-party infrastructure expenses incurred in developing our platform including software subscription costs. Generally, we expect our product development expenses to increase in absolute dollars as we focus on enhancing and expanding the capabilities of our platform. Our product development expenses decreased year-over-year as a percentage of net revenue. We expect our revenue to grow at a faster pace compared to product development expenses as we continue to expand our development staff in lower cost markets.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands except percentages)
Product development	$23,041	$22,249	$792	4%	$73,091	$63,308	$9,783	15%
Percentage of total net revenue	28%	33%			31%	33%
The increase in product development expenses during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was primarily driven by employee compensation related expenses including stock-based compensation.
The increase in product development expenses during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily driven by restructuring related costs of $6.7 million, consisting of $5.4 million in severance and other employee termination benefits and $1.3 million in lease abandonment costs. For information on the costs associated with the restructuring, see Note 2. "Restructuring" in the notes to the unaudited condensed consolidated financial statements. Additionally, there was an increase in employee compensation related expenses, including stock-based compensation.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands except percentages)
Sales, marketing and support	$21,063	$14,455	$6,608	46%	$53,802	$41,866	$11,936	29%
Percentage of total net revenue	26%	21%			23%	22%
The increase in sales, marketing and support expenses during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was primarily driven by a $4.6 million increase in marketing spend associated with our consumer marketing campaigns, search engine marketing, and advertising. Additionally, there was a $1.1 million increase in employee compensation related expenses, including stock-based compensation, due to headcount growth.
The increase in sales, marketing and support expenses during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily driven by a $7.0 million increase in marketing spend associated with our consumer marketing campaigns, search engine marketing, and advertising. Additionally, there was a $2.4 million in restructuring related costs, consisting of $1.4 million in severance and other employee termination benefits and $1.0 million in lease abandonment and related costs. For information on the costs associated with the restructuring, see Note 2. "Restructuring" in the notes to the unaudited condensed consolidated financial statements. Additionally, there was an increase in employee compensation related expenses, including stock-based compensation. This was offset by a release to our chargebacks and refunds reserve of $3.0 million for the nine months ended September 30, 2023 due to the continued resolution of our advanced payout exposure.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands except percentages)
General and administrative	$23,137	$20,596	$2,541	12%	$66,681	$58,908	$7,773	13%
Percentage of total net revenue	28%	31%			28%	31%
The increase in general and administrative expenses during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was primarily driven by a $1.7 million increase in employee compensation related expenses, including stock-based compensation.

The increase in general and administrative expenses during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily driven by restructuring related costs of $4.3 million, consisting of $2.8 million in severance and other employee termination benefits and $1.5 million in lease abandonment and related costs. For information on the costs associated with the restructuring, see Note 2. "Restructuring" in the notes to the unaudited condensed consolidated financial statements.
Additional increases were driven primarily by a $2.4 million increase in employee compensation related expenses, including stock-based compensation, and a $1.4 million increase in taxes associated with business growth.
Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents, marketable securities and amounts held on behalf of customers.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands except percentages)
Interest income	$7,569	$1,950	$5,619	288%	$19,948	$2,407	$17,541	729%
Percentage of total net revenue	9%	3%			8%	1%
The increase of $5.6 million and $17.5 million during the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, was primarily due to due to higher cash and investment balances and higher interest rates.
Interest Expense
In March 2021, we issued the 2026 Notes, which consisted of $212.75 million aggregate principal amount of 0.750% convertible senior notes due 2026. In June 2020, we issued the 2025 Notes, which consisted of $150.0 million aggregate principal amount of 5.000% convertible senior notes due 2025.
Interest expense consists primarily of cash interest expense, amortization of debt discount, and issuance costs on our 2025 Notes and 2026 Notes.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands except percentages)
Interest expense	$2,821	$2,826	$(5)	—%	$8,359	$8,461	$(102)	(1)%
Percentage of total net revenue	3%	4%			4%	4%
Interest expense remained relatively consistent for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign exchange rate remeasurement gains and losses recorded from consolidating our subsidiaries each period-end. The primary driver of our other income (expense), net is fluctuation in the value of the U.S. dollar against the local currencies of our foreign subsidiaries.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands except percentages)
Other income (expense), net	$(2,357)	$(7,050)	$(4,693)	(67)%	$(3,230)	$(12,225)	$(8,995)	(74)%
Percentage of total net revenue	(3)%	(10)%			(1)%	(6)%

The decrease in other expense during the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, was driven by foreign currency rate measurement fluctuations. We recognized lower foreign currency rate measurement losses during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands except percentages)
Income tax provision (benefit)	$762	$(80)	$842	*	$1,832	$(41)	$1,873	*
Percentage of total net revenue	1%	—%			1%	—%
* Not meaningful
The increase in provision for income taxes for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, was primarily attributable to our year over year business growth and changes in taxable earnings mix.
Liquidity and Capital Resources
As of September 30, 2023, we had cash and cash equivalents of $567.6 million, short-term investments of $152.4 million and funds receivable of $32.8 million. Our cash and cash equivalents include bank deposits, U.S. Treasury bills, and money market funds held by financial institutions. Our short-term investment portfolio, which consists of U.S. Treasury bills, is designed to preserve principal and provide liquidity. Our funds receivable represents cash-in-transit from credit card processors that is received to our bank accounts within five business days of the underlying ticket transaction. As of September 30, 2023, approximately 20% of our cash was held outside of the United States. We do not expect to incur significant taxes related to these amounts. The cash was held primarily to fund our foreign operations and on behalf of, and to be remitted to, creators. Collectively, our cash and cash equivalents balances represent a mix of cash that belongs to us and cash that is due to creators.
The amounts due to creators, which were $373.8 million as of September 30, 2023, are captioned on our condensed consolidated balance sheets as accounts payable, creators. These ticketing proceeds are legally unrestricted, and beginning in the fourth quarter of 2022 we invested a portion of creator cash in U.S. Treasury bills. For qualified creators, we pass ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, we refer to these payments as advance payouts. When we provide advance payouts, we assume risk that the event may be canceled, fraudulent or materially not as described, resulting in significant chargebacks and refund requests. The terms of our standard merchant agreement obligate creators to repay us for ticket sales advanced under such circumstances. If the creator is insolvent, has spent the proceeds of the ticket sales for event-related costs, has canceled the event, or has engaged in fraudulent activity, we may not be able to recover our advance payout losses from these events. Such unrecoverable amounts could equal up to the value of the ticket sales or amounts settled to the creator prior to the event that has been postponed or canceled or is otherwise disputed. We record estimates for losses related to chargebacks and refunds based on various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, macroeconomic conditions, and actual chargeback and refund activity trends. Due to the nature of macroeconomic events, including but not limited to shifts in consumer behavior, inflation, increased labor costs, and rising interest rates, there is a high degree of uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our recorded reserves in the future to reflect our best estimates of future outcomes, and we may pay in cash a portion of, all of, or a greater amount than the $10.0 million provision recorded as of September 30, 2023.

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
Cash Flows
Our cash flow activities were as follows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$101,800	$72,467
Investing activities	(68,516)	(4,684)
Financing activities	(3,990)	(1,585)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(925)	(25,196)
Net increase in cash, cash equivalents and restricted cash	$28,369	$41,002

Comparison of Nine Months Ended September 30, 2023 and 2022
Cash Flows from Operating Activities
The net cash provided by operating activities of $101.8 million for the nine months ended September 30, 2023 was primarily due to our net loss of $25.5 million, adjusted for non-cash charges of $62.2 million primarily driven by stock-based compensation expense and changes in our operating assets and liabilities that provided $65.1 million in cash, primarily driven by timing of funds receivable.
The net cash provided by operating activities of $72.5 million for the nine months ended September 30, 2022, was primarily due to our net loss of $59.4 million, adjusted for non-cash charges of $78.9 million primarily driven by stock-based compensation expense and changes to our operating assets and liabilities that provided $53.0 million in cash, primarily driven by timing of accounts payable to creators.
Cash Flows from Investing Activities
Net cash used in investing activities of $68.5 million for the nine months ended September 30, 2023 primarily consisted of $273.7 million in purchases of short-term investments, offset by a $211.0 million increase in maturity of short-term investments.
Net cash used in investing activities of $4.7 million for the nine months ended September 30, 2022 primarily consisted of $2.3 million in capitalized software development costs and a $1.1 million holdback consideration associated with the ToneDen acquisition.
Cash Flows from Financing Activities
Net cash used in financing activities of $4.0 million during the nine months ended September 30, 2023 was primarily due to $5.5 million in taxes paid related to net share settlement of equity awards, offset by $0.9 million in proceeds from the exercise of stock options and $0.6 million in proceeds from issuance of Class A common stock under our Employee Stock Purchase Plan.
Net cash used in financing activities of $1.6 million during the nine months ended September 30, 2022 was primarily due to $5.3 million in taxes paid related to net share settlement of equity awards, offset by $3.0 million in proceeds from the exercise of stock options.

Effect of exchange rate changes on cash, cash equivalents and restricted cash
The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our consolidated statements of cash flows relates to certain of our assets, primarily cash balances held on behalf of creators that are denominated in currencies other than the functional currency. These cash assets held for creators are directly offset by a corresponding liability to creators. During the nine months ended September 30, 2023 and September 30, 2022 we recorded a $0.9 million and $25.2 million decrease in cash, cash equivalents, and restricted cash, respectively, primarily due to the strengthening of the U.S. dollar. The impact of the effect of exchange rate changes are primarily attributed to creator cash balances, which can serve as a natural hedge for the effect of exchange rates on accounts payable, creators presented within operating activities.
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
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements and did not have any such arrangements as of September 30, 2023.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We are exposed to market risk for changes in interest rates related primarily to balances of our financial instruments including cash and cash equivalents and short-term investments. As of September 30, 2023, we had cash and cash equivalents of $567.6 million and short-term investments of $152.4 million, which consisted primarily of money market funds and U.S. Treasury bills. The primary objective of our investment approach is to preserve capital principal and provide liquidity. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. A 10% change in the level of market interest rates would not have a material effect on our business, financial conditions or results of operations. In addition, our 2025 Notes and 2026 Notes (collectively referred to as "Notes") are subject to fixed annual interest charges. These Notes therefore are not exposed to financial or economic risk associated with changes in interest rates. However, the fair value of these Notes may fluctuate when interest rates change or can be affected when the market price of our Class A common stock fluctuates. We carry the convertible senior notes at face value less unamortized issuance cost on our balance sheet, and we present the fair value for required disclosure purposes only.
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
Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information required for disclosure in reports filed or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to Company management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Remediation of Previously Reported Material Weakness
As disclosed in our Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2022, we previously identified a material weakness in our internal control over financial reporting, related to the lack of an effectively designed control activity over the presentation of unrealized foreign currency transaction gains and losses and effects of exchange rate changes on cash, cash equivalents and restricted cash within the consolidated statements of cash flows. The material weakness resulted in a restatement of the Company’s previously filed consolidated financial statements as of and for each of the quarterly periods ended June 30, 2022 and September 30, 2022 and a revision to the consolidated financial statements as of and for the year ended December 31, 2021, including the quarterly periods therein, as of and for the year ended December 31, 2020 and for the quarterly period ended March 31, 2022. The error had no effect on the consolidated statements of operations or consolidated balance sheet in the aforementioned periods.
Due to the actions taken by the Company to enhance existing controls and procedures, management has concluded that this material weakness has been remediated as of September 30, 2023. The remediation steps to address the material weakness and to improve our internal control over financial reporting included enhanced review procedures of our consolidated statements of cash flows to ensure changes in our business, including foreign currency gains and losses due to increased volatility in foreign exchange rates, are appropriately presented in the statement of cash flows. We concluded that the enhanced control and procedures implemented directly address the risk of misstatement due to changes in our business environment.
Changes in Internal Control Over Financial Reporting
Other than the remediation actions described above, there have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Upfront payments are common practice in certain segments of the ticketing industry and are typically made to a creator upon entering into or renewing a multi-year exclusive ticketing or services contract with us, or upon meeting annual contractual requirements. A creator who has received a non-recoupable payment keeps the entire upfront payment, so long as the creator complies with the terms of the creator’s contract with us, including but not limited to performance of an event and achievement of certain ticket sale minimums. For recoupable advances we are entitled to recoup the entire advance by withholding all or a portion of the ticket sales sold by the creator to whom the advance was previously paid until we have fully recouped the advance. A creator is generally obligated to repay all or a portion of the upfront payment to us if such creator does not comply with the terms of the contract or perform an event, although there is no guarantee that we will be able to collect such repayment. When we provide advance payouts, we assume risk that the event may be canceled, fraudulent or materially not as described, resulting in significant chargebacks and refund requests. If the creator is insolvent, has spent the proceeds of the ticket sales for event-related costs, has canceled the event, or has engaged in fraudulent activity, we may not be able to recover our losses from these events.

We are continuing to evaluate our practices on upfront payments, and have started making upfront payments available to qualifying creators who accept our standard or negotiated terms and conditions. We believe that upfront payments are an important financing option for creators, and that failure to make upfront payments available to all creators may put us at a competitive disadvantage to ticketing solutions that offer cash incentives more broadly to newly acquired or renewing creators.
Creator signing fees, net, including noncurrent balances, were $2.3 million and $2.2 million as of September 30, 2023 and September 30, 2022, respectively, and, as of September 30, 2023, these payments were being amortized over a weighted-average remaining life of 2.3 years on a straight-line basis.
Creator advances, net, including noncurrent balances, were $1.7 million and $0.8 million as of September 30, 2023 and September 30, 2022, respectively. We pay these advances based on the expectations of future ticket sales on our platform by such creators. We make the decision to make these payments based on our assessment of the past success of the creator, past event data, future events the creator is producing and other financial information. However, event performance may vary greatly from year-to-year and from event to event. If our assumptions and expectations with respect to event performance prove wrong or if a counterparty defaults or an event is not successful or is canceled, our return on these advances will not be realized and our business, results of operations and financial condition could be harmed.
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
We are subject to risks related to our environmental, social and governance activities and disclosures.
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

Additionally, there can be no assurance that our current programs, reporting frameworks, or principles will be in compliance with any new environmental and social laws and regulations that may be promulgated in the United States and elsewhere, and the costs of changing any of our current practices to comply with any new legal and regulatory requirements in the United States and elsewhere may be substantial. Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers. For example, California has recently passed a number of bills that may require us to report on certain information related to carbon neutrality claims and use of carbon removal credits and carbon avoidance credits, our direct and indirect greenhouse gas emissions and climate-related financial risks. These and other changes in stakeholder expectations may also lead to increased costs and scrutiny that could heighten all of the risks identified in this risk factor.
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
We have used performance marketing products offered by search engines and social media platforms to distribute paid advertisements that drive traffic to our platform. However, much of our traffic comes through direct or unpaid channels, which include brand marketing and search engine optimization (SEO). Prominently displaying listings in response to key search terms is a critical factor for attracting creators and consumers to our platform. The success of live events and our brand presence have led to increased costs for relevant keywords, including our brand name, due to competitive bidding. We plan to prioritize product-led growth and brand marketing to attract more consumers organically. However, we may not be successful at our efforts to drive cost-effective traffic growth. If we are not able to effectively increase our traffic growth without increases in spend on performance marketing, we may need to increase our performance marketing spend in the future, including in response to increased spend on performance marketing from our competitors, and our business, results of operations, and financial condition could be materially adversely affected.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
There were no sales of unregistered equity securities during the three months ended September 30, 2023.
Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities during the three months ended September 30, 2023.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
Director and Officer 10b5-1 Trading Plans (10b5-1 Plans)
The following table describes the written trading arrangements under Rule 10b5-1 that were adopted, terminated or modified by our directors or officers during the three months ended September 30, 2023. These plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)(1).

Name and Title	Action	Date of Action	Expiration Date of the 10b5-1 Plan	Maximum Aggregate Number of Securities to be Sold under the 10b5-1 Plan
Vivek Sagi Chief Technology Officer	Adoption	August 10, 2023	August 9, 2024	232,644 [1]
Charles C Baker Chief Financial Officer	Adoption	September 15, 2023	December 31, 2024	100,000

1 Represents shares subject to outstanding equity awards held by Mr. Sagi. The actual number of shares that may be sold under the 10b5-1 Plan will be net of the number of shares withheld to satisfy tax withholding obligations arising from the settlement of such awards and is not yet determinable.
There were no "non-Rule 10b5-1 trading arrangements," as defined in item 408(c) of Regulation S-K, adopted, terminated or modified by our directors or officers during the three months ended September 30, 2023.

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

Eventbrite, Inc.

November 1, 2023	By:	/s/ Julia Hartz
Julia Hartz
Chief Executive Officer
(Principal Executive Officer)

November 1, 2023	By:	/s/ Charles Baker
Charles Baker
Chief Financial Officer
(Principal Financial Officer)

November 1, 2023	By:	/s/ Xiaojing Fan
Xiaojing Fan
Chief Accounting Officer
(Principal Accounting Officer)