Form 10-K
period 2023-12-31
Eventbrite, Inc.
filed 2024-02-27
CIK 1475115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K
____________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

95 Third Street, 2nd Floor San Francisco, CA 94103 (415) 692-7779 (Address, including zip code and telephone number, including area code, of Registrant’s principal executive offices)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the New York Stock Exchange on such date was approximately $754.3 million.
As of February 20, 2024, 86,206,862 shares of the registrant's Class A common stock and 15,661,433 shares of the registrant's Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Parts II and III of this report incorporate information by reference from the definitive Proxy Statement to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2023.

EVENTBRITE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "appears," "shall," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements related to geopolitical and macroeconomic events, including their impact on us, our operations, or our future financial or operational results; our convertible senior notes, including the intended use of the net proceeds; our future financial performance, including our revenue, costs of revenue and operating expenses; our anticipated growth and growth strategies and our ability to effectively manage that growth; our ability to achieve and grow profitability; changes in our business model; our corporate strategy and expectations with respect to our restructuring plan; our advance payout program; the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs; our predictions about industry and market trends; our ability to attract and retain creators and drive consumer demand; our ability to successfully operate internationally; our ability to attract and retain employees; our ability to comply with modified or new laws and regulations applying to our business; and our ability to successfully defend litigation brought against us and the potential effect of any current litigation on our business, financial condition, results of operations or liquidity.
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

SELECTED RISKS AFFECTING OUR BUSINESS
Investing in our common stock involves numerous risks, including the risks described in “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects. These risks include, among others, the following:
•We have a limited operating history in an evolving industry which makes it difficult to evaluate our current business, future prospects, and increases the risk of your investment.
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
•Our success depends on our ability to attract and retain creators, consumers and a catalog of highly popular events in regions where we operate.
•We pay recoupable advances, non-recoupable payments and/or advance payouts to certain creators If these arrangements are insufficient to attract highly popular events, do not perform as we expect or the scheduled events are fraudulent, cancelled, postponed or unsuccessful, our business, financial condition and results of operations may be harmed.
•Our marketing efforts to help grow our business may not be effective.
•Enforcement of our community guidelines may negatively impact our brand, reputation and/or our financial performance.
•Our platform might be used for illegal or improper purposes, all of which could expose us to additional liability and harm our business.
•The pricing and composition of our pricing packages may affect our ability to attract or retain creators.
•We generate a portion of our revenue from advertising. The loss of creator marketers, or reduction in spending by creator marketers, could result in a potential loss of consumers and adversely impact our business.
•Our global workforce works primarily remotely, which may impact our corporate culture and result in operational challenges or tax implications that may harm our business, financial condition and results of operations.
•Our software is highly complex, and we have in the past, and may in the future, discover previously undetected errors, failures, bugs or other vulnerabilities.
•Any significant system interruption or delays could damage our reputation, result in a potential loss of creators and consumers and adversely impact our business.
•If we do not continue to maintain and improve our platform or develop successful new solutions and enhancements or improve existing ones, our business will suffer.
•Some creators rely on our third-party distribution partners, such as Meta and Bandsintown, to connect with and attract attendees and we depend on this network of distribution partners to reach consumers.
•We rely on Internet search engines to drive traffic to our platform. Changes in Internet search engine algorithms and dynamics, our search engine visibility and rankings, search engine disintermediation, changes in marketplace rules or changes in privacy and consumer data access could have a negative impact on traffic for our sites or functionality of our product and ultimately, our business, financial condition and results of operations.
•Actual or perceived failures to comply with applicable laws, regulations, standards and other requirements regarding data privacy, security and the processing of personal data could adversely affect our business, financial condition and results of operations.
•If we or our third-party providers fail to protect information, including personal data or sensitive information about creators, consumers or employees and/or information technology systems and operations against software or hardware vulnerabilities, service interruptions, data loss, ransomware, attacks or other cybersecurity incidents, we could experience a loss of creators or consumers, exposure to liability, or an adverse impact on our reputation, brand, business, financial condition or results of operations.
•We are incorporating generative artificial intelligence, or AI, into some of our products. This technology is new and developing and may present operational and reputational risks.
•We rely on the experience and expertise of our senior management team, key technical employees and other highly skilled personnel and the failure to retain, motivate or integrate any of these individuals could have an adverse effect on our business, financial condition and results of operations.
•Our payments system depends on third-party providers and is subject to risks that may harm our business.
•We face potential liability, expenses for legal claims and harm to our business based on the nature of the events business.
•We operate in a competitive landscape that is highly fragmented and compete with a variety of competitors to secure new and retain existing consumers and creators. If we cannot successfully compete with existing or potential competitors, our business, financial condition and results of operations will be harmed.
•We outsource a portion of our business operations, including our customer support functions, to third-party providers outside the United States. Outsourcing these functions has significant risks, and our failure to manage these risks successfully could materially adversely affect our business, financial condition and results of operations.
•If we do not manage the risks of operating internationally effectively, our business, financial condition and results of operations could be harmed.
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
•We identified a material weakness in our internal control over financial reporting and, as a result, determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2022, which resulted in the restatement of our previously issued unaudited condensed consolidated financial statements. Although we have remediated the material weakness, failure to establish and maintain effective internal control over financial reporting and disclosure controls and procedures in future periods could have a material adverse effect on our financial statements.
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

PART I
Item 1. Business
Overview
Eventbrite’s mission is to bring the world together through live experiences. Since inception, we have been at the center of the experience economy, helping transform the way people discover and organize events. Our two-sided marketplace connects millions of creators and consumers every month to share their passions, artistry, and causes through live experiences. Creators use our highly-scalable self-service ticketing and marketing tools to plan, promote, and sell tickets to their events and event seekers use our website and mobile application to discover and purchase tickets to experiences they love.
In 2023, Eventbrite creators hosted over 5 million free and paid events, issuing over 300 million tickets on our global marketplace which resulted in over $3.5 billion dollars in gross ticket sales for the year. As more creators and consumers view Eventbrite as a trusted marketplace for live events, the Company believes it can drive more ticket sales and enhance its market position.
Our Strategy
As a global live events marketplace, we seek to provide consumers with a breadth of relevant, local live events and to enable creators to host successful events that draw upon access to Eventbrite’s consumers worldwide. Our strategy to build an indispensable marketplace for live events is centered around our key strengths:
Strengthening our trusted brand: We will continue to focus on being a valued and trustworthy two-sided marketplace for creators and consumers. We believe that brand trust in our market arises from providing access to relevant and highly popular live experiences, creating a ticket purchasing experience that is regarded as efficient and safe, and engaging with creators and consumers in manners that inspire continued affiliation with Eventbrite. We seek to inspire trust along the consumer journey by providing personalized event recommendations, enhancements to customer support, and protection from fraudulent events. We will continue to inspire trust along the creator journey by providing a premier product experience, driving demand to their events, and offering reliable and timely payout options. We will also continue to amplify the voices and advance the interests of event creators and consumers with policymakers.
Delivering superior search and discovery: We are focused on delivering a superior live events search and discovery experience for consumers that provides the right events at the right time, inspiring further sales and consumer satisfaction. We seek to understand our consumers’ live event desires and preferences, in aggregate and on a personal level, in order to anticipate and inspire their future live event experiences. We plan to use a combination of artificial intelligence, machine learning, and human curation to further personalize the search experience and enable consumers to more easily browse, filter, and discover events that are relevant to their interests.
Expanding geographic reach and breadth of events catalog: We intend to attract new consumers and creators to the Eventbrite marketplace, while also engaging our existing community in new ways. We seek to provide relevant and appealing experiences for our consumers by leaning into localized and relevant event discovery. We also plan to invest in the growth of highly-popular event offerings, events hosted in highly populated metropolitan areas, as well as expanding our events catalog to new cities and countries.
Our Marketplace
We leverage technology and the Eventbrite brand to engage audiences and connect them in ways that help maximize business opportunities for event creators and satisfy consumer demands.
Consumer Experiences
We aspire to be the trusted choice for event discovery by helping consumers find new experiences and connect them with others who share their passions. When consumers come to Eventbrite, we are committed to delivering an engaging experience that feels personalized to their interests and location. We believe that initiatives such as improving our machine learning-based personalization models, enabling consumer vitality, and refreshing the mobile application experience, including increased express payment options, will continue to position Eventbrite as the leading consumer destination for live events.
In 2023, we strengthened our consumer presence and elevated the appeal of our marketplace for consumers seeking niche live events and experiences. We invested to create a richer browsing experience by introducing videos, enhanced imagery, and updated design for event listings that make events more attractive to the highest-intent consumers. We debuted multiple search and discovery channels that better match consumer preferences, such as curated lists of top events by metro areas, which we believe influence purchase behavior and increase favorable perception of our brand. We also repositioned our consumer brand through new collaborations with leading content partners and with social media influencers on Instagram and TikTok.
Creator Experiences
Event creators are an integral part of the Eventbrite community, and we built our platform to provide a seamless event creation process, for both creators new to hosting events and for frequent creators with years of experience. We offer a self-service approach that drives our business model and go-to-market strategy and we efficiently serve a large and broad creator base with minimal training, support, or professional services. As a meaningful source of audience growth for many creators, we believe that further enhancing the consumer appeal and scale of our marketplace will help us drive more demand and ticket sales on behalf of creators.
In 2023, we invested in tools that deliver on our commitment to improve reliability and usability for creators. With the launch of our new pricing and packaging plans beginning in June 2023, we expanded creators’ access to a comprehensive suite of event marketing tools which, in addition to Eventbrite Ads, helps creators drive audience growth. We enable creators to market events on third-party social media websites through our ad generation tools, and on Eventbrite-owned platforms via Eventbrite Ads. We also continue to deploy generative artificial intelligence across our creator products with features such as auto-completion during event creation, content generation for social media advertisements, and copywriting for email marketing campaigns. These products and investments are expected to strengthen the ease of use, marketing performance and overall demand generation value proposition of our marketplace.
Our Technology
Our marketplace operates on a global scale and our technology platform is designed to perform consistently, securely, efficiently and reliably at high volume. Our platform must support transaction quantities associated with high-demand events and peak ‘on-sale’ transaction volumes, handling millions of events each year. To strengthen our platform infrastructure, we continue to shift from a monolithic architecture to a more scalable one based on microservices. We believe the microservices infrastructure we are delivering will improve our innovation velocity and our platform's overall scalability and availability. As we continue to evolve our platform technology, we are focused on investments in machine-learning approaches to search and discovery, fraud protection and generative AI to reduce creator effort in the event creation process.
Human Capital
Eventbrite is committed to bringing the world together through live experiences, and we think about working at Eventbrite as the ultimate live experience. We seek to create a special culture in which our employees, whom we refer to as Britelings, are motivated by helping people get together to explore their interests and pursue new passions. To fulfill our mission to become the leading live events marketplace, it is important that we attract, engage and retain talented employees. We strive to offer competitive compensation and a benefits program tailored to our employees' needs across our global locations. We also work to foster a diverse workforce and inclusive culture.
As of December 31, 2023, we had a total of 866 full-time employees, of which 433 were in the United States and 433 were outside the United States.
Compensation and Benefits Program
Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to drive our business objectives, help achieve our strategic goals and create long-term value for our stockholders. We provide employees with compensation packages that include base salary, cash bonuses, and long-term incentives in the form of stock. We believe that a competitive compensation program with both short-term and long-term award opportunities, tied to the achievement of meaningful performance metrics, allows us to align employees with our stockholders' interests. In addition to our compensation programs, we focus on promoting the total wellness of our people through resources, services and programs that support the physical, mental, and financial health of our Britelings and their families. We offer a wide range of benefits, such as comprehensive health insurance, access to certified coaches and therapists, paid time off, paid parental leave, retirement plans and other support. We further support Britelings' wellness through our BriteBreak program, which was established in 2020 to increase productivity, mitigate burnout, and drive increased engagement and retention with designated global time off one day per month. With the change from a primarily in-office to a primarily remote workforce, we have enhanced our benefit offerings to include home office stipends and have built more virtual, rather than in-office, engagement programs. We aim to create a highly coordinated working culture, and as such, will continue to promote ways to keep employees highly engaged and connected, as well as curating employee collaboration sessions either in the office or at off-site locations.

Diversity, Equity and Inclusion
We believe progress as a society and as a company comes from proactively fostering diversity, equity and inclusion with tangible, evidence-based practices that we believe are key to attracting and retaining top talent. We are committed to hiring and retaining a diverse team through initiatives that ensure we consider a diverse slate of candidates for all mid-level and higher positions. We are committed to creating an inclusive and equitable environment where all of our employees can do their best work. We are committed to fair pay practices and conduct audits to ensure pay equality, as well as practice pay transparency both internally and externally.
We are also focused on supporting Britelings across the full employee lifecycle and have implemented programs and practices designed to promote inclusion and diversity, employee engagement, and employee wellness. For example, to foster an increased sense of inclusion at Eventbrite, we are committed to hosting ongoing workshops, conversations, exercises and training to explore how we can create change in our roles to foster more diversity, equity, and inclusion. We also support employee “BriteBelonging” groups, an important component of our culture, which help to build an inclusive culture through company events and education, networking and mentorship opportunities, participation in our recruitment efforts, and input into our hiring strategies. Further, we are using our platform and marketing channels to celebrate the diversity of our event creators and their communities. To strengthen the communities we work and live in, we advocated for national policies that promote diversity, equity, inclusion, and civic engagement.
Competition
The landscape of event marketplace and planning solutions is highly fragmented and is impacted by shifting needs, advancing technology, and consumer trends. We operate in a competitive landscape that provides consumers and creators with many channels to promote or engage with live experiences.
Competition for Consumers
We believe that our competitors for consumers fall into three broad groups: (1) social media platforms with large influencer presences that cater to audiences based on recent patterns and algorithms; (2) localized search platforms that pinpoint specific types of events in target geographical regions such as Tripadvisor, Viator and Airbnb Experiences; and (3) personal blogs and articles for activity recommendations that can be discovered via search engines such as Google or through community-interest engines such as Reddit.
Some competitors, such as Google or TikTok, are also partners we rely on for consumer reach. We leverage these commercial relationships to proactively increase our position within strategic categories and high-population metropolitan areas. We intend to differentiate through our events catalog, a highly relevant and personalized consumer product experience, and personalized event recommendations based on knowledge of event-specific browse and purchase behavior.
Competition for Creators
We believe that our competitors for creators fall into three broad groups: (1) creator-developed ad hoc systems; (2) event marketplaces with planning solutions, which are typically dedicated to a particular category of events in a limited number of geographies; and (3) ticketing providers, who are usually far smaller in consumer scale and have more limited technology and feature functionality.
With respect to each of these competitor types, we seek to differentiate ourselves by being an event marketplace first and foremost, and by leveraging the scale of our event discovery platform to more effectively connect creators with consumer demand to help sell more tickets and fuel the success of their businesses.
Intellectual Property
Our ability to protect our intellectual property, including our technology, is an important factor in the success of our business. We rely on intellectual property laws, including trademarks, domain names, copyrights, trade secrets and patents laws, in the United States (U.S.) and abroad. We also use contractual provisions and restrictions governing access to our proprietary technology, including the use of confidentiality agreements and assignment of inventions agreements with employees, independent contractors, consultants, and companies with which we conduct business. Despite our efforts to protect our intellectual property, unauthorized parties may still copy or otherwise obtain and use our technology. See Part I, Item 1A, Risk Factors - “If we fail to adequately protect our intellectual property rights, our competitive position could be impaired and we may lose valuable assets, generate reduced revenue and incur costly litigation to protect our rights.”

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
Information about Geographic Revenue
Information about geographic revenue is set forth in Note 14 of our Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Corporate Information
Eventbrite, Inc. was incorporated in Delaware in March 2008. Our corporate headquarters are located at 95 Third Street, 2nd Floor, San Francisco, California 94103. Our website address is www.eventbrite.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K.
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

Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition and results of operations could be harmed. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Industry
We have a limited operating history in an evolving industry which makes it difficult to evaluate our current business, future prospects, and increases the risk of your investment.
We launched operations in 2006. Our evolving industry makes it difficult to effectively assess or forecast our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter. These risks and difficulties include our ability to cost-effectively retain existing and attract new creators and consumers, drive consumer demand and acquire a catalog of highly popular events, maintain the quality of our technology infrastructure that can efficiently and reliably handle ticket sales and event management services globally and the deployment of new features and solutions and successfully compete with other companies that are currently in, or may enter, the ticketing and event solution space. Additional risks include our ability to effectively manage growth, responsibly use the data that creators and consumers share with us, process, store, protect and use personal data in compliance with governmental regulation, contractual obligations and other legal obligations related to privacy and security and avoid interruptions or disruptions in our service or slower than expected load times for our platform. Other risks posed by our limited operating history include the ability to hire, integrate and retain world class talent at all levels of our company, continue to expand our business in markets outside the United States, and defend ourselves against litigation, regulatory, intellectual property, privacy or other claims. If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above, our business, financial condition and our results of operations will be harmed.
We have a history of losses and we may not be able to generate sufficient revenue to achieve and maintain profitability.
We incurred net losses of $26.5 million and $55.4 million in the years ended December 31, 2023 and 2022, respectively, and as of December 31, 2023, we had an accumulated deficit of $815.4 million. Our net revenue was $326.1 million and $260.9 million for the years ended December 31, 2023 and 2022, respectively. We also expect our operating expenses to increase in future periods, and if our revenue does not increase to more than offset these anticipated increases in our operating expenses, we may not be able to achieve or maintain profitability and our business, financial condition and results of operations will be adversely affected.
You should not rely on any revenue growth of any prior quarterly or annual period as an indication of our future performance. If we are unable to maintain revenue growth and manage our expenses effectively, we will not be able to achieve and maintain profitability.
Factors adversely affecting the live event market could impact our results of operations.
Eventbrite brings together event creators and consumers through live experiences. Through our highly-scalable self-service platform, we enable event creators to plan, promote and sell tickets to their events while helping connect their events to interested audiences. Through our mobile application, website and other consumer-facing interactions, we enable consumers to find experiences they love while serving as a demand generating engine for event creators. Our business is directly affected by the success of the events in our marketplace and our ability to attract and retain event creators, consumers and a catalog of highly popular events. Our revenue is impacted by the number and mix of events in our marketplace and the quantity and price of tickets sold to the events produced by creators and promoted in our marketplace and through distribution partners. As a global live events marketplace, our business is also subject to risks associated with the live event market in each of the countries in which we operate. Adverse trends in one or more event industries or markets could adversely affect our business. A decline in event attendance, particularly at paid events, or a reduction in the number of events listed in our marketplace may have an adverse effect on our business, financial condition and results of operations.
Our business depends on discretionary consumer spending. During periods of economic slowdown and recession, as well as other periods of economic instability or uncertainty, consumers may have less disposable income and/or reduce their discretionary spending. Global and regional macroeconomic developments, such as increased unemployment, volatility in financial and capital markets, increased interest rates, reduced access to credit and decreased liquidity, political uncertainty and armed conflicts, could negatively affect consumer and corporate spending.

In addition, the occurrence and threat of events impacting the ability to conduct live gatherings, such as public health concerns, epidemics and pandemics, wars, terrorist attacks, mass-casualty incidents or natural disasters, or loss or restriction of individuals’ rights to assemble, may deter creators from producing large events and substantially decrease or halt attendance at live events. Terrorism and security incidents, military actions in foreign locations and periodic elevated terrorism alerts have led to numerous challenging operating factors at live events, including additional logistics for event safety and increased costs of security. These challenges may impact the creator and consumer experience and lead to fewer events by creators and as a result, may harm our business, financial condition and results of operations.
Furthermore, climate change is expected to continue to cause adverse weather conditions, increased weather variability and natural disasters to become more frequent and less predictable. Adverse weather and climate conditions could impact the number, size and success of events and disrupt our operations in any of our offices or the operations of creators, third-party providers, vendors or partners. If fewer events are held because of adverse weather and climate conditions, our business, financial condition and results of operations may be harmed. If an event is cancelled or rescheduled due to weather, consumers may expect and may be entitled to a refund, which may further harm our results of operations and those of creators.
Any adverse condition, including those described above, that could lead to unsatisfied consumers and require refunds or chargebacks or increase complexity and costs for creators and us, would harm our business, financial condition and results of operations.
Our results vary from quarter-to-quarter and year-to-year. Our results of operations in certain financial quarters or years may not be indicative of, or comparable to, our results of operations in subsequent financial quarters or years.
Our quarterly and annual results of operations have fluctuated significantly due to a variety of factors, many of which are outside of our control and difficult to predict, and are impacted by gross ticket sales levels, revenue mix, ticket fee pricing and paid ticket volume. We expect our future quarterly and annual operating results to fluctuate as we focus on driving consumer demand and acquiring a catalog of highly popular events on our platform. We may need to make business decisions that could adversely affect our operating results, such as modifications to our pricing strategy, business structure or operations. As a result, it is difficult for us to forecast the level or source of our revenue accurately.
In addition, the seasonality of our business could create cash flow management risks if we do not adequately anticipate and plan for periods of decreased activity, which could harm our business, financial condition and results of operations.
From time to time, we release earnings guidance in our earnings conference calls, earnings releases, or otherwise, regarding our expected future performance that represents our management’s estimates as of the date of the release. Such guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock. Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Risk Factors section in this report could result in the actual operating results being different from our guidance, and the differences may be adverse and material.
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
Our corporate strategy may not be successful.
Our corporate strategy is to provide consumers with a breadth of relevant, local live events and to enable creators to host successful events that draw upon access to Eventbrite’s consumers worldwide. Between 2020 and 2023, we focused our strategy on attracting new creators and retaining existing creators who were able to use our platform with limited live training, support or professional services. As part of this effort, we reduced the size of our sales, customer success and field operations teams. As we shift our strategy to become the indispensable marketplace for live events, we are focusing on driving consumer demand and acquiring a catalog of highly popular events. To support this transition, we are focusing on engaging consumers to scale our platform, and making related changes to our organizational structure and priorities, including increasing our marketing spending to help promote our brand and drive consumer demand and increasing our hiring efforts in our event and creator acquisition and retention teams to help attract highly popular events for our consumers. We may not be successful in implementing this transition, and the changes to our organizational structure and priorities have in the past and may disrupt our current business and financial performance.

The success of our corporate strategy also depends on, among other things, our ability to closely manage our operating expenses, manage international operations and attract and retain senior management and other highly qualified personnel, and the success of our refocused strategy itself. We plan to remain focused on hiring for roles that will accelerate our transition to a marketplace, particularly in our event acquisition and retention functions. If we are unable to successfully execute our strategy, or if our strategy itself is not successful, our business, financial condition and results of operations may be adversely affected.
Our success depends on our ability to attract and retain creators, consumers and a catalog of highly popular events in the regions where we operate.
The successful execution of our strategy requires us to attract new creators, retain existing creators, drive consumer demand and acquire a catalog of highly popular events. Our ability to achieve these objectives may be impacted by a number of factors, some of which are outside of our control, including:
•our ability to drive consumers to our platform and provide quality consumer-facing interactions, including strong event search functionality, clear event listings and relevant event recommendations;
•the navigability and reliability of our consumer-facing interactions, such as our mobile application and website;
•competitive factors, including the actions of new and existing competitors in our industry, such as competitors buying exclusive ticketing rights or entering into or expanding within the market and regions in which we operate;
•the composition of our pricing packages, our ability to effectively and competitively price our packages and solutions, our ability to clearly communicate the value of our packages and solutions, and the perceived value of our packages and solutions;
•the quality of the events in our marketplace, which may not be sufficiently compelling to attract consumers or which may be disappointing to consumers who may not have the experience they expect at an event;
•public perception of the values underpinning our community guidelines and our decision to enforce these guidelines by removing or promoting certain events that might lead creators, consumers or other third-parties to disagree with such decisions;
•our ability to offer requisite levels of customer support to creators and consumers, which may be impacted by our customer support function outside the United States;
•the implementation of certain policy initiatives to increase consumer confidence and transparency of recourse options when transacting on our platform, such as notifying consumers when they are eligible to request a refund and enforcing response times for refund requests;
•the introduction of marketplace management initiatives, such as developing a system for creator verification and consumer feedback;
•our ability to maintain and continually enhance our platform and provide products, features and services that are valuable and helpful to creators and consumers, which maintenance and enhancements depend on our ability to attract and retain a sufficient number of highly qualified engineering and development personnel;
•our decision to sunset or replace features that some creators and consumers find valuable and helpful;
•our ability to inspire creators to migrate to our platform from their current practices, which include online ticketing platforms, venue box offices and do-it-yourself spreadsheets and forms;
•changes in our relationships with third parties, including our partners, developers and payment processors, that make our platform less effective for and attractive to creators and consumers;
•outages or delays in our marketplace and other services, including delays in getting into events;
•compatibility with our network of distribution partners;
•the quality and availability of key payment and payout methods;
•our ability to provide consumers with an efficient and safe purchasing experience;
•breaches and other security incidents that could compromise the data of consumers;
•our ability to manage fraud risk that negatively impacts events, creators and/or consumers; and
•our ability to adapt to changes in market practices or economic incentives for creators.
If we are unable to effectively manage these risks as they occur, creators and consumers may seek other solutions and platforms and we may not be able to retain them or acquire additional creators or consumers to offset any such departures, which would harm our business, financial condition and results of operations.
We pay recoupable advances, non-recoupable payments and/or advance payouts to certain creators. If these arrangements are insufficient to attract a catalog of highly popular events, do not perform as we expect or the scheduled events are fraudulent, cancelled, postponed or unsuccessful, our business, financial condition and results of operations may be harmed.
We pay recoupable advances and/or non-recoupable payments to certain creators when entering into exclusive ticketing or services agreements or when we are otherwise contractually obligated to do so. We also make advance payouts to certain creators. We pay recoupable advances (also referred to as creator advances) and non-recoupable payments (also referred to as creator signing fees) to certain creators in order to incentivize them to organize certain events on our platform or obtain exclusive rights to ticket their events. Non-recoupable payments and recoupable advances (together, upfront payments) involve the provision of Eventbrite’s own capital from our operating accounts. In contrast, advance payouts involve an advance payment to creators of event proceeds from our merchant accounts prior to the completion of the events.
Upfront payments are common practice in certain segments of the ticketing industry and are typically made to a creator upon entering into or renewing a multi-year exclusive ticketing or services contract with us, or upon meeting annual contractual requirements. A creator who has received a non-recoupable payment keeps the entire upfront payment, so long as the creator complies with the terms of the creator’s contract with us, including, but not limited to, performance of an event and achievement of certain ticket sale minimums. For recoupable advances we are entitled to recoup the entire advance by withholding all or a portion of the ticket sales sold by the creator to whom the advance was previously paid until we have fully recouped the advance. A creator is generally obligated to repay all or a portion of the upfront payment to us if such creator does not comply with the terms of the contract or perform an event, although there is no guarantee that we will be able to collect such repayment. When we provide advance payouts, we assume significant risk that the event may be cancelled, postponed, fraudulent, materially not as described or removed from our platform due to its failure to comply with our terms of service, merchant agreement or community guidelines, resulting in significant chargebacks, refund requests and/or disputes between consumers and creators. If the creator is insolvent, has spent the proceeds of the ticket sales for event-related costs, has cancelled the event, or has engaged in fraudulent activity, we may not be able to recover our losses from these events. These losses could be many multiples of the fees we collected from such transactions. As of December 31, 2023 and December 31, 2022, advance payouts outstanding were $115.3 million and $193.1 million, respectively.
In an effort to attract a catalog of highly popular events to our marketplace, we make upfront payments available to qualifying creators who accept our standard or negotiated terms and conditions. We believe that upfront payments are an important financing option for certain creators, and that failure to make upfront payments available to high-value qualified creators or in insufficiently compelling dollar amounts will put us at a competitive disadvantage to ticketing solutions that offer cash incentives more broadly and in higher amounts to newly acquired or renewing creators.
Non-recoupable payments, net, including noncurrent balances, were $1.9 million and $1.7 million as of December 31, 2023 and 2022, respectively, and, as of December 31, 2023, these payments were being amortized over a weighted-average remaining life of 2.4 years on a straight-line basis.
Creator advances, net, including noncurrent balances, were $2.8 million and $0.7 million as of December 31, 2023 and December 31, 2022, respectively. We pay these advances based on the expectations of future ticket sales on our platform by such creators. We make the decision to make these payments based on our assessment of the past success of the creator, past event data, future events the creator is producing and other financial information. However, event performance may vary greatly from year-to-year and from event to event. If our assumptions and expectations with respect to event performance prove wrong or if a counterparty defaults or an event is not successful or is cancelled, our return on these advances will not be realized and our business, financial condition and results of operations could be harmed.
Our marketing efforts to help grow our business may not be effective.
Maintaining and promoting awareness of our marketplace and services is important to our ability to attract and retain creators and consumers. One of the key parts of our strategy is to build a consumer brand that brings consumers to Eventbrite and create more habitual consumers by positioning ourselves as the destination to help people disrupt their old routine and make life more eventful. As we focus on engaging consumers to scale our platform, we plan to continue to increase our marketing spend to help drive consumer demand. We may also need to increase our marketing spend in response to increased spend on marketing from our competitors.
We invest in brand and performance advertising through various channels, including search engine optimization (SEO), search engine marketing, affiliate marketing and display marketing, as well as social media, email marketing and digital video advertising. Prominently displaying listings in response to key search terms is a critical factor for attracting creators and consumers to our platform, and we face increased costs for relevant keywords, including our brand name, due to competitive bidding. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search, alter analytics or SEO data available to us or make other changes to the way results are displayed, which can negatively affect the placement of links to our platform and reduce the number of visits or otherwise negatively impact our marketing efforts. in addition, search engines, social networks and other third parties typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which could negatively impact our marketing capabilities (including marketing services for creators).
Further, the growing use of online ad-blocking software and technological changes to browsers and mobile operating systems that, for example, limit access to usage information for platforms like Eventbrite, impact the effectiveness of, or our visibility and insights into, our marketing efforts. As a result, we may fail to bring more consumers, or fail to increase the frequency of visits to our platform. In addition, ongoing legal and regulatory changes in the data privacy sphere in U.S. states and countries throughout the world – and the interpretation of these laws by major search, social and operating system providers – may impact the scope and effectiveness of marketing and advertising services generally, including those used on our platforms. Certain laws require us and our marketing partners to provide consumers the ability to opt-out of this collection of processing of their information for online advertising, and some providers of consumer devices, mobile or desktop operating systems and web browsers have implemented, or have announced plans to implement, ways to block tracking technologies. These developments could result in online tracking methods and our marketing efforts becoming significantly less effective. Similarly, our vendors, particularly those providing advertising and analytics products and services have, and may continue to, modify their products and services based on legal and technical changes relating to privacy in ways that could reduce the efficiency of our marketing efforts and our access to data about use of our platforms. Any reduction in our ability to make effective use of such technologies could harm our ability to personalize the experience of consumers, increase our costs, and limit our ability to attract and retain creators and consumers on cost-effective terms. As a result, our business, financial condition and results of operations could be adversely affected.
In addition to the marketing strategies described above, we also engage with celebrities and influencers and partner with aligned brands as part of our marketing efforts, and our perceived affiliation with these individuals and brands could cause us brand or reputational damage in the event they undertake actions inconsistent with our brand and values.
Enforcement of our community guidelines may negatively impact our brand, reputation and/or our financial performance.
We bring together a diverse and vibrant community of millions of people to create and discover live experiences that fuel their passions. The safety and integrity of our marketplace is of primary importance to our business. We maintain policies that outline expectations for users while they engage with our services, whether as creators, consumers or third parties. We prohibit a range of content on our platform, including, but not limited to: sexually explicit content; illegal content or illegal activities; hateful, dangerous or violent content or events; content that contains or promotes misinformation; and events that sell, distribute or transfer weapons and firearms.
We seek to enforce these community guidelines in order to uphold the safety and integrity of our marketplace, engender trust in the use of our services, ensure that everyone can gather and celebrate in an environment based in respect and dignity and encourage positive connections among members of our communities. We strive to enforce these policies in a consistent and principled manner that is transparent and explicable to stakeholders. However, even with a principled and objective approach, policy enforcement is a combination of human and technological review and is subject to error. For example, at times creators use or attempt to use our platform for events related to illegal activity and extremist groups. These events may cause negative publicity and harm our reputation and brand. In addition, policy enforcement may be subject to different, inconsistent or conflicting regional consensus or regulatory standards in different jurisdictions, or it could be perceived to be arbitrary, unclear or inconsistent. Shortcomings and errors in our ability to enforce our policies across our marketplace could lead to negative public perception, distrust from our creators and consumers, or lack of confidence in the use of our services, and could negatively impact our reputation and our brand and our business, financial condition and results of operations could be adversely affected.
In addition, certain creators or consumers may not agree with our decision to restrict certain creators from using our platform, the removal of certain events or the promotion of certain events on our platform. Some creators may not have, or are perceived not to have, legal and ethical business practices. Furthermore, creators use our platform for events that represent a variety of views, activities and interests, some of which many other creators or consumers do not agree with or find offensive. If our platform is associated with illegal or offensive activity or creators and consumers disagree with our decision to restrict certain creators or events, our reputation and brand may be harmed, our ability to attract and retain creators and consumers may be adversely impacted and our business, financial condition and results of operations could be adversely affected.

Our platform might be used for illegal or improper purposes, all of which could expose us to additional liability and harm our business.
Our platform remains susceptible to potentially illegal or improper uses by creators or consumers. Illegal or improper uses of our platform may include money laundering, terrorist financing, drug trafficking, illegal online gaming, other online scams, illegal sexually oriented services, phishing and identity theft, prohibited sales of pharmaceuticals, fraudulent sale of goods or services, posting of unauthorized intellectual property, unauthorized uses of credit and debit cards or bank accounts and similar misconduct. Creators may also encourage, promote, facilitate or instruct others to engage in illegal activities. Despite measures we have taken to detect and lessen the risk of this kind of conduct, we cannot guarantee that these measures will stop all illegal or improper uses of our platform and such uses have occurred in the past. Our business could be harmed if creators use our system for illegal or improper purposes, which may expose us to liability. At the same time, if the measures we have taken to guard against these activities are too restrictive and inadvertently screen proper transactions, or if we are unable to apply and communicate these measures fairly and transparently, or we are perceived to have failed to do so, this could diminish the experience of creators and consumers, which could harm our business, financial condition and results of operations.
Further, at times we experience fraudulent activity on our platform, including fake events in which a person sells tickets to an event but does not intend to hold an event or fulfill the ticket, email spam being sent through our platform, a third-party taking over the account of a creator to receive payments owed to such creator or orders placed with fraudulent or stolen credit card data and other erroneous transmissions. Although we have measures in place to detect and reduce the occurrence of fraudulent activity on our platform, those measures are not always effective. These measures must be continually improved and may not be effective against evolving methods of fraud or in connection with new platform offerings. If we cannot adequately control the risk of fraudulent activity on our platform, it could harm our business, financial condition and results of operations.
The pricing and composition of our pricing packages may affect our ability to attract or retain creators.
Our event creators can select from different pricing packages based on the features required, service level desired and budget. We assess the pricing and composition of our pricing packages based on prior experience, feedback from creators and data insights, and we periodically adjust the pricing and composition of our packages, and may periodically adjust the structure of our pricing model. Creators’ price sensitivity may vary by location, and as we seek to expand into different countries, our pricing packages may not enable us to compete effectively in these countries. For example, in Australia and the United Kingdom, we decided to lower our pricing to remain competitive in those markets. In early 2023, we raised ticketing fees for the first time in five years, and we plan to continue making changes to our pricing structure from time to time. We have implemented pricing increases since January 2023 to reflect enhanced product features, and in June 2023, we introduced a new pricing model which introduces new plans, fee types and subscription packages for event creators, which may include an organizer fee to creators in order to publish an event on the Eventbrite marketplace. Our business will depend, in part, on existing creators selecting and renewing subscription plans with us as well as new creators opting into our subscription packages. Some current and prospective creators have indicated that they find our new pricing model to be confusing and complex, and we may be unable to retain or grow our creator base if we are unable to demonstrate the value of our packages and solutions or if our packages do not find product-market fit. Further, creators who opt into our subscription programs have no obligation to renew their subscriptions, and it is difficult to accurately predict long-term customer retention. If we are unable to provide subscription-based creators with the services and products they expect, we might be unable to retain or grow our subscriber base and thus adversely affect our subscription-based revenues. Additionally, changes to our pricing model and package composition, or our inability to effectively or competitively price our packages and solutions, could harm our business, financial condition and results of operations and impact our ability to predict our future performance.
We generate a portion of our revenue from advertising. The loss of creator marketers, or reduction in spending by creator marketers, could result in a potential loss of consumers and adversely impact our business.
We have limited experience and operating history offering advertising services on our platform and our advertising revenue may not grow as we expect. Our ability to generate advertising revenue is subject to various risks and will depend on a number of factors, including our ability to attract and retain creators willing to advertise on our platform, the quantity and quality of ads shown to our consumers, the cost of advertising, the return on ad spend, our ability to compete effectively for advertising spend and our ability to demonstrate the value of our ads to creator marketers.
Our global workforce works primarily remotely, which may impact our corporate culture and result in operational challenges or tax implications that may harm our business, financial condition and results of operations.

We believe that our corporate culture has been an important contributor to our success, which we believe fosters innovation, teamwork and passion for creators and our transition to a global marketplace. The relocation of certain of our development roles from Argentina and the United States to Spain and India and nearly all of our customer support and operations roles to locations outside the United States involves risks related to difficulties in managing and staffing international operations and differences in employee norms. Further, we may face challenges in integrating new employees or any acquired companies into our corporate culture. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, maintain our performance or execute on our business strategy, which may harm our business, results of operations and financial condition.

In addition, our remote-first work environment may subject us to operational challenges and risks. We face increased cybersecurity risks due to our reliance on Internet technology and the number of our employees who are working remotely, which may create additional opportunities for threat actors to exploit vulnerabilities. Remote working may also result in other information technology, privacy and fraud risks. Allowing members of our workforce to work remotely may create intellectual property risk if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. We may also be exposed to risks associated with the locations of remote workers, including compliance with local laws and regulations or exposure to compromised Internet infrastructure. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge.

Our transition to a remote-first work environment also presents significant challenges to maintaining compliance with country and state requirements such as employee income tax withholding, the recording of reserves to cover withholding corrections or penalties, remittance and reporting, payroll registration and workers’ compensation insurance. Any of these operational challenges or tax implications resulting from our remote-first policy may harm our business, financial condition and results of operations.
Our software is highly complex, and we have in the past, and may in the future, discover previously undetected errors, failures, bugs or other vulnerabilities.
The software underlying our platform is highly complex and we have in the past, and may in the future, detect previously undetected programming errors, failures, bugs or other vulnerabilities. Any real or perceived errors, failures, bugs or other vulnerabilities discovered in our code could result in negative publicity and damage to our reputation, loss of creators and consumers, loss of or delay in market acceptance of our platform, loss of competitive position, loss of revenue or liability for damages, overpayments and/or underpayments, any of which could harm the confidence of creators and consumers on our platform, our business, financial condition and results of operations. In such an event, we may be required or may choose to expend additional resources in order to help correct the problem which may divert engineering staff from building new solutions or product enhancements. Because creators use our platform for processes that are critical to their businesses, errors, failures or bugs in our code, or the underlying infrastructure, have resulted, and could in the future result, in creators seeking significant compensation from us for any losses they suffer and/or ceasing conducting business with us altogether. There can be no assurance that provisions typically included in our agreements with creators that attempt to limit our exposure to claims would be enforceable or adequate or would otherwise protect us from liabilities or damages with respect to any particular claim. Even if unsuccessful, a claim brought against us by any creators would likely be time-consuming and costly to defend and could harm our business, financial condition and results of operations.
In addition, our platform relies on third-party partners for the development tool chain, managed infrastructure and platform services. These include disciplines like security, payment processing, cloud computing, data processing and storage, as well as various processes in our software development life cycle. There can be no assurance that the provisions in our agreements with our partners that attempt to limit our exposure to events like downtime, data breaches and malicious actors would fully protect us from liabilities or damages and could result in a similar impact that we called out in our software section above. Such disruptions in our vendor supply chain would be time-consuming and costly for multiple departments, especially engineering, and result in delays in our product delivery and business strategy.
Further, we have continued to build complex code to evolve our product offerings. We are investing resources to reduce the complexity of the code underlying our software, and as a result, some of our engineering talent has been diverted from building new solutions or product enhancements. If our efforts to reduce the complexity of our code do not result in the improvement of our platform or if the diversion of our engineering staff prevents us from developing successful new solutions and enhancements, our business, financial conditions and results of operations could be harmed.
Any significant system interruption or delays could damage our reputation, result in a potential loss of creators and adversely impact our business.
Our ability to attract and retain creators depends on the reliable performance of our technology, including our websites, applications, information and related systems. System interruptions, slow-downs and a lack of integration and redundancy in our information systems and infrastructure may adversely affect our ability to operate our technology, handle sales for high-

demand events, process and fulfill transactions, respond to creator and consumer inquiries and generally maintain cost-efficient operations.
We also rely on affiliate and third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in our systems and infrastructures, our businesses, our affiliates’ and/or third-party systems we use, or deterioration in the performance of these systems and infrastructures, could impair our ability to provide services, fulfill orders and/or process transactions. From time to time we experience system interruptions caused by outages by our partners that make some or all systems or data unavailable or prevent us from efficiently providing services or fulfilling orders. For example, in August 2022, most of our website experienced a 1.9 hour outage due to a failure of internal infrastructure running Eventbrite’s primary analytics platform. While this event did not have a material impact on our business, such events may reduce consumer trust in our platform. On February 27, 2024, we experienced an approximate 1 hour outage of our website.
We outsource our cloud infrastructure to Amazon Web Services (AWS), which hosts our platform, and therefore we are vulnerable to service interruptions at AWS, which could impact the ability of creators and consumers to access our platform at any time, without interruption or degradation of performance. Our customer agreement with AWS will remain in effect until July 31, 2025. In the event that our AWS service agreements are terminated, or there is a lapse of service, interruption of Internet service provider connectivity or damage to AWS facilities, we could experience interruptions in access to our platform as well as delays and additional expense in arranging new facilities and services. For example, we previously experienced interruptions in the performance of our platform because of a hardware error that AWS experienced. We may also incur significant costs for using an alternative cloud infrastructure provider or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use.
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
In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to creators. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as the features of our platform become more complex and the usage of our platform increases. Any of the above circumstances or events may harm our reputation, cause creators to stop using our platform, impair our ability to increase revenue, impair our ability to grow our business, subject us to financial penalties and liabilities under our service level agreements and otherwise harm our business, financial condition and results of operations.
Our platform and solutions are accessed by a large number of creators and consumers often at the same time. As we continue to expand the volume of creators and consumers using the platform and the solutions available to those creators and consumers, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. Furthermore, capacity constraints could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks. In addition, the failure of AWS cloud infrastructure or other third-party Internet service providers to meet our capacity requirements could result in interruptions or delays in access to our platform or impede our ability to scale our operations. The occurrence of any of these events could harm our business, financial condition and results of operations.
If we do not continue to maintain and improve our platform or develop successful new solutions and enhancements or improve existing ones, our business will suffer.
Our ability to attract and retain creators and consumers depends in large part on our ability to provide a user-friendly, safe and effective platform, develop, improve and maintain our platform and introduce compelling new solutions and enhancements. Our industry is characterized by rapidly changing technology, new service and product introductions and changing demands of creators and consumers. We spend substantial time and resources understanding creators’ needs and responding to them and on driving consumer demand on our platform.
Our corporate strategy is focused on providing consumers with a breadth of relevant, local live event options and to enable creators to host successful events that draw upon access to Eventbrite’s consumers worldwide. Building new solutions is costly and complex, and the timetable for commercial release is difficult to predict and may vary from our historical experience.

In addition, after development, creators or consumers may not be satisfied with our new solutions or enhancements and may perceive that the new solutions or enhancements do not adequately meet their needs. The success of any new solution or enhancement to our platform depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with our platform, creator and consumer awareness, efficacy and overall market acceptance and adoption. If we do not continue to maintain and improve our platform or develop successful new solutions and enhancements or improve existing ones, our business, financial condition and results of operations could be harmed.
Some creators rely on our third-party distribution partners, such as Meta and Bandsintown, to connect with and attract consumers and we depend on this network of distribution partners to reach consumers.
Our platform enables the sale and distribution of event tickets through select third-party platforms, such as Meta and Bandsintown. Creators are able to publicize their events and sell tickets through these third-party platforms, and these distribution partnerships enable consumers to discover Eventbrite events on other platforms where they spend time. This dynamic enables creators to reach more consumers and makes our platform more appealing to creators looking to grow their audiences. These third-party distribution partners have in the past, and may in the future, terminate their relationship with us, fail to maintain integrations, limit certain integration functionality, change their treatment of our services, restrict access to their platform by creators or consumers, or change their algorithms or consumer experience at any time, thereby impacting the business performance of Eventbrite and its creators. For example, in late 2023, Meta discontinued its Facebook native ticketing product. This means that consumers are no longer able to buy tickets to Eventbrite events directly on Facebook, rather they can continue buying Eventbrite tickets through a clickout experience. If any such third-party services become incompatible with our platform or the use of our platform and solutions on such third-party platforms are restricted in the future, our business may be harmed.
In addition, to the extent that Google, or other leading large technology companies that have a significant presence in our key markets disintermediate ticketing or event management providers, whether by offering their own comprehensive event-focused or shopping capabilities, or by referring leads to suppliers, other favored partners or themselves directly, there could be harm to our business, financial condition and results of operations.
We rely on Internet search engines to drive traffic to our platform. Changes in Internet search engine algorithms and dynamics, our search engine visibility and rankings, search engine disintermediation, changes in marketplace rules or changes in privacy and consumer data access could have a negative impact on traffic on our platform or functionality of our product and ultimately, our business, financial condition and results of operations.
We rely heavily on Internet search engines, such as Google, to generate traffic to our websites, principally through free or organic searches. The ranking and display of our search results can be affected by a number of factors, many of which are not in our control. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our websites to place lower in organic search query results. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of our websites or those of our partners and we are unable to quickly and efficiently adapt to the algorithm changes, our business, financial condition and results of operations would be harmed. Furthermore, our failure to successfully manage SEO could result in a substantial decrease in traffic to our websites, as well as increased costs if we were to replace free traffic with paid traffic, which may harm our business, financial condition and results of operations. Our competitors’ SEO efforts may be more successful than ours, which may result in their platforms receiving a higher search result ranking than ours. In the event any of the Internet search engines launches its own event-focused product, the prominence of our platform in organic search results for event-related terms may be reduced, and our SEO results and ticket sales may be adversely affected.
We also rely on application marketplaces, such as Apple’s App Store and Google’s Play, to drive downloads of our applications. From time to time Apple, Google or other marketplaces make changes that make access to our products more difficult. Our applications may receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order in which they appear within marketplaces. Similarly, if problems arise in our relationships with providers of application marketplaces, traffic to our site and our user growth could be harmed.

In addition, changes to third-parties’ privacy and consumer data access policies have in the past, and may in the future, negatively impact the functionality of our product. For example, Apple and other marketplaces have in the past and may continue to implement new privacy and security features, which may negatively impact the effectiveness of our consumer data and platform. Such third-party changes may render our products less effective, obsolete or require us to divert engineering resources to retool our products rather than releasing new functionality. This may ultimately harm our business, financial condition and results of operations.

Actual or perceived failures to comply with applicable laws, regulations, standards and other requirements regarding data privacy, security and the processing of personal data could adversely affect our business, financial condition and results of operations.
We receive, transmit, store and process a large volume of personal data about actual and prospective creators, consumers, employees and other individuals. As we shift our strategy to creating an indispensable two-sided marketplace for live events that focuses on driving consumer demand and acquiring highly popular events, we expect to receive, transmit, store and process more and new types of personal data. Numerous federal, state and international laws, rules, regulations, standards and other requirements address privacy, data protection and the collection, storing, sharing, use, disclosure, protection and other processing of personal data. These requirements, and their application, interpretation and amendment are continually evolving and compliance requirements continue to expand.
In the United States, numerous states have adopted new or modified data privacy and security laws that apply to companies like ours. For example, the California Consumer Privacy Act (CCPA) took effect on January 1, 2020. The CCPA establishes a privacy framework for covered businesses such as ours and has required, and will likely continue to require, us to modify our data processing practices and policies and incur compliance related costs and expenses. Among other things, the CCPA provides certain rights to California residents, such as the right to opt out of certain sales or transfers of personal information (including for cross-context behavioral advertising) and requires specific disclosures to California residents about data collection, use and disclosure practices. The CCPA provides for potentially severe statutory penalties, and a private right of action for certain data breaches. It also created a new California data protection agency specifically tasked to enforce the law, which will likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The enactment of the CCPA has prompted a wave of similar legislative developments in other states in the United States, which creates a patchwork of overlapping but different state laws which make compliance challenging. For example, since the CCPA went into effect, laws governing the processing of personal information, including for marketing purposes, took effect in Virginia, Colorado, Connecticut, and Utah, and have been passed or proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.
Furthermore, the Federal Trade Commission (FTC) and many state regulators continue to enforce a variety of data privacy and security issues, such as promises made in privacy policies or failures to take appropriate steps to keep personal information secure, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws.
Outside the United States, personal data is increasingly subject to regulation in numerous jurisdictions in which we operate, and the requirements can be more restrictive and rigorous than those in the United States. In particular, we are subject to data protection laws in Europe including the General Data Protection Regulation 2016/679 (GDPR) and the United Kingdom General Data Protection Regulation and Data Protection Act of 2018 (UK GDPR, and collectively referred to as GDPR), which impose stringent data protection obligations for processors and controllers of personal data with the risk of enforcement action, civil claims (including class actions), significant penalties (up to the greater of €20 million/£17.5 million or 4% of global turnover) or requirements for us to cease or change how we process personal data and conduct our business.
In addition, we are subject to other laws, regulations and requirements regarding the protection, security or processing of personal data, including the cross-border transfer of personal data or requirements for local storage and processing of data, including in Australia, Brazil and India. Other changes in laws, regulations and other requirements associated with the enhanced protection of certain types of personal data, such as consumer health data or other sensitive information, could greatly increase the cost and complexity of providing our products and services, require significant changes to our operations or even prevent us from offering certain services in jurisdictions in which we operate.
The GDPR regulates cross-border transfers of personal data out of the European Economic Area (EEA) and the UK. Case law from the Court of Justice of the European Union (CJEU) states that reliance on standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism) alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country. We currently rely on the EU standard contractual clauses, UK Addendum to the EU standard contractual clauses and the UK International Data Transfer Agreement, as relevant, to transfer personal data outside the EEA and the UK [with respect to both intragroup and third party transfers. However, we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As regulatory guidance and the enforcement landscape develops, we could suffer additional costs, complaints and/or regulatory investigations or fines, or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our business, financial condition and results of operations.
We and our third-party providers are also subject to evolving laws, including in Europe, relating to cookies, tracking technologies and e-marketing. Recent litigation, decisions and guidance are driving increased attention to cookies, tracking technologies and online advertising. In addition, there has been a noticeable increase in class actions in the United States where plaintiffs have utilized a variety of laws, including state wiretapping laws, in relation to the use of cookies and other tracking technologies. Any changes to laws relating to cookies, tracking technologies and e-marketing or the interpretation of relevant laws, including if the trend of increased enforcement by European regulators of the strict approach to consent for the placement of non-essential cookies and tracking technologies in recent guidance and decisions continues, could disrupt and harm our business.
The interpretation and application of many privacy, data protection, consumer protection and e-marketing laws are, and will likely remain, uncertain, and it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or product features. Any failure or perceived failure by us and/or various third-party service providers and partners with which we do business to comply with or take steps to address such laws and other requirements relating to privacy, data security or the processing of personal data, or any cybersecurity incident, could damage our reputation, lead to an erosion of trust, result in a loss of creators or consumers, inhibit sales, discourage potential creators and consumers from trying our platform, result in fines, lawsuits (including class actions) and other claims and penalties, or require us to fundamentally change our business activities and practices or modify our products, any of which could harm our business, financial condition and results of operations. In addition, given the breadth and depth of changes in data protection obligations, ongoing compliance with evolving interpretations of applicable U.S. state data protection and privacy laws, the GDPR and other laws and requirements requires time and resources and a review of the technology and systems currently in use against such requirements. In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us, and complying with such regulatory standards could result in additional costs.
Our acquisition strategy to date, and going forward, often results in the winding down of the acquired platforms over a lengthy period of time while the existing creators migrate to our platform. The focus often shifts away from these legacy platforms to meeting the needs of migrated creators on our platform. The existence of these legacy platforms within a shifting landscape regarding privacy, data protection and data security may result in regulatory liability or exposure to fines. A cybersecurity incident on a legacy platform may harm our reputation and our brand and may adversely affect our business, including the migration of existing creators to our platform. See the risk factor below titled “If we or our third-party providers fail to protect information, including personal data or sensitive information about creators, consumers or employees and/or IT systems and operations against software or hardware vulnerabilities, service interruptions, data loss, ransomware, attacks or other cybersecurity incidents, we could experience a loss of creators or consumers, exposure to liability, or an adverse impact on our reputation, brand, business, financial condition or results of operations”. We may also become exposed to potential liabilities and our attention and resources may be diverted as a result of differing privacy regulations pertaining to our applications.
If we or our third-party providers fail to protect information, including personal data or sensitive information about creators, consumers or employees and/or IT systems and operations against software or hardware vulnerabilities, service interruptions, data loss, ransomware, attacks or other cybersecurity incidents, we could experience a loss of creators or consumers, exposure to liability, or an adverse impact on our reputation, brand, business, financial condition or results of operations.
As an online platform, we rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business. Despite the implementation of security measures, we and our third-party providers are vulnerable to power outages, telecommunications failures, interruptions or shutdowns of our platform and catastrophic events, as well as cybersecurity risks that threaten the confidentiality, integrity and availability of our and third party providers’ information systems and confidential information (including information about our creators, consumers, employees and others, intellectual property and proprietary information such as trade secrets), including through computer viruses, break-ins, intentional or accidental actions or inaction by employees or others with authorized access to our or our providers’ networks, social engineering/phishing attacks, denial-of-service attacks, malicious or destructive code, malware, ransomware attacks, and other cyber attacks, data breaches and cybersecurity incidents.
Cyber attacks and security incidents (including through security breaches, computer malware and computer hacking attacks) upon information systems are increasing in their frequency, levels of persistence, intensity and sophistication, and threat actors are using rapidly changing techniques and tools – including artificial intelligence – that circumvent security controls, evade detection and remove forensic evidence, and are being conducted by diverse threat actors, including sophisticated and organized groups, state-sponsored organizations and individuals with a wide range of motives and expertise. A successful cyber attack or cybersecurity incident could occur and persist for an extended period of time before being detected.
As we continue to grow our business, expand to new geographical locations, and gain greater public visibility, we may continue to face a higher risk of being targeted by cyber attacks. As a result of our (and some of our providers’) transition to a primarily remote workforce, we face increased cybersecurity risks due to our reliance on Internet technology and the number of our employees who are working remotely, which may create additional opportunities for threat actors to exploit vulnerabilities. Moreover, we have acquired and may continue to acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures, which exposes us to significant cybersecurity, operational and financial risks. In addition to unauthorized access to or acquisition of confidential information (including personal data, intellectual property or other sensitive information), attacks against us or our third party providers could include the deployment of malicious or destructive code, malware or ransomware, and may use a variety of methods, including denial-of-service attacks, social engineering/phishing and other means, to attain such unauthorized access or acquisition or otherwise affect service reliability and threaten the availability, integrity and confidentiality of our information systems and information stored thereon. For example, we have experienced in the past, and could experience in the future, credential stuffing attacks in which malicious third parties used or attempted to use credentials compromised in data breaches suffered by other companies to access accounts on our platform. These credential stuffing attacks have in the past, and may in the future, result in the unauthorized takeover of a customer's account and the illegal abuse of account privileges to misdirect funds to bank accounts owned or controlled by such criminal actors, which may subject us to liability for illegal transactions. It is possible that incidents of account takeover fraud could increase in the future. The misuse of our products or services for illegal or improper purposes could subject us to claims, individual and class action lawsuits, and government and regulatory investigations, prosecutions, enforcement actions, inquiries, or requests that could result in liability and reputational harm for us.
While we employ security measures intended to prevent, detect, and mitigate potential for harm to our users from the theft of or misuse of credentials on our network, these security measures may not be effective in every instance and may require significant costs. Furthermore, the prevalent use of mobile devices increases the risk of cybersecurity incidents. Misplaced, stolen or compromised mobile devices used at events for ticket scanning, or otherwise, could lead to unauthorized access to the device and data stored on or accessible through such device. We have in the past experienced breaches of our security measures, and our platform and systems are at risk for future breaches and incidents as a result of third-party action or employee, service provider, partner or contractor error or malfeasance. We may be subject to litigation and experience reputational harm, and have been subject to claims and suffered customer loss, related to cybersecurity incidents. In the future, our financial performance may be impacted further if we face additional costs and expenses from customer compensation and retention incentives, creator loss, regulatory inquiries, litigation and further remediation and upgrades to our security infrastructure. Although we have insurance coverage, our policy may not cover all financial expenses related to cybersecurity incidents, and there is no guarantee that applicable insurance will be available to us in the future on economically reasonable terms or at all.
In addition, our platform involves the storage and transmission of personal information of our creators and consumers in our facilities and on our third-party equipment, computer systems, hardware, software, technology infrastructure and online sites and networks. Cybersecurity incidents expose us to litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability. Information and corporate information systems and security measures may be breached or adversely impacted due to the actions of outside parties, employee error or misconduct, malfeasance, a combination of these or otherwise, and, as a result, an unauthorized party may obtain access to our information systems and confidential information, including information relating to our creators and consumers. Additionally, outside parties may attempt to fraudulently induce employees, creators or consumers to disclose sensitive information in order to gain access to creator or consumer data. We must continuously examine and modify our security controls and business policies to address the use of new devices and technologies, and the increasing focus by consumers and regulators on controlling and protecting personal data. We may need to expend significant resources to protect against and remedy any potential cybersecurity incidents and their consequences, including making notifications to governmental authorities and affected individuals. For example, laws in the EU and UK and all 50 U.S. states may require businesses to provide notice to individuals whose personal information has been disclosed as a result of a data security breach. Any cybersecurity incident or adverse impact to the availability, integrity or confidentiality of our platform or information systems, the systems or networks of our third-party service providers or partners, or any unauthorized access to information we or our providers and partners process or maintain, could harm our business, financial condition and results of operations.
As any investigation of a cybersecurity incident is inherently unpredictable, the extent of a particular cybersecurity incident and the path of investigating, remediating or recovering from the incident may not be immediately clear. It may take a significant amount of time and resources before an investigation can be completed and full and reliable information about the incident is known. While an investigation is ongoing, we may not necessarily know the extent of the harm or how best to remediate or recover from the incident, certain vulnerabilities could remain and errors or actions could be repeated or compounded before they are discovered and remediated, and communication to the public, regulators, creators, consumers and other stakeholders may be delayed, inaccurate or incomplete, any or all of which could further increase the costs and consequences of a cybersecurity incident. Additionally, applicable rules requirements regarding how to respond, required notices to users, and reporting obligations to creators, consumers, regulators and others vary by jurisdiction.
While we have a cybersecurity risk management program and have implemented security policies and controls intended to protect our information systems, infrastructure and confidential information, there can be no assurance that such measures or our third-party service providers’ and partners’ security measures will successfully anticipate new or existing techniques used by threat actors, protect our systems and information, prevent service interruptions, software or hardware vulnerabilities or other security incidents. Further, if our employees or employees of our third-party service providers fail to comply with our internal security policies and practices, or fully implement our cybersecurity risk management program, our information systems and creator, consumer, employee and other confidential information stored thereon may be improperly accessed, used or disclosed.
Although it is difficult to determine what harm may directly result from any specific interruption or incident, any actual or perceived failure to maintain performance, reliability, security and availability of our network infrastructure, or of any third-party networks or systems used or supplied by our third-party service providers or partners, to the satisfaction of creators and consumers may harm our reputation and our ability to retain existing creators and consumers and attract new creators and consumers.
Examples of situations which have in the past and may in the future lead to unauthorized access to or an adverse impact on the availability, integrity or confidentiality of our information systems or information include, but are not limited to the following:
•employees inadvertently sending financial information of one creator, consumer or employee to another creator, consumer or employee;
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
If an actual or perceived breach of our security or other cybersecurity incident occurs, the market perception of the effectiveness of our cybersecurity risk management program and measures could be harmed, we could lose existing or future creators and consumers, face lawsuits (including class actions), regulatory investigations and enforcement actions, other legal or regulatory proceedings, damage to our reputation, suffer financial exposure due to such events or in connection with regulatory fines and penalties, incident response, remediation or system restoration efforts, investigation costs, changes or augmentation of our security measures, the expense of taking additional protection measures and future compliance costs. Any or all of the foregoing could materially adversely affect our business, financial condition and results of operations.
We are incorporating generative artificial intelligence, or AI, into some of our products. This technology is new and developing and may present operational and reputational risks.
We have incorporated a number of third-party generative AI features into our products. This technology, which is a new and emerging technology that is in its early stages of commercial use, presents a number of risks inherent in its use. AI algorithms are based on machine learning and predictive analytics, which can create accuracy issues, unintended biases and discriminatory outcomes. There is a risk that third-party generative AI algorithms used in our products could produce inaccurate or misleading content or other discriminatory or unexpected results or behaviors (e.g., AI hallucinatory behavior that can generate irrelevant, nonsensical or factually incorrect results) that could harm our reputation, business, creators or consumers. Even though we have implemented measures, such as in-product disclosures, which inform creators when content is created for them by generative AI, our creators, consumers or others may rely on or use flawed content or information to their detriment, which may expose us to brand or reputational harm, competitive harm, consumer complaints, legal liability and other adverse consequences. In addition, the use of AI involves significant technical complexity and requires specialized expertise. Any disruption or failure in AI systems or infrastructure that we use could result in delays or errors in our operations, which could harm our business and financial results.
Existing laws and regulations may apply to us or our vendors in new ways as a result of our use of AI technologies and new laws and regulations may be instituted, the effects of which are difficult to predict. Current and future government regulation specifically related to AI may also increase the burden and cost of research and development in this area and future laws and regulations may require us to revise our offerings powered by AI technologies. The intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by courts or laws or regulations, and the use or adoption of AI technologies into our offerings may result in exposure to claims of copyright infringement or other intellectual property misappropriation.
We rely on the experience and expertise of our senior management team, key technical employees and other highly skilled personnel and the failure to retain, motivate or integrate any of these individuals could have an adverse effect on our business, financial condition and results of operations.
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
Many of the companies with which we compete for experienced personnel have greater resources than we have, and we have had to offer, and believe we will need to continue to offer, increasingly competitive compensation and benefits packages. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. Further, we may need to increase our employee compensation levels in response to competition, labor market conditions, rising inflation or labor shortages, which would increase our operating expenses and reduce our margins. We may not be able to hire new employees quickly enough to meet our needs, including as a result of labor market shortages. New hires require training and take time before they achieve full productivity and may not become as productive as we expect. This may be more difficult given our shift to a flexible work from home model. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency and ability to meet forecasts, as well as our employee morale, productivity and retention, could suffer, which may harm our business, financial condition and results of operations.
Our payments system depends on third-party providers and is subject to risks that may harm our business.
We rely on third-party providers to support our payments system. Our payments system relies on banks and third-party payout partners and third-party payment processors, including payment facilitators to process payment transactions through various channels including by accessing various payment card networks. These features are designed to enable creators to manage payments in an easy and efficient manner. Any of our payment providers and vendors that do not operate well with our platform could adversely affect these payments services and, in turn, our payment processing capabilities and our business. We have multiple integrations in place at one time allowing for back up processing alternatives on our payments system if a single provider is unable or unwilling to process any given transaction, payment method or currency. However, if any or some of these providers do not perform adequately, determine certain types of transactions as prohibitive for any reason or fail to identify fraud, if these providers’ technology does not interoperate well with our platform, or if our relationships with these providers were to terminate unexpectedly, creators may find our platform more difficult to use and the ability of creators using our platform to sell tickets could be adversely affected, which could cause creators to use our platform less and harm our business, financial condition and results of operations.
We must also continually integrate various payment methods used both within the United States and internationally into our payments system, including features such as Apple Pay, Google Pay, and “buy now, pay later” functionality provided by third-party platforms. To enhance our acceptance in certain international markets we have in the past adopted, and may in the future adopt, locally-preferred payment methods and integrate such payment methods into our payments system, which may increase our costs and also require us to understand and protect against unique fraud and other risks associated with these payment methods. If we are not able to integrate new payment methods into payments system effectively, our business, financial condition and results of operations could be harmed.
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
In addition, payment card networks and payment processing partners could increase the fees they charge us for their services, including in connection with a consumer's use of certain payment cards or other payment methods, which would increase our operating costs and reduce our margins. If we are unable to negotiate favorable economic terms with these partners, our business, financial condition and results of operations could be harmed.
We face potential liability, expenses for legal claims and harm to our business based on the nature of the events business.
We face potential liability and expenses for legal claims relating to the events business, including potential claims related to event injuries or the spread of disease allegedly caused by us, creators, service providers, partners or unrelated third parties. For example, from time to time third parties assert legal claims against us in connection with personal injuries, which may include deaths, related to occurrences at an event. See the risk factor above titled “Factors adversely affecting the live event market could impact our results of operations” for additional information. Even if our personnel are not involved in these occurrences, we may face legal claims and incur substantial expenses to resolve such claims. Further, if we provide resources regarding event safety, or on-site personnel to support ticketing at an event, we may face liability related to our provision of such services, including legal claims against us in connection with personal injuries, which may include deaths or spread of disease. Our liability insurance coverage may not be sufficient to satisfy, or may not cover, any expenses or liabilities that may arise.
We operate in a competitive landscape that is highly fragmented and compete with a variety of competitors to secure new and retain existing consumers and creators. If we cannot successfully compete with existing or potential competitors, our business, financial condition and results of operations will be harmed.

We operate in a competitive landscape that is highly fragmented and provides consumers and creators with many channels to promote or engage with live experiences. We compete with a variety of competitors to secure new and retain existing consumers and creators. For consumers, we face competition from: (i) social media platforms with large influencer presences that cater to audiences based on recent patterns and algorithms; (ii) localized search platforms that pinpoint specific types of events in target geographical regions such as Tripadvisor, Viator and Airbnb Experiences; and (iii) personal blogs and articles for activity recommendations that can be discovered via search engines such as Google or through community-interest engines such as Reddit. Some competitors for consumers are also partners we rely on for consumer reach. For creators, we face competition from: (i) creator-developed ad hoc systems; (ii) event marketplaces with planning solutions; and (iii) ticketing providers. Some of our competitors for creators have existing relationships or may develop relationships with potential creators or the venues or facilities used by those creators, which have in the past caused and may in the future cause those creators to be unwilling or unable to use our platform and this may limit our ability to successfully compete in certain markets where such relationships are common. For example, some competitors purchase venues or rights to events and/or enter into exclusivity agreements with creators. If creators do not remain independent from our potential competitors, demand for our platform will diminish and our business, financial condition and results of operations will be harmed.

Some of our current and potential competitors have significantly more financial, technical, marketing and other resources, are able to devote greater resources to the development, promotion, sale and support of their services, have more extensive consumer and creator bases and broader relationships with them, are able to promote events to their more extensive consumer and creator bases which leads to greater event discovery and attendance, have longer operating histories and greater name recognition than we do.

We may also compete with potential entrants into the market that currently do not offer the same services but could potentially leverage their networks in the market in which we operate. For instance, large e-commerce companies such as eBay and Amazon have in the past operated, or currently operate, within the ticketing space. In addition, other large companies with large user-bases that have substantial event-related activity, such as Meta and Spotify, have products in the events space. These competitors may be better able to undertake more extensive marketing campaigns, build products and features faster than we can and/or offer their solutions and services at a discount to ours. Furthermore, some of our competitors may customize their products to suit a specific event type, category or customer. These competitors may be able to devote greater resources to better understand user data to be able to personalize event recommendations. If we are unable to compete with such alternatives, the demand for our solutions could decline.

We outsource a portion of our business operations, including our customer support functions, to third-party providers outside the United States. Outsourcing these functions has significant risks, and our failure to manage these risks successfully could materially adversely affect our business, financial condition and results of operations.

We outsource a portion of our business operations to third-party providers located outside the United States, including the outsourcing of our customer support functions to a third-party provider located in the Philippines. These third-party providers may not comply with our contractual requirements and their personnel may not provide us or our creators and consumers with an acceptable level of service, which could damage our relationships with our creators and consumers. This could result in significant disruptions in our operations, and replacing currently outsourced functions could result in significantly increased costs to undertake our operations. In addition, our outsourced functions may be negatively impacted by any number of factors, including political unrest, public health crises, social unrest, terrorism, war, vandalism, currency fluctuations, changes to the laws of the jurisdictions in which we do business or outsource operations, or increases in the cost of labor and suppliers in any jurisdiction in which we outsource any portion of our business operations. As a result of our outsourcing activities, it may also be more difficult for us to recruit and retain qualified employees for our business needs at any time. Any failure to successfully outsource portions of our business operations could materially adversely affect our business, financial condition and results of operations.
Acquisitions, investments or significant commercial arrangements could result in operating and financial difficulties.
From time to time we evaluate potential acquisitions, investments and significant commercial arrangements. Our future growth may depend, in part, on these transactions, any of which could be material to our results of operations and financial condition. Financial and operational risks related to acquisitions, investments and significant commercial arrangements that may have an impact on our business include:
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
•failure to consummate such transactions; and
•other expected and unexpected risks with pursuing acquisitions, including, but not limited to, litigation or regulatory exposure, unfavorable accounting treatment, increases in taxes due, a loss of anticipated tax benefits, costs or delays to obtain governmental approvals, diversion of management’s attention or other resources from our existing business and other adverse effects on our business, financial condition and results of operations.
If we acquire companies or other businesses, we face the risk that creators of the acquired companies or businesses may not migrate to our platform or may choose to decrease their level of usage of our platform post migration. The pace and success rate of migration may be influenced by many factors, including the pace and quality of product development, our ability to operationally support the migrating creators and our adoption of business practices outside of our platform that matter to the creator.
Moreover, we may rely on the representations and warranties and related indemnities provided to us by our acquired targets and their equity holders, including as they relate to creation, ownership and rights in intellectual property, compliance with laws, contractual requirements and the ability of the acquisition target to continue exploiting material intellectual property rights and technology after the acquisition. If any such representations are inaccurate or such warranties are breached, or if we are unable to fully exercise our indemnification rights, we may incur additional liabilities, disruptions to the operations of our business and diversion of our management’s attention.
If we do not manage the risks of operating internationally effectively, our business, financial condition and results of operations could be harmed.
In 2023 and 2022, we derived 26% and 25%, respectively, of our net revenue from outside of the United States. We currently have various offices outside the United States, including offices in the United Kingdom, India, Ireland, Spain, Australia and Argentina. We have concentrated engineering and business development teams in Argentina, India and Spain. We are focused on expanding our international events catalog and currently plan to expand our business to other geographical locations, including Berlin and Singapore. Our international operations and results are subject to a number of risks, including:
•difficulties in attracting and retaining new creators and a catalog of highly-popular events in the geographies we target to grow our marketplace;
•preferences by local populations for local providers;
•currency exchange restrictions or costs and exchange rate fluctuations and the risks and costs inherent in hedging such exposures;
•difficulties in managing and staffing international operations, including due to our primarily remote workforce, differences in employment laws, regulations and employee norms and collective bargaining processes;
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
•slower adoption of the Internet as a ticketing, advertising and commerce medium, which could limit our ability to migrate international operations to our existing systems; and
•exposure to regional or global public health concerns, epidemics and pandemics.
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
We may choose in certain instances to localize our platform to the unique circumstances of such countries and markets in order to achieve market acceptance, which can be complex, difficult and costly and divert management and personnel resources. Our failure to adapt our practices, platform, systems, processes and contracts effectively to the creator and consumer preferences or customs of each country into which we expand could slow our growth. If we are unable to manage our international growth successfully, our business, financial condition and results of operations could be harmed.

We are subject to risks related to environmental, social and governance matters, including related activities and disclosures.
Our strategy on environmental, social and governance activities (Impact strategy) focuses on Eventbrite’s mission to bring the world together through live experiences. We have announced a number of initiatives in our Corporate Responsibility Report which provides metrics on a number of environmental and social factors which we monitor (corporate responsibility metrics) and include some references to such Corporate Responsibility Report in our Proxy Statement for our 2024 Annual Meeting of Stockholders. As a result, our business may face heightened scrutiny for the activities related to the corporate responsibility metrics. Moreover, due to increasing and evolving scrutiny from governmental bodies, investors, consumers, customers, employees and other stakeholders and third parties of companies’ environmental, social and governance matters, there can be assurance that our stakeholders will agree with our corporate responsibility activities, and any perception, whether or not valid, that we have failed to achieve, or to act responsibly with respect to, such matters or to effectively respond to new or additional legal or regulatory requirements regarding such matters could result in adverse publicity or potential regulatory or investor engagement or litigation and adversely affect our business and reputation. Our selected corporate responsibility metrics are reviewed by our senior leadership and key internal stakeholders but do not receive independent third-party assurance. Reasonable assurance sought in connection with a financial statement audit is not provided for the corporate responsibility metrics and therefore the review process for the corporate responsibility metrics may not identify all material statements, omissions or any errors made in reporting the corporate responsibility metrics. As a result, we may not be protected from potential liability under the securities laws for our corporate responsibility metrics and related statements. In addition, for some of the corporate responsibility metrics we report, the methodology of computation and/or the scope of our assessed value chain continues to evolve from year to year. As a result, period over period comparisons may not be meaningful.
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
Additionally, there can be no assurance that our current programs, reporting frameworks, or principles will be in compliance with any new environmental and social laws and regulations that may be promulgated in the United States and elsewhere, and the costs of changing any of our current practices to comply with any new legal and regulatory requirements in the United States and elsewhere may be substantial. Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers. For example, in October 2023, California enacted a number of laws that may require us to report on certain information related to carbon neutrality claims and use of carbon removal credits and carbon avoidance credits, our direct and indirect greenhouse gas (GHG) emissions and climate-related financial risks. Additionally, in March 2022, the SEC proposed new climate-related disclosure rules, which if finalized as expected in 2024, would require new climate-related disclosures in SEC filings and audited financial statements, including certain climate-related metrics and direct and indirect GHG emissions data, information about climate-related targets and goals, transition plans, if any, and attestation requirements. In addition, we and/or certain of our subsidiaries may be, subject to the requirements of the European Union’s Corporate Sustainability Reporting Directive (and its implementing laws, standards and regulations as well as other related European Union directives and regulations), which will require additional disclosures across ESG topics, such as climate change, biodiversity, pollution, resource use, human capital management and supply chain labor standards, among other topics. Further, jurisdictions in which we and/or certain of our subsidiaries or affiliates operate have signaled intentions to adopt in some form the International Sustainability Standards Board’s sustainability and climate disclosure standards. These requirements may not entirely align and thus require us to duplicate certain or make different efforts or use different reporting methodologies in order to comply with each jurisdictions’ requirements. For example, we and/or certain of our subsidiaries may be subject to the requirements of the European Union Corporate Sustainability Reporting Directive (and its implementing laws and regulations and other European Union directives or European Union and European Union member state regulations, various disclosure requirements (such as information on greenhouse gas emissions, climate risks, use of offsets, and emissions reduction claims) from the State of California, the SEC’s climate disclosure proposal, if finalized, and/or the International Sustainability Standards Board’s sustainability and climate disclosure standards, to the extent adopted in part or in full by jurisdictions in which we operate, among other regulations or requirements. These and other changes in stakeholder expectations or regulatory requirements may also lead to increased costs and scrutiny that could heighten all of the risks identified in this risk factor. Additionally, our suppliers, vendors and other partners may be subject to similar requirements, which may augment or create additional risks, including risks that may not be known to us.
Any harm to our reputation resulting from setting these corporate responsibility metrics or our failure or perceived failure to meet such corporate responsibility metrics could impact employee engagement and retention, the willingness of our creators and consumers and our partners and vendors to do business with us, or investors’ willingness to purchase or hold shares of our Class A common stock, any of which could adversely affect our business, financial condition and results of operations.
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
Creator and consumer attraction and retention depend upon effective interoperation with operating systems, networks, protocols, devices, web browsers and standards that we do not control.
We make our platform available across a variety of operating systems and web browsers. We are dependent on the interoperability of our platform with popular devices, mobile operating systems and web browsers that we do not control, such as Android, iOS, Chrome and Firefox. In addition, we are dependent on protocols like email and push notification to communicate with our creators and consumers. Any changes, bugs or technical issues in such systems, devices, protocols or web browsers that degrade the functionality of our platform, make it difficult for creators or consumers to access or use our platform, impose fees related to our platform or give preferential treatment to competitive products or services could adversely affect usage of our platform. In the event that it is difficult for creators or consumers to access and use our platform, our business and results of operations could be harmed.
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

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further implementation of our platform or solutions, impair the functionality of our platform or solutions, delay introductions of enhancements to our platform, result in our substituting inferior or more costly technologies into our platform or solutions, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new features in our platform or solutions, and we cannot assure you that we could license that technology on commercially reasonable terms or at all. Our inability to license such technology on commercially reasonable terms could adversely affect our ability to compete, and harm our business, financial condition and results of operations.
We use open source software in our platform, which could subject us to litigation or other actions.
We use open source software in our platform and may use more open source software in the future. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our provision of our platform. From time to time, companies that use open source software have faced claims challenging the use of open source software or compliance with open source license terms, and we could be subject to such lawsuits. Litigation could be costly for us to defend, harm our business, financial condition and results of operations or require us to devote additional research and development resources to change our platform. In addition, if we were to combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software. If we inappropriately use open source software, we may be required to re-engineer parts of our platform, extract the open source software at issue or take other remedial actions. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software equivalent to those provided by third-party commercial software providers. Any of the foregoing could adversely impact the value or enforceability of our intellectual property, and materially adversely affect our business, financial condition and results of operations.
Our results of operations may be adversely affected if we are subject to a protracted infringement claim or a claim that results in a significant damage award.
There is considerable patent and other intellectual property development activity in our industry. Our success depends on our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities, including non-practicing entities and individuals, may own or claim to own intellectual property rights relating to our industry and may challenge the validity or scope of our intellectual property rights. From time to time, third parties, including our competitors and non-practicing entities, have claimed and may in the future claim that our products or technologies may infringe their intellectual property rights and may assert patent, copyright, trade secret and other claims based on intellectual property rights against us and our creators and vendors. A claim may also be made relating to technology or intellectual property rights that we acquire or license from third parties. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:
•require costly litigation to resolve and the payment of substantial damages;
•require significant management time;
•cause us to enter into unfavorable royalty or license agreements;
•require us to discontinue the sale of solutions through our platform;
•require us to indemnify creators or third-party service providers or partners; and/or
•require us to expend additional development resources to redesign our platform.
Our failure to comply with the various export controls and trade and economic sanctions laws and regulations to which we are subject could subject us to liability, including civil and criminal penalties, or restrictions on sales.
We are subject to economic and trade sanctions laws and regulations of the United States and applicable international jurisdictions, such as those that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC). Such laws and regulations prohibit or restrict transactions and dealings involving specified countries, their governments, and certain individuals and entities, including those that are specially designated sanctions targets, or 50% or more by the same (collectively, Sanctions). As federal, state and foreign legislative regulatory scrutiny and enforcement actions in these areas increase, we expect our compliance costs to increase, perhaps substantially. Failure to comply with any of these requirements could result in the limitation, suspension or termination of our platform, imposition of significant civil and criminal penalties, including fines, and/or the seizure and/or forfeiture of our assets, as well as reputational harm. While we endeavor to conduct our business in compliance with applicable laws and regulations, and maintain policies and procedures reasonably designed to ensure compliance with Sanctions, we cannot guarantee that these measures will be fully effective in ensuring compliance and preventing violations in the future, particularly as the scope of certain laws may be unclear and may be subject to change. The development, implementation and maintenance of Sanctions compliance policies and procedures may be time-consuming or result in the delay or loss of sales opportunities or impose other costs.
Further, our products incorporate encryption technology. These encryption products may be exported from the United States only with the required export authorizations, including by a license, a license exception or other appropriate government authorizations. Such products may also be subject to certain regulatory reporting requirements. Various countries also regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our creators’ and consumers' ability to import our services into those countries. Governmental regulation of encryption technology and of exports and imports of encryption products, or our failure to obtain required approval for our products and services, when applicable, could subject us to legal penalties, harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the provision of our products and services, including with respect to new products and services, may delay the introduction of our products and services in various markets or, in some cases, prevent the provision of our products and services to some countries altogether.
Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential creators and consumers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and results of operations.
Our business is subject to a wide range of laws and regulations. Our failure to comply with those laws and regulations could harm our business.
We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. For example, our platform is subject to an increasingly strict set of legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing, fraud and other illicit activity. The interpretation of those requirements by judges, regulatory bodies and enforcement agencies is changing, often quickly and with little notice. Changes in laws and regulations could impose more stringent requirements on us to detect and prevent illegal and improper activity by creators, which can increase our operating costs and reduce our margins. For example, in the United States, platforms like ours generally are immune from content generated by users or other third parties under Section 230 of the Communications Act of 1934, as amended by the Communications Decency Act (Section 230). If Section 230 is interpreted by courts or amended by Congress in a manner that reduces the scope of liability protection available to platforms like ours, we will need to increase our content moderation operations, which may harm our business, financial condition and results of operations.
In addition, the ticketing business is subject to many laws and regulations, both foreign and domestic. These laws and regulations vary from jurisdiction to jurisdiction and may sometimes conflict. For example, in November 2022, the EU Digital Services Act (“DSA”) came into force, and the majority of the DSA’s substantive provisions relating to content moderation and transparency take effect and apply to us from and including February 17, 2024. The extent of regulatory enforcement and the additional obligations that may be imposed upon us under the DSA and similar pending legislation is not clear yet. The DSA may increase our compliance costs and require changes to our user interfaces and content moderation processes and operations, which may adversely affect our ability to attract and provide our services to creators and consumers, and may otherwise affect our business, financial condition and results of operations. Failure to comply with the DSA can result in fines of up to 6% of total annual worldwide turnover, and recipients of services have the right to seek compensation from providers in respect of damage or loss suffered due to infringement by the provider to comply with the DSA.
We collaborate closely with members of Congress and fellow stakeholders toward bipartisan, comprehensive, live event ticketing reform. For example, we have supported both the Senate’s Fans First Act (S. 3457) and the House’s TICKET Act (H.R. 3950), which mandate ticket pricing transparency, ban deceptive advertising and websites, and ban fake tickets. Our goal is to help improve the live event ecosystem by fostering ticketing marketplace integrity, restoring the faith of consumers and the ability of artists and event creators to host successful events. Outside of ticketing regulations, creators are often subject to regulations of their own, such as permitting and crowd control requirements. Regulatory agencies or courts may claim or hold that we are responsible for ensuring that creators comply with these laws and regulations, which could greatly increase our compliance costs, expose us to litigation, subject us to fines and penalties and otherwise harm our business.

Failure to comply with anti-corruption, anti-bribery and similar laws associated with our activities outside of the United States could subject us to penalties and other adverse consequences.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (FCPA), the United Kingdom Bribery Act 2010 (Bribery Act), and other anti-corruption and anti-bribery laws in various jurisdictions, both domestic and abroad, where we conduct business. The FCPA and the Bribery Act prohibit us and our officers, directors, employees and business partners acting on our behalf, including agents, from, directly or indirectly, corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions to obtain or retain business or otherwise secure an improper advantage. The FCPA further requires us to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The Bribery Act also prohibits private-sector bribery, and accepting bribes. Our sales team sells use of our platform abroad, and we face significant risks if we fail to comply with the FCPA and other applicable anti-corruption laws. We operate in many jurisdictions around the world and may also have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of third-party intermediaries, our employees, representatives, contractors, partners, service providers and agents, even if we do not authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot ensure that all of our employees and agents, as well as those contractors to which we outsource certain of our business operations, will not take actions in violation of our policies or agreements and applicable law, for which we may be ultimately held responsible.
Any violation of the FCPA, the Bribery Act or other applicable anti-corruption and anti-bribery laws could subject us to significant sanctions, including civil or criminal fines and penalties, disgorgement of profits, injunctions and debarment from government contracts, as well as related stockholder lawsuits and other remedial measures, all of which could harm our reputation, business, financial condition and results of operations. Responding to any investigation may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
Failure to comply with payment network rules and to address the operational and compliance risks associated with our payments methods or practices could harm our business and results of operations.
Our platform uses payment services for ticket purchases and to make payments to event organizers. We accept payments using a variety of methods, including credit and debit cards. As we offer new payment options to our creators and consumers, we may be subject to additional rules, regulations, compliance requirements and higher fraud losses.
We rely upon third-party payment services providers to provide key aspects of these payment services. Our utilization of such payment services may be impacted by factors outside of our control, including disruptions in the payment processing industry generally. If these service providers do not perform adequately or experience a data security incident or fail to comply with applicable laws, payment network rules, and industry standards or if our relationships with these service providers were to change or terminate (or if they become willing or unable to provide services to us), it could disrupt our business and negatively affect our ability to receive payments and our creators' and consumers’ ability to complete purchases. This could decrease revenue, increase costs, lead to potential legal liability, and negatively impact our brand and business.
Any noncompliance with anti-money laundering or payments regulations or laws by our payment services providers or other partners in performing services for us could impact our reputation, divert substantial resources, result in liabilities, force us to restructure, or require changes in payments options, which may harm our business, financial condition and results of operations.
Under current credit, debit and payment card practices and network rules, we are liable for fraudulent activity on our credit and debit card transactions. We may incur losses if we fail to prevent the use of fraudulent payment information on transactions. Fraud schemes are becoming increasingly sophisticated and common, and our ability to detect and combat fraudulent schemes may be negatively impacted by the adoption of new payment methods and new technology platforms. If we or our providers fail to identify fraudulent activity or are unable to effectively combat the use of fraudulent payments on our platform or if we otherwise experience increased levels of disputed payments or transactions, our results of operations and financial positions could be materially adversely affected. In addition, our failure to adequately mitigate this risk could damage our reputation and brand and substantially harm our business, financial condition, results of operations, prospects and our ability to accept payments.
For certain payment methods, we pay interchange and other related acceptance fees, along with additional transaction processing fees. Payment card networks and our third-party payment services providers could increase the fees or interchange they charge us for their services or to accept or process card transactions, which would increase our operating costs and reduce our margins. Any such increase in fees could harm our business, financial condition and results of operations.

Additionally, we and our third-party payment service providers are subject to the Payment Card Industry Data (“PCI”) Data Security Standard (“PCI-DSS”), issued by the PCI Council. PCI DSS is a multifaceted security standard that contains compliance guidelines and standards with regard to our security surrounding the physical administrative and technical storage, processing and transmission of individual cardholder data. Failure to be PCI-compliant or to meet other payment card standards may result in the imposition of financial penalties or the allocation by the card network of the costs of fraudulent charges to us. Additionally, if we or they experience substantial losses related to payment card transactions or in the event of noncompliance with PCI-DSS, we may choose to, or be required to, cease accepting certain payment cards for payment. Card associations and payment networks and their member financial institutions regularly update and generally expand security expectations and requirements related to the security of cardholder data and environments, which could make it difficult or impossible for us to comply and could require a change in our business operations.
We are also subject to rules governing electronic funds transfers and payment card association rules, which could change over time, and must comply with evolving payment card association and network operating rules. Any change in these rules and requirements could make it difficult or impossible for us to comply and could require a change in our business operations. In addition, similar to a potential increase in costs from third-party providers described above, any increased costs associated with compliance with payment card association rules or payment card provider rules could lead to increased fees for us or our creators and consumers.
Failure to comply with laws and regulations related to payments could harm our business and results of operations.
Global laws and regulations that govern payment methods and processing are complex, and we may be required to expend considerable time and effort to determine if such laws and regulations apply to our business. There can be no assurance that we will be able to meet all compliance obligations under applicable law, including obtaining any such licenses in all of the jurisdictions we operate in or offer a service in, and, even if we were able to do so, there could be substantial costs and potential product changes involved in complying with such laws, which could have a material and adverse effect on our business, financial condition and results of operations. Any noncompliance by us in relation to existing or new laws and regulations, or any alleged noncompliance, could result in reputational damage, litigation, penalties, fines, increased costs or liabilities, damages, or require us to stop offering payment services in certain markets.
For example, if we are deemed to be a money transmitter or money services business as defined by applicable regulation, we could be subject to certain laws, rules and regulations enforced by multiple authorities and governing bodies in the United States and numerous state and local agencies who may define money transmitter and money services business differently. If we were required to be licensed or registered as a money transmitter or money services business (or otherwise determined that obtaining state money transmission licenses or that registration under Federal money services business or anti-money laundering laws would further our business purposes), we would be subject to anti-money laundering requirements, recordkeeping and reporting requirements, as well as bonding requirements, restrictions on the use of customer funds and other obligations. We would also be subject to examination and oversight by applicable state licensing regulatory authorities. Additionally, outside of the United States, we could be subject to additional laws, rules and regulations related to the provision of payments and financial services, and as we expand into new jurisdictions, the foreign regulations and regulators governing our business that we are subject to will expand as well. If we are found to be a money transmitter or money services business under any applicable regulation and we are not in compliance with such regulations, we may be subject to investigations by regulators and to fines or other penalties in one or more jurisdictions levied by federal or state or local regulators, including state Attorneys General, as well as those levied by foreign regulators and governmental bodies. In addition to investigations and fines, penalties we may be subject to civil or criminal actions, fines, penalties, forfeiture, remedial measures, costs, legal fees, reputational damage, or other negative consequences for failing to comply with applicable rules and regulations could include criminal and civil proceedings, forfeiture of significant assets or other enforcement actions, all of which may harm our business, financial condition and results of operations. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny or if we are deemed to be a money transmitter or money services business.
Additionally, the laws and regulations related to payments are subject to change, and vary across different jurisdictions in the United States and globally. Changes in laws, rules and regulations, including in their interpretation and application, have occurred and may occur in the future, which may impact our business practices. Given the complex and constantly evolving nature of these laws and regulations, we are required to spend significant time, resources, and effort to assess their application and any compliance measures needed. Failure to predict how a U.S. law or regulation or a law or regulation from another jurisdiction in which we operate with respect to money transmission, money services business or similar requirements apply or will be applied to us could result in licensure or registration requirements, administrative enforcement actions, penalties, fines and costs, and could materially interfere with our ability to offer certain payment methods or to conduct our business in particular jurisdictions.

The factors identified here could impose substantial additional costs, involve considerable delay to the development or provision of our solutions, require significant and costly operational changes, or prevent us from providing our products or solutions in any given market.
If currency exchange rates fluctuate substantially in the future, our results of operations, which are reported in U.S. dollars, could be adversely affected.
Our international operations expose us to the effects of fluctuations in currency exchange rates. Many of our creators live or operate outside the United States, and therefore we have significant ticket sales denominated in foreign currencies, most notably the British Pound, Euro, Canadian Dollar and Australian Dollar. If currency exchange rates remain at current levels, currency translation could continue to negatively affect net revenue growth for events that are not listed in U.S. dollars and could also reduce the demand for U.S. dollar denominated events from consumers outside of the United States. Further, we incur expenses for employee compensation and other operating expenses at our international locations in the local currency. Because we conduct business in currencies other than U.S. dollars but report our results of operations in U.S. dollars, we face exposure to fluctuations in currency exchange rates, which could harm our results of operations.
Our business may be subject to sales tax and other indirect taxes in various jurisdictions. In addition, creators may also be subject to certain taxes.
The application of indirect taxes, such as sales and use tax, amusement tax, value-added tax, goods and services tax, business tax and gross receipts tax, to businesses like ours and to creators and consumers is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations and as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business.
One or more states, localities, the federal government or other countries may seek to impose additional reporting, record-keeping or indirect tax collection obligations on businesses like ours that facilitate online commerce. For example, taxing authorities in the United States and other countries have identified e-commerce platforms as a means to calculate, collect and remit indirect taxes for transactions taking place over the Internet, and are considering related legislation. An increasing number of jurisdictions have enacted laws or are considering enacting laws requiring marketplaces to report user activity or collect and remit taxes on certain items sold on the marketplace. Imposition of an information reporting or tax collection requirement could decrease creator or consumer activity on our platform, which would harm our business. New legislation could require us or creators to incur substantial costs in order to comply, including costs associated with tax calculation, collection and remittance and audit requirements, which could make using our platform less attractive and could adversely affect our business, financial condition and results of operations.
We face sales and use tax and value-added tax audits in certain states and international jurisdictions and it is possible that we could face additional sales and use tax and value-added tax audits in the future in additional jurisdictions and that our liability for these taxes could exceed our reserves as state or international tax authorities could assert that we are obligated to collect additional amounts as taxes from creators and remit those taxes to those authorities. We could also be subject to audits and assessments with respect to state, local and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales or other taxes could result in substantial tax liabilities for past sales, discourage creators from using our platform or otherwise harm our business and results of operations. Although we have reserved for potential payments of possible past tax liabilities, if these liabilities exceed such reserves, our financial condition will be harmed.
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
Additionally, our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates and reduced cash flows and may harm our business, financial condition and results of operations.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
In general, under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” (generally, a greater than 50 percentage point change in our equity ownership by certain stockholders or groups of stockholders) is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset future taxable income. We have undergone ownership changes in the past, which have resulted in limitations on our ability to utilize our NOLs, and future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. The existing NOLs of some of our subsidiaries may be subject to limitations arising from ownership changes prior to, or in connection with, their acquisition by us. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that, due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize some portion of our NOLs even if we attain profitability.
We identified a material weakness in our internal control over financial reporting and, as a result, determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2022, which resulted in the restatement of our previously issued unaudited condensed consolidated financial statements. Although we have remediated the material weakness, failure to establish and maintain effective internal control over financial reporting and disclosure controls and procedures in future periods could have a material adverse effect on our financial statements.
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
The identified material weakness in our internal control over financial reporting relates to the lack of an effectively designed control activity over the presentation of unrealized foreign currency transaction gains and losses and effects of exchange rate changes on cash, cash equivalents and restricted cash within the consolidated statements of cash flows. The material weakness resulted in a restatement of our previously filed consolidated financial statements as of and for each of the periods ended June 30, 2022 and September 30, 2022 and a revision to the consolidated financial statements as of and for the year ended December 31, 2021, including the quarterly periods therein, as of and for the year ended December, 31 2020 and for the quarterly period ended March 31, 2022. Although the material weakness has been remediated as of December 31, 2023, if we identify additional control deficiencies that individually or in the aggregate constitute one or more material weaknesses or we otherwise fail to maintain effective disclosure controls and procedures or internal control over financial reporting in the future, our ability to accurately record, process, and report financial information and consequently, our ability to prepare financial statements within required time periods, could be adversely affected, which may negatively impact the confidence level of our stockholders and other market participants as well as our ability to remain listed on the New York Stock Exchange (NYSE). The discovery of additional material weaknesses could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock. Although we implemented additional controls and procedures to remediate the material weakness described above, in the future those controls and procedures may not be adequate to prevent or detect material misstatements in our interim or annual consolidated financial statements due to fraud or errors.
Risks Related to our Indebtedness
We may not be able to generate sufficient cash flows or raise the additional capital necessary to fund our operations or other liquidity needs.
As of December 31, 2023, we had cash and cash equivalents of $489.2 million, of which $259.2 million was cash held on behalf of and due to our creators. Our net revenues were $326.1 million and $260.9 million for the year ended December 31, 2023 and 2022, respectively, and the net cash provided by operating activities was $19.0 million and $8.6 million for the year ended December 31, 2023 and 2022, respectively.
We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. Our ability to obtain financing will depend on a number of factors, including:
•general economic and capital market conditions, including increased interest rates;
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
In June 2020, we issued $150.0 million aggregate principal amount of 5.000% convertible senior notes due 2025 (2025 Notes), and in March 2021, we issued $212.75 million aggregate principal amount of 0.750% convertible senior notes due 2026 (2026 Notes and, together with the 2025 Notes, the Convertible Notes). The Convertible Notes and any additional funding from debt financings may make it more difficult for us to operate our business because a portion of our cash generated from internal operations will be used to make principal and interest payments on the indebtedness and we are, or may be, obligated to abide by restrictive covenants contained in the debt financing agreements. See the risk factor below titled “Substantial levels of indebtedness could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness” for additional information.
If we need additional capital and cannot raise it on acceptable terms, if at all, we may not be able to, among other things:
•develop and enhance our platform and solutions;
•continue to expand our technology development, sales and marketing organizations;
•continue to expand to other geographical locations;
•attract new creators, consumers and a catalog of highly popular events;
•hire, train and retain employees;
•respond to competitive pressures or unanticipated working capital requirements; or
•pursue acquisition opportunities.
Our inability to do any of the foregoing could reduce our ability to compete successfully and could have an adverse effect on our business, financial condition and results of operations.
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
•increased vulnerability to general adverse global and regional economic and industry conditions;
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
For the fiscal year beginning January 1, 2021, we elected to early adopt new accounting guidance that was recently released that simplifies the accounting for convertible debt that may be settled in cash. As a result, we record the Convertible Notes entirely as a liability on our balance sheet, net of issuance costs incurred, with interest expense reflecting the cash coupon plus the amortization of the capitalized issuance costs. Additionally, the new guidance modifies the treatment of convertible debt securities that may be settled in cash or shares by requiring the use of the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the Convertible Notes were converted solely into shares of Class A common stock at the beginning of the reporting period, unless the result would be anti-dilutive. In addition, in the future, we may, in our sole discretion, irrevocably elect to settle the conversion value of the Convertible Notes in cash up to the principal amount being converted. Following such an irrevocable election, if the conversion value of the Convertible Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share by assuming that all of the Convertible Notes were converted at the beginning of the reporting period and that we issued shares of our Class A common stock to settle the excess, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share.
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
Certain provisions in the Convertible Notes and the indentures governing the Convertible Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change (as defined in the indentures governing the Convertible Notes), then noteholders will have the right to require us to repurchase their Convertible Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change (as defined in the indentures governing the Convertible Notes), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Convertible Notes and the indentures governing the Convertible Notes could increase the cost of acquiring us or otherwise discourage a third-party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.
Risks Related to Ownership of Our Class A Common Stock
The market price of our Class A common stock may be volatile and may decline regardless of our operating performance.
The market prices of the securities of technology companies have been highly volatile. The market price of our Class A common stock has in the past, and may in the future, fluctuate significantly in response to numerous factors, many of which are beyond our control, including, but not limited to:
•overall performance of the equity markets and/or publicly listed technology companies;
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
In addition, the global stock markets have experienced, and may continue to experience, significant volatility, and the price of our Class A common stock has been volatile and has decreased significantly. Certain macroeconomic factors and geopolitical events have had, and are likely to continue to have, a significant effect on the market price of securities generally, including our Class A common stock. In the past, stockholders have filed securities class action litigation following periods of market volatility.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2023, our directors, executive officers and stockholders holding more than 5% of our outstanding shares, and their affiliates, beneficially owned in the aggregate a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until September 20, 2028, the date that is the ten-year anniversary of the closing of our IPO. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
If we issue additional capital stock in connection with financings, acquisitions, investments, equity incentive plans or otherwise, our existing stockholders could experience significant dilution. We may also raise capital through additional equity or equity-linked financings. In addition, the conversion of some or all of our Convertible Notes may dilute the ownership interests of existing stockholders to the extent we deliver shares upon any conversion of the Convertible Notes. Any sales in the public market of our Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our Class A common stock. The existence of the Convertible Notes also may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions. The anticipated conversion of the Convertible Notes into shares of our Class A common stock could also depress the price of our Class A common stock. We also grant equity awards to employees, directors and consultants under our stock incentive plans. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.
We do not intend to pay dividends on our Class A common stock and, consequently, the ability of Class A common stockholders to achieve a return on investment will depend on appreciation in the price of our Class A common stock.
We have never declared or paid any dividends on our capital stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. As a result, Class A common stockholders may only receive a return on their investment in our Class A common stock if the market price of our Class A common stock increases.
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
•permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
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
These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.
We design and assess our program using several industry-leading frameworks including the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”), Payment Card Industry Data Security Standard (“PCI-DSS''), and SOC2. With regards to the NIST CSF, this does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT infrastructure;
•security controls intended to protect against, detect, and respond to cybersecurity threats, and a security team principally responsible for managing our (1) security controls, (2) cybersecurity risk assessment processes, and (3) response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training for our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors who have access to our critical systems and information.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Cybersecurity Governance
Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.
The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
The Committee reports to the full board of directors regarding its activities, including those related to cybersecurity. The full board of directors also receives occasional briefings from management on our cyber risk management program. Our board of directors receives presentations on cybersecurity topics from our Chief Information Security Officer (“CISO”), internal security staff or external experts as part of the board of directors’ continuing education on topics that impact public companies.
Our management team, including our CISO, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes over 40 years of combined cybersecurity experience across architecture, engineering, operations and compliance.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties
We lease all our facilities and do not own any real property. We are a remote-first company, meaning that for the vast majority of roles, our employees have the option to work remotely. As a result of this strategy, we maintain our corporate headquarters in San Francisco, California and lease physical offices in major cities around the world for purposes of collaboration and team building. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings
Refer to Note 10, "Commitments and Contingent Liabilities - Litigation and Loss Contingencies" in the Notes to the Consolidated Financial Statements.

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
Holders of Record
As of February 20, 2024, there were 48 holders of record of our Class A common stock and 57 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.
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
Unregistered Sales of Equity Securities
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

The following graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the S&P North American Technology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on September 20, 2018, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2023. The returns shown are based on historical results and are not intended to suggest future performance.

Stock Performance Graph
220
200
180
160
140
120
100
80
60
40
20
-
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Eventbrite Inc
S&P 500
S&P North American Technology Sector

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information set forth under "Selected Financial Data" and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in this Annual Report on Form 10-K. Our fiscal year ends December 31.
Overview
Eventbrite’s mission is to bring the world together through live experiences. Since inception, we have been at the center of the experience economy, helping transform the way people discover and organize events. Our two-sided marketplace connects millions of creators and consumers every month to share their passions, artistry, and causes through live experiences. Creators use our highly-scalable self-service ticketing and marketing tools to plan, promote, and sell tickets to their events and event seekers use our website and mobile application to discover and purchase tickets to experiences they love.
In 2023, Eventbrite creators hosted over 5 million free and paid events, issuing over 300 million tickets on our global marketplace which resulted in over $3.5 billion dollars in gross ticket sales for the year.
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
Paid Ticket Volume
Paid ticket volume is measured by the number of tickets sold on our platform that generate ticketing fees. We consider paid ticket volume an important indicator of the underlying health of our ticketing business. The table below sets forth the paid ticket volume for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Paid ticket volume	93,443	87,056	67,427
Paid ticket volume change (%)	7%	29%	43%
Our paid ticket volume for events outside of the United States represented 40%, 39% and 35% for the years ended December 31, 2023, 2022 and 2021, respectively.
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

The following table presents our Adjusted EBITDA for the periods indicated and a reconciliation of our Adjusted EBITDA to the most comparable GAAP measure, net loss, for each of the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net loss(1)	$(26,479)	$(55,384)	$(139,080)
Add:
Depreciation and amortization	13,760	14,860	18,716
Stock-based compensation	55,056	53,356	47,523
Interest income	(27,495)	(6,432)	(60)
Interest expense	11,185	11,269	16,267
Loss on debt extinguishment	—	—	49,977
Employer taxes related to employee equity transactions	972	849	2,544
Other (income) expense, net	(335)	3,679	3,690
Income tax provision (benefit)	1,991	126	1,428
Adjusted EBITDA	$28,655	$22,323	$1,005

(1) Restructuring related costs are included in Net Loss and Adjusted EBITDA. For further information, refer to Note 1 - Overview and Basis of Presentation included in Part II, Item 8, "Notes to Consolidated Financial Statements," of this Annual Report on Form 10-K.
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
For a discussion and comparison of the years ended December 31, 2022 and 2021, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2022 Annual Report on Form 10-K filed with the SEC on February 28, 2023. The following tables set forth our consolidated results of operations data and such data as a percentage of net revenue for the periods presented:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Consolidated Statements of Operations
Net revenue	$326,134	$260,927	$187,134
Cost of net revenue	103,130	90,746	70,294
Gross profit	223,004	170,181	116,840
Operating expenses:
Product development	98,294	86,346	66,303
Sales, marketing and support	74,574	49,292	35,916
General and administrative	91,269	81,285	82,399
Total operating expenses	264,137	216,923	184,618
Loss from operations	(41,133)	(46,742)	(67,778)
Interest income	27,495	6,432	60
Interest expense	(11,185)	(11,269)	(16,267)
Loss on debt extinguishment	—	—	(49,977)
Other income (expense), net	335	(3,679)	(3,690)
Loss before income taxes	(24,488)	(55,258)	(137,652)
Income tax provision (benefit)	1,991	126	1,428
Net loss	$(26,479)	$(55,384)	$(139,080)

	Year Ended December 31,
	2023	2022	2021
Consolidated Statements of Operations, as a percentage of net revenue
Net revenue	100%	100%	100%
Cost of net revenue	32	35	38
Gross profit	68	65	62
Operating expenses:
Product development	30	33	35
Sales, marketing and support	23	19	19
General and administrative	28	31	44
Total operating expenses	81	83	98
Loss from operations	(13)	(18)	(36)
Interest Income	8	2	—
Interest expense	(3)	(4)	(9)
Loss on debt extinguishment	—	—	(27)
Other income (expense), net	—	(1)	(2)
Loss before income taxes	(8)	(21)	(74)
Income tax provision (benefit)	1	—	1
Net loss	(7)%	(21)%	(73)%
Comparison of the years ended December 31, 2023 and 2022
Net Revenue
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

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Net revenue	$326,134	$260,927	$65,207	25%
The increase in net revenue during 2023 compared to 2022 was primarily driven by an increase in service fees and payment processing fees attributed to growth in our paid ticket volume, and related pricing increases implemented since January 2023 to reflect enhanced product features.
Revenue from marketplace activities included $8.1 million from the launch of organizer fees in June 2023, with expansion to existing Eventbrite creators continuing throughout the six months ended December 31, 2023. Additionally, there was a $5.6 million increase in revenue from advertising services during year ended December 31, 2023, compared to December 31, 2022.
Net revenue per paid ticket was $3.49 in the year ended December 31, 2023 compared to $3.00 in 2022. The increase in net revenue per paid ticket during the year was primarily driven by pricing increases implemented since January 2023.
Cost of Net Revenue
Cost of net revenue consists of variable costs related to payment processing fees and fixed costs related to making our platform generally available. Our fixed costs consist primarily of expenses associated with the operation and maintenance of our platform, including website hosting fees and platform infrastructure costs, amortization of capitalized software development costs, and customer support costs. Cost of net revenue also includes the amortization expense related to our acquired developed technology assets, which may be incurred in future periods related to future acquisitions.
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

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Cost of net revenue	$103,130	$90,746	$12,384	14%
Percentage of total net revenue	32%	35%
Gross margin	68%	65%
The increase in cost of net revenue during the year ended December 31, 2023 compared to 2022 was primarily due to an increase in payment processing costs associated with the increase in ticket sales volume.
Additionally, during the year ended December 31, 2023 we incurred restructuring related costs of which $2.0 million was included in cost of net revenue. This consisted of $1.6 million in severance and other employee termination benefits and $0.4 million in lease abandonment and related costs. For information on the costs associated with the restructuring, see Note 1 - Overview and Basis of Presentation in the notes to the consolidated financial statements.
Our gross margin improved during the year ended December 31, 2023 compared to 2022 primarily due to revenue growth from marketplace and advertising revenue, as well as improved fixed cost absorption as ticket volume increased.
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
Product development.
Product development expenses consist primarily of employee-related costs including salaries, bonuses, benefits, and stock-based compensation, and third-party infrastructure expenses incurred in developing our platform including software subscription costs. Generally, we expect our product development expenses to increase in absolute dollars as we focus on enhancing and expanding the capabilities of our platform. We expect our revenue to grow at a faster pace compared to product development expenses as we plan to continue to expand our development staff in lower cost markets.

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Product development	$98,294	$86,346	$11,948	14%
Percentage of total net revenue	30%	33%
The increase in product development costs during 2023 compared to 2022 was primarily driven by a $8.0 million increase in employee-related costs, including stock-based compensation, due to headcount growth in our product development and engineering organization as we continue to focus our investment in building the functionality, scalability and security of our platform.

Additionally, there was restructuring related costs of $6.9 million, consisting of $5.5 million in severance and other employee termination benefits and $1.4 million in lease abandonment costs. For information on the costs associated with the restructuring, see Note 1 - Overview and Basis of Presentation in the notes to the consolidated financial statements. This was offset by a $3.9 million increase in capitalized internal-use software development costs related to enhancements of our platform.
Sales, marketing and support.
Sales, marketing and support expenses consist primarily of costs associated with our employees involved in selling and marketing our products and in public relations and communication activities, in addition to marketing programs spend. For our sales teams, this also includes commissions. Sales, marketing and support expenses are driven by investments to grow and retain creators and attendees on our platform and improve the customer experience. Additionally, we classify certain creator-related expenses, such as refunds of the ticket price paid by us on behalf of a creator and reserves for estimated advance payout losses, as sales, marketing and support expenses.

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Sales, marketing and support	$74,574	$49,292	$25,282	51%
Percentage of total net revenue	23%	19%
The increase in sales, marketing and support expenses during 2023 compared to 2022 was primarily driven by a $11.0 million increase in marketing spend associated with our consumer marketing campaigns, search engine marketing, and advertising. Additionally, there was a $6.3 million increase in employee compensation related expenses, including stock-based compensation. We recorded a $4.4 million release to our chargebacks and refunds reserve during the year ended December 31, 2023, compared to a $7.0 million release recorded in 2022, due to the continued resolution of our advanced payout exposure, which resulted in a $2.6 million increase in expense.
Additionally, there was $2.6 million in restructuring related costs recorded as sales, marketing, and support, consisting of $1.5 million in severance and other employee termination benefits and $1.1 million in lease abandonment and related costs. For information on the costs associated with the restructuring, see Note 1 - Overview and Basis of Presentation in the notes to the consolidated financial statements.
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

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
General and administrative	$91,269	$81,285	$9,984	12%
Percentage of total net revenue	28%	31%
The increase in general and administrative expenses during 2023 compared to 2022 was primarily driven by restructuring related costs of $4.9 million, consisting of $3.3 million in severance and other employee termination benefits and $1.6 million in lease abandonment and related costs. For information on the costs associated with the restructuring, see Note 1 - Overview and Basis of Presentation in the notes to the consolidated financial statements. Additional increases were driven by a $1.8 million increase in employee compensation related expenses, including stock-based compensation and a $1.7 million increase related to the release of our creator upfront reserve compared to the prior year.
Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents, marketable securities and amounts held on behalf of customers.

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Interest income	$27,495	$6,432	$21,063	327%
Percentage of total net revenue	8%	2%
The increase in interest income during the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to higher cash and investment balances and higher interest rates.
Interest Expense
Interest expense consists primarily of cash interest expense, amortization of debt discount, and issuance costs on our 2025 Notes and 2026 Notes.

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Interest expense	$11,185	$11,269	$(84)	(1)%
Percentage of total net revenue	3%	4%
Interest expense remained relatively consistent for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign exchange rate remeasurement gains and losses recorded from consolidating our subsidiaries each period-end. The primary driver of our other income (expense), net is fluctuation in the value of the U.S. dollar against the local currencies of our foreign subsidiaries.

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Other income (expense), net	$335	$(3,679)	$4,014	109%
Percentage of total net revenue	—%	(1)%
The increase in other income during 2023 compared to 2022 was driven by a $5.8 million decrease in foreign currency rate remeasurement loss fluctuations, offset by a $1.8 million decrease in other income primarily related to a COVID-19 employee retention credit recorded during the year ended December 31, 2022.
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

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands, except percentages)
Income tax provision	$1,991	$126	$1,865	1480%
Percentage of total net revenue	1%	—%
The provision for income taxes increased by $1.9 million in 2023 compared to 2022 and was primarily attributable to year-over-year business growth and changes in taxable earnings mix.

Liquidity and Capital Resources
As of December 31, 2023, we had cash and cash equivalents of $489.2 million, short-term investments of $153.7 million and funds receivable of $48.8 million. Our cash and cash equivalents include bank deposits, U.S. Treasury bills, and money market funds held by financial institutions. Our short-term investment portfolio, which consists of U.S. Treasury bills, is designed to preserve principal and provide liquidity. Our funds receivable represents cash-in-transit from credit card processors that is received to our bank accounts within five business days of the underlying ticket transaction. As of December 31, 2023, approximately 21% of our cash was held outside of the United States. We do not expect to incur significant taxes related to these amounts. The cash was held primarily to fund our foreign operations and on behalf of, and to be remitted to, creators. Collectively, our cash and cash equivalents, short term investments and funds receivable balances represent a mix of cash that belongs to us and cash that is due to creators.
The amounts due to creators, which was $303.4 million as of December 31, 2023, are captioned on our consolidated balance sheets as accounts payable, creators. These ticketing proceeds are legally unrestricted, and beginning in the fourth quarter of 2022 we invested a portion of creator cash in high quality U.S. Treasury bills with original maturities greater than three months and less than one year. For qualified creators, we pass ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, we refer to these payments as advance payouts. When an advance payout is made, we reduce the cash and cash equivalents held for creators with a corresponding decrease to our accounts payable, creators, which reflects the release of the amount due to creators after ticket proceeds are remitted to the creator.
When we provide advance payouts, we assume significant risk that the event may be cancelled, postponed, fraudulent, materially not as described or removed from our platform due to its failure to comply with our terms of service, merchant agreement or community guidelines, resulting in significant chargebacks and refund requests. The terms of our standard merchant agreement obligate creators to repay us for ticket sales advanced under such circumstances. If the creator is insolvent, has spent the proceeds of the ticket sales for event-related costs, has cancelled the event, or has engaged in fraudulent activity, we may not be able to recover our advance payout losses from these events. Such unrecoverable amounts could equal up to the value of the ticket sales or amounts settled to the creator prior to the event that has been postponed or cancelled or is otherwise disputed. We record estimates for losses related to chargebacks and refunds based on various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, macroeconomic conditions, and actual chargeback and refund activity trends. Due to the nature of macroeconomic events, including but not limited to shifts in consumer behavior, inflation, and interest rate movements, there is a high degree of uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our recorded reserves in the future to reflect our best estimates of future outcomes, and we may pay in cash a portion of, all of, or a greater amount than the $8.1 million provision recorded as of December 31, 2023.
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

Cash Flows
Our cash flow activities were as follows for the periods presented:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$19,018	$8,610	$85,834
Investing activities	(69,330)	(89,502)	(2,533)
Financing activities	(4,908)	(2,079)	51,181
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$4,246	$(13,014)	$(6,753)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(50,974)	$(95,985)	$127,729
For a discussion and comparison of the years ended December 31, 2022 and 2021, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2022 Annual Report on Form 10-K filed with the SEC on February 28, 2023.
Comparison of Years Ended December 31, 2023 and 2022
Cash Flows from Operating Activities
The net cash provided by operating activities of $19.0 million for the year ended December 31, 2023, was primarily due to our net loss of $26.5 million, adjusted for non-cash charges of $79.2 million primarily driven by stock-based compensation expense and changes in our operating assets and liabilities that used $33.7 million in cash, primarily driven by refunds and chargebacks.
The net cash provided by operating activities of $8.6 million for the year ended December 31, 2022, was primarily due to our net loss of $55.4 million, adjusted for non-cash charges of $86.8 million primarily driven by stock-based compensation expense and changes to our operating assets and liabilities that used $22.8 million in cash, primarily driven by timing of funds receivable.
Cash Flows from Investing Activities
Net cash used in investing activities of $69.3 million for the year ended December 31, 2023 primarily consisted of $370.2 million in purchases of short-term investments, offset by a $308.0 million increase in maturity of short-term investments.
Net cash used in investing activities of $89.5 million for the year ended December 31, 2022 primarily consisted of $83.9 million in purchases of short-term investments
Cash Flows from Financing Activities
Net cash used in financing activities of $4.9 million during the year ended December 31, 2023 was primarily due to $7.3 million in taxes paid related to net share settlement of equity awards, offset by $1.3 million in proceeds from the exercise of stock options and $1.1 million in proceeds from issuance of Class A common stock under our Employee Stock Purchase Plan.
Net cash used in financing activities of $2.1 million during the year ended December 31, 2022 was primarily due to $6.6 million in taxes paid related to net share settlement of equity awards, offset by $3.1 million in proceeds from the exercise of stock options.
Effect of exchange rate changes on cash, cash equivalents and restricted cash
The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our consolidated statements of cash flows relates to certain of our assets, primarily cash balances held on behalf of creators that are denominated in currencies other than the functional currency. These cash assets held for creators are directly offset by a corresponding liability to creators. During the year ended December 31, 2023 we recorded a $4.2 million increase in cash and cash equivalents primarily due to the weakening of the U.S. dollar. During the year ended December 31, 2022 we recorded a decrease of $13.0 million, primarily due to the strengthening of the U.S. dollar against certain currencies. The impact of the effect of exchange rate changes are primarily attributed to creator cash balances, which can serve as a natural hedge for the effect of exchange rates on accounts payable, creators presented within operating activities.

Concentrations of Credit Risk
There were no customers (creators) that represented 10% or more of our accounts receivable or exceeded 10% of our net revenue balance during the years ended December 31, 2023 and 2022. We hold our cash with high-credit-quality financial institutions and manage credit risk of our short-term investments by investing our cash in high quality and highly liquid money market instruments and U.S. Treasury bills.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under the 2025 Notes and 2026 Notes (including principal and coupon interest), operating leases for office space, as well as non-cancellable purchase commitments. Refer to Note 10, "Commitments and Contingent Liabilities", of the Notes to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K for more details.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).
Use of Estimates
In order to conform with GAAP, we are required to make certain estimates, judgments and assumptions when preparing our consolidated financial statements. These estimates, judgments and assumptions affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. These estimates include, but are not limited to, the recoverability of creator signing fees and creator advances, chargebacks and refunds due to cancelled or postponed events, certain assumptions used in the valuation of equity awards, assumptions used in determining the fair value of business combinations, the allowance for credit losses, and indirect tax reserves. As the impact of ongoing macroeconomic conditions continues to evolve, including inflation and interest rate movements, there is inherent uncertainty about future events and their effects which may require significant judgment in our estimates and assumptions, specifically related to chargebacks and refunds reserves due to cancelled or postponed events. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates and such differences could be material to our consolidated financial statements.
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
Assumptions and judgment. Reserves are recorded based on our assessment of various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, macroeconomic conditions and current events, and actual chargeback and refund activity.
Impact if actual results differ from assumptions. The chargebacks and refunds reserve was $8.1 million and $13.1 million which primarily includes reserve balances for estimated advance payout losses of $6.0 million and $11.2 million as of December 31, 2023 and 2022, respectively. The decrease in the reserve balance during the year ended December 31, 2023 was the result of lower estimated losses from the advance payout program and estimated future refunds of fees, which reflects the continued recovery from the COVID-19 pandemic. Due to ongoing macroeconomic conditions which continue to evolve, including shifts in consumer behavior, inflation and interest rate movements, there is inherent uncertainty about future events and their effects which may require significant judgment in our estimates and assumptions, specifically related to chargebacks and refunds reserves due to cancelled or postponed events. To the extent actual results differ materially from our current estimates and assumptions, the Company’s future financial statements could be affected. We will adjust our reserves in the future to reflect our best estimates of future outcomes. We cannot predict the outcome of macroeconomic conditions, nor the likelihood and impact of event cancellations and postponements.
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
We record a reserve for creator signing fees and creator advances taking into consideration the recoverability of outstanding balances and changing facts and circumstances for each reporting period. Creator signing fees (current and noncurrent portions) and creator advances are presented net of reserves on the consolidated balance sheets and were $1.9 million and $2.8 million respectively, as of December 31, 2023.
Assumptions and judgment. Reserves are recorded based on management’s assessment of various factors, including a creator’s payment history, the rate and timing of recovery for outstanding advances, recent ticket sales activity, the frequency and size of historical and planned future events, and macroeconomic conditions and current events that may impact a creator’s ability to generate future ticket sales. As of December 31, 2023, reserves relating to creator signing fees and creator advances were $4.8 million and $4.9 million, respectively.
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
Assumptions and judgment. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology and trade names from a market participant perspective, useful lives and discount rates. Significant judgment and estimates are required in assessing impairment of long-lived assets, and goodwill including identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows, and determining appropriate discount rates. There was no impairment loss recorded on goodwill and acquired intangible assets for the years ended December 31, 2023 and 2022.
Impact if actual results differ from assumptions. As a result of the goodwill and intangibles impairment assessment, management concluded goodwill was not impaired as of December 31, 2023 and does not believe that its reporting unit is at risk of failing the impairment test since the fair value of the reporting unit substantially exceeded the carrying value. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Actual future operating results and the remaining economic lives of our intangible assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations.
Stock-Based Compensation Expense
Critical estimates. We estimate the fair value of stock options and certain performance-based restricted stock units granted using the Black-Scholes option pricing model and Monte Carlo valuation model, respectively. Determining the grant-date fair value of equity awards using either the Black-Scholes option-pricing model or the Monte Carlo method requires management to make assumptions and judgments. These estimates involve inherent uncertainties and, if different assumptions had been used, stock-based compensation expense could have been materially different from the amounts recorded. As we do not have sufficient historical stock price information to meet the expected life of the stock option grants, we use a blended volatility that includes our common stock trading history and supplements the remaining historical information with the trading history from the common stock of a set of comparable publicly traded companies. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our stock price becomes available. The expected term of stock options granted has been determined using the simplified method, which uses the midpoint between the vesting date and the contractual term. Volatility used by the Monte Carlo valuation model is based on our common stock trading history for the past three years. The expected term of market-based restricted stock uses a contractual term of three years.
Compensation expense is recognized over the vesting period of the applicable award using the straight-line method. We estimate forfeitures in order to calculate stock-based compensation expense.
Assumptions and judgment. Refer to Note 11, "Stockholders' Equity", of our notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for the range of assumptions used to estimate the fair value of stock options granted to employees.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and internationally and we are exposed to market risks in the ordinary course of our business, including the effects of foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Interest Rate Sensitivity
We are exposed to market risk for changes in interest rates related primarily to balances of our financial instruments including cash and cash equivalents and short-term investments. As of December 31, 2023, we had cash and cash equivalents of $489.2 million and short-term investments of $153.7 million, which consisted primarily of money market funds and U.S. Treasury bills. The primary objective of our investment approach is to preserve capital principal and provide liquidity. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. A 10% change in the level of market interest rates would not have a material effect on our business, financial conditions or results of operations. In addition, our 2025 Notes and 2026 Notes (collectively referred to as "Notes") are subject to fixed annual interest charges. These Notes therefore are not exposed to financial or economic risk associated with changes in interest rates. However, the fair value of these Notes may fluctuate when interest rates change or can be affected when the market price of our Class A common stock fluctuates. We carry the convertible senior notes at face value less unamortized issuance cost on our balance sheet, and we present the fair value for required disclosure purposes only.
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

Item 8. Financial Statements and Supplementary Data

Eventbrite, Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Eventbrite, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Eventbrite, Inc. and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, of stockholders’ equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Chargebacks and refunds reserve - Reserves for estimated advance payout losses
As described in Note 2 to the consolidated financial statements, for certain creators who qualify and accept the Company's terms and conditions, the Company passes ticket sales proceeds to the creator prior to the event, subject to certain limitations, which the Company refers to as advance payouts. If the creator becomes insolvent or has spent the proceeds of the ticket sales for event-related costs, the Company may not be able to recover its losses from these events, and such unrecoverable amounts could equal the value of the transaction or transactions settled to the creator prior to the event that is disputed, plus any associated chargeback fees not assumed by the creator. Management records reserves for estimated advance payout losses as an operating expense classified within sales, marketing and support and on the balance sheet within chargebacks and refunds reserve. Reserves are recorded based on management’s assessment of various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, macroeconomic conditions, and actual chargeback and refund activity. Due to the nature of macroeconomic events, including but not limited to shifts in consumer behavior, inflation, increased labor costs, and interest rate movements, there is a high degree of uncertainty around these reserves and the Company’s actual losses could be materially different from the Company’s current estimates. The Company will adjust recorded reserves in the future to reflect best estimates of future outcomes, and may pay in cash a portion of, all of, or a greater amount than the provision recorded. As of December 31, 2023, the Company’s reserves for estimated advance payout losses was $6.0 million.
The principal considerations for our determination that the chargebacks and refunds reserve - reserves for estimated advance payout losses is a critical audit matter are (i) the significant judgment by management in developing the reserves for estimated advance payout losses, which in turn led to; (ii) significant audit effort in performing procedures related to evaluating management’s assessment of amounts paid and outstanding to creators in conjunction with the advance payout program, macroeconomic conditions, and actual chargeback and refund activity during the current year used to estimate the reserve; and (iii) a high degree of auditor judgment and subjectivity in evaluating the audit evidence related to the estimate of the reserve.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The primary procedures we performed to address this critical audit matter included the following:
•Tested the effectiveness of internal controls relating to advance payouts, including internal controls over the development of reserves for estimated advance payout losses.
•Evaluated management’s process for developing the reserves for estimated advance payout losses, including the review of management’s methodology and the re-calculation of the reserves for estimated advance payout losses.
•Evaluated the reasonableness of management’s assessment of amounts paid and outstanding to creators in conjunction with the advance payout program, macroeconomic conditions, and actual chargeback and refund activity during the current year.
•Tested the completeness and accuracy of data used by management to derive the reserve for a sample of events.
•Analytically compared the recorded balance to a predicted balance based on historical information.
•Evaluated chargeback and refund activity subsequent to year end in relation to current year activity to determine reasonableness of the reserve.

/s/ Moss Adams LLP
San Francisco, California
February 27, 2024

We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Eventbrite, Inc.
Opinion on the Financial Statements
We have audited the consolidated balance sheet of Eventbrite, Inc. and its subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the two years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 28, 2023

We served as the Company’s auditor from 2014 to 2022.

EVENTBRITE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$489,200	$539,299
Funds receivable	48,773	43,525
Short-term investments, at amortized cost	153,746	84,224
Accounts receivable, net	2,814	2,266
Creator signing fees, net	634	645
Creator advances, net	2,804	721
Prepaid expenses and other current assets	13,880	12,479
Total current assets	711,851	683,159
Restricted cash	—	875
Creator signing fees, noncurrent	1,303	1,103
Property and equipment, net	9,384	6,348
Operating lease right-of-use assets	177	5,179
Goodwill	174,388	174,388
Acquired intangible assets, net	13,314	21,907
Other assets	2,913	2,420
Total assets	$913,330	$895,379
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, creators	$303,436	$309,313
Accounts payable, trade	1,821	1,032
Chargebacks and refunds reserve	8,088	13,136
Accrued compensation and benefits	17,522	11,635
Accrued taxes	8,796	12,515
Operating lease liabilities	1,523	2,810
Other accrued liabilities	16,425	10,538
Total current liabilities	357,611	360,979
Accrued taxes, noncurrent	4,526	8,820
Operating lease liabilities, noncurrent	1,768	3,345
Long-term debt	357,668	355,580
Other liabilities	—	100
Total liabilities	721,573	728,824
Commitments and contingent liabilities (Note 10)
Stockholders’ equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized, 101,276,416 shares issued and outstanding as of December 31, 2023; 1,100,000,000 shares authorized, 99,169,432 shares issued and outstanding as of December 31, 2022	1	1
Additional paid-in capital	1,007,190	955,509
Accumulated deficit	(815,434)	(788,955)
Total stockholders’ equity	191,757	166,555
Total liabilities and stockholders’ equity	$913,330	$895,379

(See accompanying Notes to Consolidated Financial Statements)

EVENTBRITE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Net revenue	$326,134	$260,927	$187,134
Cost of net revenue	103,130	90,746	70,294
Gross profit	223,004	170,181	116,840
Operating expenses:
Product development	98,294	86,346	66,303
Sales, marketing and support	74,574	49,292	35,916
General and administrative	91,269	81,285	82,399
Total operating expenses	264,137	216,923	184,618
Loss from operations	(41,133)	(46,742)	(67,778)
Interest income	27,495	6,432	60
Interest expense	(11,185)	(11,269)	(16,267)
Loss on debt extinguishment	—	—	(49,977)
Other income (expense), net	335	(3,679)	(3,690)
Loss before income taxes	(24,488)	(55,258)	(137,652)
Income tax provision	1,991	126	1,428
Net loss	$(26,479)	$(55,384)	$(139,080)
Net loss per share, basic and diluted	$(0.26)	$(0.56)	$(1.47)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	100,299	98,305	94,303

(See accompanying Notes to Consolidated Financial Statements)

EVENTBRITE, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock-Class A		Common Stock-Class B		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	69,475,511	$1	23,179,274	$—	$913,115	$(597,544)	$315,572
Cumulative effect adjustment upon adoption of ASU 2020-06	—	—	—	—	(45,452)	3,053	(42,399)
Issuance of common stock upon exercise of stock options	1,833,041	—	1,500,000	—	18,526	—	18,526
Issuance of restricted stock awards	19,240	—	—	—	—	—	—
Cancellation of restricted stock awards	(73,829)	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	1,882,750	—	—	—	—	—	—
Shares withheld related to net share settlement	(676,225)	—	—	—	(13,705)	—	(13,705)
Issuance of common stock for ESPP purchase	106,703	—	—	—	1,430	—	1,430
Conversion of common stock from Class B to Class A	6,956,921	—	(6,956,921)	—	—	—	—
Purchase of convertible senior notes capped calls	—	—	—	—	(18,509)	—	(18,509)
Stock-based compensation	—	—	—	—	48,065	—	48,065
Net loss	—	—	—	—	—	(139,080)	(139,080)
Balance at December 31, 2021	79,524,112	$1	17,722,353	$—	$903,470	$(733,571)	$169,900
Issuance of common stock upon exercise of stock options	417,083	—	—	—	3,146	—	3,146
Issuance of restricted stock awards	60,075	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	1,947,992	—	—	—	—	—	—
Shares withheld related to net share settlement	(685,723)	—	—	—	(6,591)	—	(6,591)
Issuance of common stock for ESPP purchase	183,540	—	—	—	1,437	—	1,437
Conversion of common stock from Class B to Class A	82,186	—	(82,186)	—	—	—	—
Stock-based compensation	—	—	—	—	54,047	—	54,047
Net loss	—	—	—	—	—	(55,384)	(55,384)
Balance at December 31, 2022	81,529,265	$1	17,640,167	$—	$955,509	$(788,955)	$166,555
Issuance of common stock upon exercise of stock options	202,597	—	—	—	1,297	—	1,297
Issuance of restricted stock awards	32,817	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	2,528,522	—	—	—	—	—	—
Shares withheld related to net share settlement	(844,985)	—	—	—	(7,342)	—	(7,342)
Issuance of common stock for ESPP purchase	188,033	—	—	—	1,137	—	1,137
Conversion of common stock from Class B to Class A	1,978,734	—	(1,978,734)	—	—	—	—
Stock-based compensation	—	—	—	—	56,589	—	56,589
Net loss	—	—	—	—	—	(26,479)	(26,479)
Balance at December 31, 2023	85,614,983	$1	15,661,433	$—	$1,007,190	$(815,434)	$191,757

(See accompanying Notes to Consolidated Financial Statements)

EVENTBRITE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(26,479)	$(55,384)	$(139,080)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,760	14,860	18,716
Stock-based compensation expense	55,056	53,356	47,523
Non-cash operating lease expense	5,137	3,423	4,647
Amortization of debt discount and issuance costs	2,088	2,016	3,917
Payment-in-kind interest	—	—	2,178
Loss on debt extinguishment	—	—	49,977
Unrealized (gain) loss on foreign currency exchange	(2,703)	6,013	3,470
Accretion on short-term investments	(7,362)	(298)	—
Amortization of creator signing fees	980	1,189	2,817
Changes related to creator advances, creator signing fees, and allowance for credit losses	(1,340)	(2,727)	2,771
Provision for chargebacks and refunds	12,435	8,126	6,489
Other	1,161	835	745
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(1,352)	(2,221)	(591)
Funds receivable	(4,692)	(25,550)	(8,183)
Creator signing fees and creator advances	(1,108)	4,405	6,227
Prepaid expenses and other assets	(1,894)	4,734	(8,310)
Accounts payable, creators	(8,599)	31,358	97,926
Accounts payable, trade	822	(57)	(842)
Chargebacks and refunds reserve	(17,483)	(16,385)	(18,319)
Accrued compensation and benefits	5,887	725	6,930
Accrued taxes	(8,707)	(3,170)	6,108
Operating lease liabilities	(2,999)	(4,301)	(5,332)
Other accrued liabilities	6,410	(12,337)	15,012
Payment-in-kind interest	—	—	(8,962)
Net cash provided by operating activities	19,018	8,610	85,834
Cash flows from investing activities
Purchase of short-term investments	(370,160)	(83,926)	—
Maturities of short-term investments	308,000	—	—
Purchases of property and equipment	(1,097)	(1,425)	(985)
Capitalized internal-use software development costs	(6,073)	(3,026)	(1,548)
Cash paid for acquisitions, net of cash acquired	—	(1,125)	—
Net cash used in investing activities	(69,330)	(89,502)	(2,533)
Cash flows from financing activities
Proceeds from issuance of debt	—	—	212,750
Debt issuance costs	—	—	(5,738)
Principal repayment of debt obligations and prepayment premium	—	—	(143,247)
Purchase of convertible notes capped calls	—	—	(18,509)
Proceeds from exercise of stock options	1,297	3,146	18,526
Purchases under employee stock purchase plan	1,137	1,437	1,429
Taxes paid related to net share settlement of equity awards	(7,342)	(6,591)	(13,705)
Other	—	(71)	(325)
Net cash (used in) provided by financing activities	(4,908)	(2,079)	51,181

EVENTBRITE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2023	2022	2021
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,246	(13,014)	(6,753)
Net (decrease) increase in cash, cash equivalents and restricted cash	(50,974)	(95,985)	127,729
Cash, cash equivalents and restricted cash
Beginning of period	540,174	636,159	508,430
End of period	$489,200	$540,174	$636,159
Supplemental cash flow data
Interest paid	$9,086	$9,236	$9,595
Income taxes paid, net of refunds	902	748	135
Noncash investing and financing activities
Reduction of right of use asset due to modification or exit	$3,917	$2,223	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$—	$1,806
Purchases of property and equipment, accrued but unpaid	30	63	70

(See accompanying Notes to Consolidated Financial Statements)

EVENTBRITE, INC.
Notes to Consolidated Financial Statements
1. Overview and Basis of Presentation
Description of Business
Eventbrite, Inc. (Eventbrite or the Company) operates a two-sided marketplace that connects millions of creators and consumers every month to share their passions, artistry, and causes through live experiences. Creators use our highly-scalable self-service ticketing and marketing tools to plan, promote, and sell tickets to their events and event seekers use our website and mobile application to discover and purchase tickets to experiences they love.
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
Revision of Previously Issued Consolidated Financial Statements
The Company identified errors within the consolidated statements of cash flows for the year ended December 31, 2021, primarily related to cash balances held on behalf of creators that are denominated in currencies other than the functional currency. In connection with the error identified, the accompanying consolidated financial statements have been revised to correct for the error. The Company evaluated the error and concluded that it was not material to the 2021 consolidated financial statements previously issued. These revisions have no impact on the Company's previously reported consolidated net income, financial position, net change in cash, cash equivalents, and restricted cash, or total cash, cash equivalents, and restricted cash as reported on the Company's consolidated statements of cash flows.
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
Reclassifications
The Company reclassified interest income to a separate financial statement line item within the consolidated statements of operations from Other income (expense), net. The prior period interest income presentations in the Company's consolidated statements of operations have been changed to conform to the current period presentation. These disaggregated presentations had no impact on previously reported loss before income taxes.

2023 Restructuring
In February 2023, the Company's board of directors approved a restructuring plan (the Plan) that is designed to reduce operating costs, drive efficiencies by consolidating development and support talent into regional hubs, and enable investment for potential long-term growth. In the year ended December 31, 2023, a total of $16.3 million in restructuring costs were incurred associated with the Plan, which was substantially completed in the fourth quarter of 2023. Restructuring and other charges by type for the restructuring for the period were as follows (in thousands):

	Year Ended December 31, 2023
	Severance and other termination benefits	Lease abandonment and related charges	Total
Cost of revenue	$1,543	$426	$1,969
Product development	5,537	1,346	6,883
Sales, marketing and support	1,517	1,041	2,558
General and administrative	3,309	1,575	4,884
Total	$11,906	$4,388	$16,294
The following table is a summary of the changes in the restructuring related liabilities, included within accrued compensation and benefits and other accrued liabilities on the consolidated balance sheets, associated with the Plan (in thousands):

Balance as of January 1, 2023	$—
Restructuring related costs accrued	16,294
Cash payments	(9,770)
Non-cash items applied	(4,388)
Balance as of December 31, 2023	$2,136
The Company expects the remaining liabilities as of December 31, 2023 to be substantially paid out in cash by the end of the first quarter of 2024.
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
2. Significant Accounting Policies
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This Update improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this Update are effective for fiscal years beginning after December 15, 2023. Early adoption of the amendments is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. This Update enhances the transparency and usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The guidance also eliminates certain existing requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The amendments in this Update are effective for annual periods beginning after December 15, 2024. Early adoption of the amendments is permitted for annual financial statements that have not yet been issued. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.
Revenue Recognition
The Company derives its revenues from a mix of marketplace activities. Revenue is primarily derived from ticketing fees and payment processing fees. The Company also derives a portion of revenues from organizer fees and advertising services. The Company's customers are event creators who use the Company's platform to sell tickets and market events to consumers. Revenue is recognized when or as control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.
Ticketing Revenue
For ticketing services, the Company's service provides a platform to the event creator and consumer to transact. The Company's performance obligation is to facilitate and process that transaction and issue the ticket, and ticketing revenue is recognized by the Company when the ticket is sold. The amount that the Company earns for its ticketing services is fixed which typically consists of a flat fee and a percentage-based fee per ticket. As a result, the Company records ticketing revenue on a net basis related to its ticketing service fees.
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
Revenue is presented net of indirect taxes, customer refunds, payment chargebacks, estimated uncollectible amounts, creator royalties, and amortization of creator signing fees. As part of our commercial agreements, the Company offers upfront payments to qualifying creators entering into new or renewed ticketing arrangements in order to incentivize them to organize certain events on the Company's platform or obtain exclusive rights to ticket their events.
If an event is cancelled by a creator, then any obligations to provide refunds to event attendees are the responsibility of that creator. If a creator is unwilling or unable to fulfill their refund obligations, the Company may, at its discretion, provide attendee refunds.
Advertising Revenue
In the third quarter of 2022, the Company introduced advertising services. Advertising services enable creators to promote featured content on the Eventbrite platform or mobile application. The Company considers that it satisfies its performance obligation as it provides the services to customers and recognizes revenue as advertising impressions are displayed to consumers.
Organizer Fee Revenue
In the second quarter of 2023, the Company expanded access to its comprehensive suite of event marketing tools to all creators and introduced new pricing plans and subscription packages to creators when publishing events on the Eventbrite marketplace. Under the new pricing plans, the Company charges an organizer fee under two plan options.
The Flex plan is charged per event. The Company considers that it satisfies its performance obligation as it provides services to creators to publish their event on the Eventbrite marketplace based on the ticket capacity and recognizes revenue at this point-in-time. The Pro plan is a monthly subscription to publish unlimited events. The Company considers that it satisfies its performance obligation as it provides the subscribed services under the plan and recognizes revenue ratably over the subscription period. Organizer fees are nonrefundable.
Cost of Net Revenue
Cost of net revenue consists primarily of payment processing fees, platform and website hosting fees and operational costs, amortization of acquired developed technology costs, amortization of capitalized internal-use software development costs, customer support costs including stock-based compensation and allocated expenses.
Creator Signing Fees, Net and Creator Advances, Net
Creator signing fees, net represent contractual amounts paid to creators pursuant to event ticketing and payment processing agreements. Creator signing fees are additional incentives paid by the Company to secure exclusive ticketing and payment processing rights with certain creators. These payments are amortized over the life of the contract to which they relate on a straight-line basis. Creator signing fees are presented net of reserves on the consolidated balance sheets. The creator signing fees reserves were $4.8 million and $6.9 million as of December 31, 2023 and 2022, respectively. Amortization of creator signing fees is recorded as a reduction of revenue in the consolidated statements of operations.
Creator advances, net represent contractual amounts paid to creators pursuant to event ticketing and payment processing agreements. Creator advances provide the creator with funds in advance of the event and are subsequently recovered by withholding amounts due to the Company from the sale of tickets until the creator advance has been fully recovered. Creator advances are presented net of reserves for potentially unrecoverable amounts on the consolidated balance sheets. The creator advances reserves were $4.9 million and $9.2 million as of December 31, 2023 and 2022, respectively.
Reserves are recorded based on management’s assessment of various factors, including a creator’s payment history, the rate and timing of recovery for outstanding advances, recent ticket sales activity, the frequency and size of historical and planned future events, and macro-economic conditions and current events that may impact a creator’s ability to generate future ticket sales.
Accounts Payable, Creators
Accounts payable, creators consist of unremitted ticket sale proceeds, net of Eventbrite service fees and applicable taxes. Amounts are remitted to creators within five business days subsequent to the completion of the related event. Creators may apply to receive these proceeds prior to their events as creators often need these funds to pay for event-related costs. For qualified creators, the Company passes ticket sales proceeds to the creator prior to the event, subject to certain limitations. The Company refers to these payments as advance payouts. When an advance payout is made, the Company reduces its cash and cash equivalents with a corresponding decrease to its accounts payable, creators, which reflects the release of the amount due to creators after ticket proceeds are remitted to the creator. As of December 31, 2023 and 2022, advance payouts outstanding was approximately $115.3 million and $193.1 million, respectively.
Chargebacks and Refunds Reserve
The terms of the Company's standard merchant agreement obligate creators to reimburse attendees who are entitled to refunds. The Company records reserves for estimated refunds and chargebacks of its fees as contra-revenue. The Company records reserves for estimated advance payout losses as an operating expense classified within sales, marketing, and support.
When the Company provides advance payouts, it assumes risk that the event may be cancelled, fraudulent, or materially not as described, resulting in potential significant chargebacks and refund requests. If the creator is insolvent or has spent the proceeds of the ticket sales for event-related costs, the Company may not be able to recover our losses from these events, and such unrecoverable amounts could equal the value of the transaction or transactions settled to the creator prior to the event that is disputed, plus any associated chargeback fees not assumed by the creator.
Reserves for estimated advance payout losses are recorded based on the Company's assessment of various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, macroeconomic conditions and actual chargeback and refund activity.
The chargebacks and refunds reserve was $8.1 million and $13.1 million which primarily includes reserve balances for estimated advance payout losses of $6.0 million and $11.2 million as of December 31, 2023 and 2022, respectively.
The decrease in the reserve balance during the year ended December 31, 2023 was the result of lower estimated losses from the advance payout program and estimated future refunds of fees, which reflects the continued recovery from the

COVID-19 pandemic.
Due to ongoing macroeconomic conditions, it is possible that this amount will not be sufficient and the Company's actual losses could be materially different from its current estimates. The Company will adjust reserves in the future to reflect best estimates of future outcomes. The Company cannot predict the outcome of or estimate the possible recovery or range of recovery from these matters.
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
Cash and cash equivalents include the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such balances were $259.2 million and $269.4 million as of December 31, 2023 and 2022, respectively. These ticketing proceeds are legally unrestricted, and beginning in the fourth quarter of 2022 the Company invested a portion of ticketing proceeds in high quality U.S. Treasury bills with original maturities greater than three months and less than one year. These amounts due to creators are included in accounts payable, creators on the consolidated balance sheets.
The Company had issued letters of credit relating to contracts entered into with other parties under lease agreements and other agreements which had been collateralized with cash. This cash is classified as restricted cash on the consolidated balance sheets. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2023	2022	2021
Cash and cash equivalents	$489,200	$539,299	$634,378
Restricted cash	—	875	1,781
Total cash, cash equivalents and restricted cash	$489,200	$540,174	$636,159
Short-term Investments
The Company invests certain of its excess cash in short-term debt instruments which consist of U.S. Treasury bills with original maturities greater than three months and less than one year. All short-term investments are classified as held-to-maturity and are recorded and held at amortized cost. Investments are considered to be impaired when a decline in fair value is deemed to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, the carrying value of an instrument is adjusted to its fair value on a non-recurring basis. There were no such fair value impairments recognized in any of the periods presented in the consolidated financial statements.
The following table summarizes the Company's financial instruments that were measured at fair value on a non-recurring basis (in thousands):

		December 31, 2023
Description	Classification	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holdings losses	Aggregate fair value
Saving deposits	Cash equivalents	$51,487	$—	$—	$51,487
US Treasury securities	Short-term investments	153,746	17	(12)	153,751
		$205,233	$17	$(12)	$205,238

		December 31, 2022
Description	Classification	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holdings losses	Aggregate fair value
Saving deposits	Cash equivalents	$31,288	$—	$—	$31,288
US Treasury securities	Cash equivalents	85,201	17	—	85,218
US Treasury securities	Short-term investments	84,224	10	(5)	84,229
		$200,713	$27	$(5)	$200,735
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
The Company’s cash equivalents, short-term investments, funds receivable, accounts receivable, accounts payable and other current liabilities approximate their fair value. All of these financial assets and liabilities are Level 1, except for debt. Refer to Note 9, “Debt”, for details regarding the fair value of the Company's convertible senior notes.
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
The Company does not require its creators to provide collateral to support accounts receivable and maintains an allowance for accounts receivable balances that are doubtful of collection. As of December 31, 2023 and 2022 there were no customers (creators) that represented 10% or more of accounts receivable balance, nor exceeded 10% of net revenue.
Funds Receivable
Funds receivable represents cash-in-transit from third-party payment processors that is received by the Company within approximately five business days from the date of the underlying ticketing transaction. For periods ending on a weekend or a bank holiday, the funds receivable balance will typically be higher than for periods ending on a weekday, as the Company settles payment processing activity on business days. The funds receivable balance includes the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such amounts were $44.2 million and $39.9 million as of December 31, 2023 and 2022, respectively.
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

Employee Retention Credit
The employee retention credit (“ERC”), as originally enacted through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) is a refundable credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees from March 17, 2020 to December 31, 2020. The Disaster Tax Relief Act extended the employee retention credit for qualified wages paid from January 1, 2021 to June 30, 2021 and the credit was increased to 70% of qualified wages an eligible employer pays to employees during the extended period. The American Rescue Plan Act of 2021, enacted on March 11, 2021, further extended the employee retention credit through December 31, 2021.
The Company qualified for the employee retention credit for the period between March 17, 2020 and September 30, 2021. The Company recognizes government credits for which there is a reasonable assurance of compliance with credit conditions and receipt of credits. The Company's recorded the credit of $2.7 million as other income on the consolidated statement of operations and as a current asset on the consolidated balance sheets during the year ended December 31, 2022. The Company received $2.3 million during the year ended December 31, 2023 and expects to receive the remainder in the next twelve months.
Property and Equipment, Net
Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of assets. Maintenance and repair costs are charged to expense as incurred. The estimated useful lives of the Company’s property and equipment are as follows:

Estimated Useful Life
Furniture and fixtures	3-5 years
Computers and computer equipment	2-3 years
Capitalized internal-use software development costs	2 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term
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
Internal-Use Software Development Costs
The Company capitalizes certain costs associated with website and application development and software developed for internal use. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the end of the preliminary project stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use, including stock-based compensation and other employee benefit costs. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are included in property and equipment, net in the consolidated balance sheet.
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
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized but the Company evaluates goodwill impairment of its single reporting unit annually in the fourth quarter, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. During the year ended December 31, 2023, the Company performed an analysis by comparing its estimated fair value to the carrying amount, including goodwill. The Company's analysis indicated that its estimated fair value, using the market price of its common stock, exceeded its carrying amount and therefore goodwill was not impaired and no additional steps were necessary.
Acquired intangible assets, net consists of identifiable intangible assets such as developed technology, customer relationships, and trade names resulting from acquisitions. Acquired intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated economic lives following the pattern in which the economic benefits of the assets will be consumed, which is straight-line. There were no impairment charges recorded in any of the periods presented in the consolidated financial statements.
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
If the useful life is shorter than originally estimated, the Company amortizes the remaining carrying value over the revised shorter useful life. If the asset group is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset group. The Company had recorded no impairment charges of long-lived assets in any of the periods presented in the consolidated financial statements.
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

Determining the grant-date fair value of options and awards using the Black-Scholes option-pricing model or Monte Carlo simulation model requires management to make assumptions and judgments. The Company uses a blended volatility that includes its common stock trading history and supplements the remaining historical information with the trading history from the common stock of a set of comparable publicly traded companies. The expected term of stock options granted has been determined using the simplified method, which uses the midpoint between the vesting date and the contractual term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
Advertising Costs
Advertising costs, which include search engine marketing, search engine optimization, and other forms of digital advertising, are charged to expense as incurred. Advertising expenses were $13.3 million, $4.3 million and $2.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Foreign Currency Remeasurement
The functional currency of the Company’s international subsidiaries is the U.S. dollar. Accordingly, monetary balance sheet accounts are remeasured using exchange rates in effect at the balance sheet dates and non-monetary items are stated at historical exchange rates. Revenue and expenses are remeasured at the average exchange rates for the period. Foreign currency remeasurement and transaction gains and losses are included in other income (expense), net in the consolidated statements of operations. The Company recorded foreign currency rate remeasurement loss of $0.5 million, loss of $6.3 million and loss of $3.7 million during the years ended December 31, 2023, 2022 and 2021, respectively.
Net Loss Per Share
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.
Diluted net loss per share is computed by utilizing an if-converted method for calculating any potential dilutive effect of its common equivalent shares and convertible senior notes. The potential impact upon the conversion of the convertible senior notes and common equivalent shares are excluded from the calculation of diluted net loss per share in periods for which they have an anti-dilutive effect. For periods in which the Company reports net losses, diluted net loss per share is the same as basic net loss per share because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

3. Accounts Receivable, Net
Accounts receivable, net is comprised of invoiced amounts to customers who use FPP for payment processing as well as other invoiced amounts. In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including the age of the balance, the creditworthiness of the customer and the customer’s current financial condition. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. Bad debt expense was immaterial in all of the periods presented in the consolidated financial statements. The following table summarizes the Company’s accounts receivable balance (in thousands):

	December 31,
	2023	2022	2021
Accounts receivable, customers	$3,524	$2,967	$2,085
Allowance for credit losses	(710)	(701)	(975)
Accounts receivable, net	$2,814	$2,266	$1,110

4. Creator Signing Fees, Net
Creator signing fees are incentives that are offered and paid by the Company to secure exclusive ticketing and payment processing rights with certain creators. Creator signing fees are presented net of reserves on the consolidated balance sheet. The benefit the Company receives by securing exclusive ticketing and payment processing rights with certain creators from creator signing fees is inseparable from the customer relationship with the creators and accordingly the amortization of these fees is recorded as a reduction of revenue in the consolidated statements of operations.
The balance of creator signing fees, net is being amortized over a weighted-average remaining contract life of 2.4 years and 3.6 years on a straight-line basis as of December 31, 2023 and 2022, respectively. The following table summarizes the activity in creator signing fees for the periods indicated (in thousands):

	December 31,
	2023	2022
Balance, beginning of period	$1,748	$3,409
Creator signing fees paid	191	6
Amortization of creator signing fees	(980)	(1,189)
Write-offs and other adjustments	978	(478)
Balance, end of period	$1,937	$1,748
As presented in the consolidated balance sheets:
Creator signing fees, net	$634	$645
Creator signing fees, noncurrent	$1,303	$1,103
5. Creator Advances, Net
Creator advances are incentives that are offered by the Company which provide the creator with funds in advance of the event. Creator advances are presented net of reserves on the consolidated balance sheet. These are subsequently recovered by withholding amounts due to the Company from the sale of tickets for the event until the creator payment has been fully recovered.
The following table summarizes the activity in creator advances, net, for the periods indicated (in thousands):

	December 31,
	2023	2022
Balance, beginning of period	$721	$862
Creator advances paid	2,077	335
Creator advances recouped	(688)	(3,645)
Write-offs and other adjustments	694	3,169
Balance, end of period	$2,804	$721

6. Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	December 31,
	2023	2022
Capitalized internal-use software development costs	$62,615	$55,009
Furniture and fixtures	179	869
Computers and computer equipment	3,617	6,854
Leasehold improvements	924	4,243
Finance lease right-of-use assets	—	597
	67,335	67,572
Less: Accumulated depreciation and amortization	(57,951)	(61,224)
Property and equipment, net	$9,384	$6,348
The Company recorded the following amounts related to depreciation of fixed assets and amortization of capitalized internal-use software development costs during the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Depreciation expense	$1,290	$2,255	$1,917
Capitalized internal-use software development costs	$7,606	$3,717	$2,090
Amortization of capitalized internal-use software development costs	$3,877	$3,396	$5,592

7. Leases
Operating leases
The Company leases its office facilities under operating lease arrangements with varying expiration dates through 2026. As of December 31, 2023, the remaining lease term of the Company's operating leases ranges from less than one year to three years.
As part of the restructuring plan described in Note 1, the Company closed certain offices in April 2023 to reflect the geographic distribution of the Company’s employees and $3.9 million of amortization of the right-of-use assets was accelerated for the year ended December 31, 2023.
The components of operating lease costs for the year ended December 31, 2023 were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease costs	$5,137	$3,423
Sublease income	(104)	(203)
Total operating lease costs, net	$5,033	$3,220
The Company made cash payments of $3.0 million for operating lease liabilities during the year ended December 31, 2023, which is included within the operating activities section on the consolidated statements of cash flows.
As of December 31, 2023 the Company's operating leases had a weighted-average remaining lease term of 2.2 years and a weighted-average discount rate of 3.9%.
In December 2023, the Company entered into a lease agreement for an office facility in San Francisco, California for which the lease term commenced on January 1, 2024 and will expire on June 30, 2026.
As of December 31, 2023, maturities of operating lease liabilities were as follows (in thousands):

2024	$2,062
2025	2,112
2026	369
Thereafter	—
Total operating lease payments	4,543
Less: Leases not yet commenced	(1,116)
Less: Imputed interest	(136)
Total operating lease liabilities	$3,291
Reconciliation of lease liabilities as shown in the consolidated balance sheets
Operating lease liabilities, current	$1,523
Operating lease liabilities, noncurrent	1,768
Total operating lease liabilities	$3,291

8. Goodwill and Acquired Intangible Assets, Net
The carrying amount of goodwill was $174.4 million as of December 31, 2023 and 2022.
Acquired intangible assets consisted of the following as of the dates indicated (in thousands):

	December 31, 2023
	Cost	Accumulated Amortization	Net Book Value	Weighted-average remaining useful life (years)
Developed technology	$22,396	$21,679	$717	0.9
Customer relationships	74,884	62,287	12,597	1.7
Tradenames	1,350	1,350	—	0.0
Acquired intangible assets, net	$98,630	$85,316	$13,314

	December 31, 2022
	Cost	Accumulated Amortization	Net Book Value	Weighted-average remaining useful life (years)
Developed technology	$22,396	$20,854	$1,542	1.9
Customer relationships	74,884	54,519	20,365	2.6
Tradenames	1,650	1,650	—	0.0
Acquired intangible assets, net	$98,930	$77,023	$21,907

The Company recorded amortization expense related to acquired intangible assets in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of net revenue	$825	$825	$825
Sales, marketing and support	7,768	8,362	10,357
General and administrative	—	22	25
Total amortization of acquired intangible assets	$8,593	$9,209	$11,207

As of December 31, 2023, the total expected future amortization expense of acquired intangible assets by year is as follows (in thousands):

2024	$8,300
2025	5,014
Total expected future amortization expense	$13,314

9. Debt
As of December 31, 2023 and 2022, long-term debt consisted of the following (in thousands):

	December 31, 2023			December 31, 2022
	2026 Notes	2025 Notes	Total	2026 Notes	2025 Notes	Total
Outstanding principal balance	$212,750	$150,000	$362,750	$212,750	$150,000	$362,750
Less: Debt issuance costs	(2,864)	(2,218)	(5,082)	(3,896)	(3,274)	(7,170)
Carrying amount, long-term debt	$209,886	$147,782	$357,668	$208,854	$146,726	$355,580

The following tables set forth the total interest expense recognized related to the convertible notes and term loan for the year ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash interest expense	$9,096	$9,096	$9,806
Payment in kind interest	—	—	2,178
Amortization of debt discount	—	—	1,750
Amortization of debt issuance costs	2,089	2,016	2,167
Total interest expense	$11,185	$11,112	$15,901

As of December 31, 2023, the remaining life of the 2025 Notes and 2026 Notes is approximately 1.9 years and 2.7 years, respectively.
The following table summarizes the Company's contractual obligation to settle commitments related to the 2026 Notes and 2025 Notes as of December 31, 2023 (in thousands):

	Payments due by Year
	Total	2024	2025	2026
Convertible Senior Notes Due 2026	$212,750	$—	$—	$212,750
Interest obligations on 2026 Notes(1)	4,787	1,596	1,596	1,595
Convertible Senior Notes Due 2025	150,000	—	150,000	—
Interest obligations on 2025 Notes(1)	15,000	7,500	7,500	—
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

The effective interest rate of the 2025 Notes is 5.8%. For each of the years ended December 31, 2023, 2022 and 2021 the Company recorded cash interest of $7.5 million, and amortization of debt issuance costs of $1.1 million, $1.0 million and $0.9 million, respectively.
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
The fair value of the 2025 Notes, which the Company have classified as a Level 2 instrument, was $155.8 million as of December 31, 2023. The fair value of the 2025 Notes is determined using observable market prices on the last business day of the period.
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
The effective interest rate of the 2026 Notes is 1.3%. For each of the years ended December 31, 2023, 2022 and 2021 the Company recorded cash interest of $1.6 million, $1.6 million and $1.3 million, respectively and amortization of debt issuance costs of $1.0 million, $1.0 million and $0.8 million, respectively.
The fair value of the 2026 Notes, which the Company have classified as a Level 2 instrument, was $181.6 million as of December 31, 2023. The fair value of the 2026 Notes is determined using observable market prices on the last business day of the period.

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
10. Commitments and Contingent Liabilities
The Company's principal commitments consist of obligations under the 2025 Notes and 2026 Notes (including principal and coupon interest), operating leases for office space, as well as non-cancellable purchase commitments. See Note 9, "Debt"

and Note 7, "Leases" for contractual obligations to settle commitments relating to the 2025 Notes, 2026 Notes and operating leases for office space.
As of December 31, 2023, the Company had purchase commitments of $13.2 million under the fixed fee contracts and minimum $4.5 million under variable fee contracts, primarily related to enterprise support services entered in the ordinary course of business. The Company expects to pay $8.3 million in 2024 and $5.0 million in 2025, under fixed fee contracts, and $4.5 million minimum variable fees will be paid during 2024 to 2026 based on volume usage.
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
Commercial Contract Litigation
On June 18, 2020, the Company filed a Complaint in the United States District Court for the Northern District of California against M.R.G. Concerts Ltd. (MRG) and Matthew Gibbons (Gibbons), asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory judgment, unfair competition, and common counts under California law, arising out of MRG and Gibbons' termination of certain contracts with the Company and their refusal to make various payments to the Company required by those contracts. MRG asserted counterclaims against the Company for breach of one of the contracts in issue, as well as for breach of the implied covenant of good faith and fair dealing, unfair competition, and declaratory judgment. A jury trial commenced on May 16, 2022. On May 23, 2022, the jury issued a verdict in Eventbrite’s favor and awarded the Company $11.0 million in damages. Defendants filed a motion seeking to reduce the verdict or hold a new trial, and the Company filed a motion for pre-judgment and post-judgment interest as well as to recover its attorneys’ fees and costs of suit per the parties’ contracts. On November 1, 2022, the Court denied Defendants' motion, granted the Company’s motion, and entered an Amended Final Judgment in the Company’s favor in the amount of $14.9 million. MRG appealed. On December 26, 2023, the Ninth Circuit Court of Appeals found in MRG’s favor, vacating the judgment as to damages, reversing the District Court’s decision denying remittitur, and remanding the case back to the District Court to enter an amended final judgment reducing damages by $6.3 million and accompanying prejudgment interest. The District Court has ordered Eventbrite to submit a proposed amended judgment by March 1, 2024. The Company has not recorded any gain in relation to this verdict as of the year ended December 31, 2023.
Tax Matters
The Company is currently under audit in certain jurisdictions with regard to indirect tax matters. The Company establishes reserves for indirect tax matters when it determines that the likelihood of a loss is probable, and the loss is reasonably estimable. Accordingly, the Company has established a reserve for the potential settlement of issues related to sales and other indirect taxes in the amount of $1.1 million and $6.0 million as of December 31, 2023 and 2022, respectively. These amounts, which represent management’s best estimates of its potential liability, include potential interest and penalties of $0.2 million and $2.0 million as of December 31, 2023 and 2022, respectively.
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
As of December 31, 2023, there were 5,560,572 and 6,757,763 options issued and outstanding under the 2010 Plan and 2018 Plan, respectively (collectively, the Plans). The Company reserved 5,360,187 shares of Class A common stock and are available for grant under the Company's 2018 Plan.
Stock options granted typically vest over a four-year period from the date of grant. Options awarded under the Plans are exercisable up to ten years.

Stock Option Activity
Stock option activity under the Plans is as follows:

	Outstanding options	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2021	11,260,788	$12.11	6.7	$63,862
Granted	1,868,692	12.77
Exercised	(389,844)	8.07		1,974
Cancelled	(181,478)	14.33
Balance as of December 31, 2022	12,558,158	12.30	6.4	93
Granted	833,663	8.32
Exercised	(202,597)	6.40		388
Cancelled	(870,889)	13.24
Balance as of December 31, 2023	12,318,335	12.06	5.4	2,845
Vested and exercisable as of December 31, 2023	10,295,699	12.16	4.8	2,495
Vested and expected to vest as of December 31, 2023	12,216,575	$12.07	5.3	$2,822
The aggregate intrinsic value in the table above represents the difference between the fair value of common stock and the exercise price of outstanding, in-the-money stock options at December 31, 2023.
The Company recognized $10.0 million, $14.8 million and $16.9 million of stock-based compensation expense related to stock options during the years ended December 31, 2023, 2022 and 2021 respectively. As of December 31, 2023, the total unrecognized stock-based compensation expense related to stock options outstanding was $11.3 million, which will be recognized over a weighted-average period of 2.0 years. The weighted-average grant date fair value of stock options granted was $5.00, $7.13 and $11.87 for the years ended December 31, 2023, 2022 and 2021, respectively.
Stock Award Activity
Stock award activity includes Restricted Stock Units (RSUs), Performance Stock Units (PSUs), and Restricted Stock Awards (RSAs).
In 2023 and 2022, the Company awarded PSUs to certain senior executives, pursuant to the 2018 Plan. The awards vest based upon continued service and achievement of certain financial performance goals and market conditions established by the board of directors or Compensation Committee for a predetermined period.
Stock award activity under the Plans is as follows:

	Outstanding RSUs, RSAs and PSUs	Weighted-average grant date fair value per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance at December 31, 2021	4,353,637	$18.40
Awarded (1)	10,103,197	10.26
Released	(2,008,067)	17.24
Cancelled	(1,684,570)	15.56
Balance at December 31, 2022	10,764,197	11.46
Awarded (1)	7,480,353	8.38
Released	(2,561,339)	13.50
Cancelled	(3,204,413)	10.68
Balance at December 31, 2023	12,478,798	9.40	1.2	$104,315
Vested and expected to vest as of December 31, 2023	11,369,253	$9.40	1.2	$95,047
(1) Includes approximately 0.6 million and 1.4 million of PSUs granted during the year ended December 31, 2023 and 2022, respectively.

The Company recognized $46.1 million, $38.7 million and $30.6 million of stock-based compensation expense related to stock awards during the year ended December 31, 2023, 2022 and 2021 respectively. As of December 31, 2023, the total unrecognized stock-based compensation expense related to stock awards outstanding, was $79.6 million, which will be recognized over a weighted-average period of 2.1 years.
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
A total of 188,033 shares were purchased under the ESPP during the year ended December 31, 2023, and as of that date, 5,144,875 shares of Class A common stock were available for future issuance under the ESPP. A total of 183,540 shares were purchased under the ESPP during the year ended December 31, 2022.
The Company recorded $0.5 million of stock-based compensation expense related to the ESPP for each of the years ended December 31, 2023, 2022 and 2021.
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
There were no outstanding common stock subject to repurchase at December 31, 2023 and 2022.
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
The following range of assumptions were used to estimate the fair value of stock options granted to employees:

Year Ended December 31,
	2023	2022	2021
Expected dividend yield	—	—	—
Expected volatility	61.0 - 61.7%	57.6 - 60.0%	57.0 - 64.3%
Risk-free interest rate	3.7 - 4.7%	2.4 - 3.7%	1.0 - 1.1%
Expected term (years)	6.0 - 6.3	5.5 - 6.1	5.5 - 6.1
The Company determines expected volatility for the ESPP based on the historical volatility of its common stock. The following range of assumptions were used to estimate the purchase rights granted under the ESPP on the first day of the offering period:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	47.3 - 65.2%	59.9 - 61.3%	45.4 - 55.7%
Risk-free interest rate	5.4 - 5.3%	1.6 - 4.7%	0.0 - 0.1%
Expected term (years)	0.5	0.5	0.5
Stock-based compensation expense recognized in connection with stock options, stock awards, and the ESPP during the years ended December 31, 2023, 2022 and 2021 in the consolidated statements of operations were as follows:

	Year Ended December 31,
	2023	2022	2021
Cost of net revenue	$842	$809	$904
Product development	21,018	19,686	16,384
Sales, marketing and support	9,455	8,302	5,627
General and administrative	23,741	24,559	24,608
Total	$55,056	$53,356	$47,523
Stock-based compensation expense included in capitalized internal-use software development costs was $1.5 million for the year ended December 31, 2023, and $0.7 million and $0.5 million for the years ended December 31, 2022 and 2021 respectively.
12. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. As the Company had net losses for the years ended December 31, 2023, 2022 and 2021, all potentially issuable shares of common stock were determined to be anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Net loss	$(26,479)	$(55,384)	$(139,080)
Weighted-average shares used in computing net loss per share, basic and diluted	100,299	98,305	94,303
Net loss per share, basic and diluted	$(0.26)	$(0.56)	$(1.47)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect (in thousands):

	December 31,
	2023	2022	2021
Shares related to convertible senior notes	19,538	19,538	19,538
Stock options to purchase common stock	12,318	12,558	11,261
Restricted stock and restricted stock units	12,379	10,710	4,323
ESPP	138	150	83
Total shares of potentially dilutive securities	44,373	42,956	35,205
For the 2025 Notes and 2026 Notes, the conversion spread of 11.9 million shares and 7.6 million shares, respectively, will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s Class A common stock for a given period exceeds the conversion price of $12.60 per share for the 2025 Notes and $27.89 per share for the 2026 Notes.

13. Income Taxes
Loss before the provision for income taxes consisted of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(25,868)	$(50,659)	$(133,891)
International	1,380	(4,599)	(3,761)
Total	$(24,488)	$(55,258)	$(137,652)
The components of the Company's income tax provision (benefit) were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current tax expense (benefit)
Federal	$—	$—	$(7)
State	214	(118)	305
Foreign	1,142	353	713
Total current tax expense (benefit)	1,356	235	1,011
Deferred tax expense (benefit)
Federal	330	329	234
State	364	322	118
Foreign	(59)	(760)	65
Total deferred tax expense (benefit)	635	(109)	417
Total income tax provision (benefit)	$1,991	$126	$1,428
The reconciliation of the Federal statutory income tax provision to the Company’s effective income tax provision is as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Federal tax benefit at statutory rate	$(5,143)	$(11,604)	$(28,906)
State tax	578	204	422
Foreign rate differential	797	557	1,001
Non-deductible permanent items	931	23	38
Stock-based compensation	4,027	3,899	(7,055)
Tax credits	(1,691)	(956)	(882)
Change in valuation allowance	2,492	8,003	36,810
Total	$1,991	$126	$1,428

The Company has not provided U.S. income taxes or foreign withholding taxes on the undistributed earnings of its profitable foreign subsidiaries for the years ended December 31, 2023, 2022 and 2021, because it intends to permanently reinvest such earnings in foreign operations. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings.

The Company’s deferred tax assets and liabilities as of the dates indicated were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$126,710	$132,579
Capitalized research and development expenditures	31,971	15,969
Stock-based compensation	21,404	16,541
Tax credit carry-forward	18,058	15,512
Deferred interest	12,796	19,540
Accruals and reserves	8,701	10,744
Lease liability	815	1,368
Depreciation and amortization	14	2,019
Total deferred tax assets	220,469	214,272
Valuation allowance	(219,219)	(212,536)
Net deferred tax assets	1,250	1,736
Deferred tax liabilities:
Accruals and reserves	(1,628)	(1,444)
Depreciation and amortization	(1,363)	(952)
Unrealized foreign exchange gains	(671)	—
Right-of-use-asset	(5)	(1,122)
Net deferred taxes	$(2,417)	$(1,782)
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the Company’s history of net operating losses, the Company believes it is more likely than not that the vast majority of its federal, state, and certain foreign deferred tax assets will not be realized as of December 31, 2023 and 2022. The total valuation allowance recorded as of December 31, 2023 and 2022 was $219.2 million and $212.5 million respectively. Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The Company considered this requirement in computing deferred tax assets in the table above.

The activity in the Company's deferred tax asset valuation allowance for the periods indicated was as follows (in thousands):

	Balance, Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance, end of Period
Year ended December 31, 2023
Deferred tax asset valuation allowance	$212,536	6,689	(6)	—	$219,219
Year ended December 31, 2022
Deferred tax asset valuation allowance	$199,380	13,131	25	—	$212,536
Year ended December 31, 2021
Deferred tax asset valuation allowance	$148,011	62,508	(11,139)	—	$199,380

As of December 31, 2023 and 2022, the Company has net operating loss carryforwards for federal income tax purposes of $459.5 million and $489.3 million, respectively, available to reduce future taxable income. The federal net operating loss carryforwards will begin to expire, if not utilized, in 2033. In addition, the Company has $102.8 million and $99.6 million of net operating loss carryforwards available to reduce future taxable income for California state income tax purposes for the years ended December 31, 2023 and 2022, respectively. The state net operating loss carryforwards will begin to expire, if not utilized, in 2025. The federal and state net operating loss carryforwards are subject to various annual limitations under Section 382 of the Internal Revenue Code and similar state provisions. As of December 31, 2023 and 2022, the Company had foreign net operating loss carryforwards of $12.4 million and $13.1 million (tax-effected), respectively, which will expire at various dates beginning in 2024, if not utilized.
As of December 31, 2023 the Company had Federal and California Research and Development Credits of $20.0 million and $17.7 million, respectively. The Federal Research and Development Credits will begin to expire, if not utilized, in 2031. The California Research and Development Credits do not expire since these attributes have an indefinite life. As of December 31, 2023 the company recorded a benefit for Research and Development Credits in Spain for $1.0 million which can be carried forward for 18 years or can be refunded for cash. As of December 31, 2023 and 2022, the Company had California EZ Hiring Tax Credits of $0.8 million and $2.1 million, respectively. The California Hiring Tax Credits will begin to expire, if not utilized, in 2024. As of December 31, 2023 and 2022, the Company had foreign tax credits of $0.2 million. The foreign tax credits will begin to expire, if not utilized, in 2028.
As of December 31, 2023 and 2022, the Company had unrecognized tax benefits of $19.0 million and $15.1 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2020	$11,164
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	2,195
Gross amount of increases in unrecognized tax benefits for tax positions taken in prior year	23
Gross amount of decreases in unrecognized tax benefits for tax positions taken in prior year	(74)
Balance as of December 31, 2021	13,308
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	2,037
Gross amount of increases in unrecognized tax benefits for tax positions taken in prior year	47
Gross amount of decreases in unrecognized tax benefits for tax positions taken in prior year	(305)
Balance as of December 31, 2022	15,087
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	3,022
Gross amount of increases in unrecognized tax benefits for tax positions taken in prior year	912
Gross amount of decreases in unrecognized tax benefits for tax positions taken in prior year	(5)
Balance as of December 31, 2023	$19,016
The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year or otherwise directly related to an existing deferred tax asset, in which case the uncertain tax position is recorded net of the asset on the consolidated balance sheet. As of December 31, 2023, $0.1 million of the Company’s gross unrecognized tax benefits, if recognized, would affect the effective tax rate and, $18.9 million would result in an adjustment to deferred tax assets with corresponding adjustments to valuation allowance.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. There were no interest and penalties accrued as of December 31, 2023 and 2022.
The Company does not anticipate that its total unrecognized tax benefits will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months.
The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. states and certain foreign jurisdictions. Material jurisdictions where the Company is subject to potential examination include Argentina, Spain, the United States, and United Kingdom. The Company is subject to examination in these jurisdictions for all years since 2006. Fiscal years outside the normal statute of limitation remain open to audit due to tax attributes generated in the early years which have been carried forward and may be audited in subsequent years when utilized.

14. Geographic Information
The following table presents the Company's total net revenue by geography based on the currency of the underlying transaction (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$242,168	$194,529	$142,683
International	83,966	66,398	44,451
Total net revenue	$326,134	$260,927	$187,134
No individual country, included in international net revenue, represents more than 10% of the total consolidated net revenue for years ended December 31, 2023, 2022, and 2021.
Substantially all of the Company’s long-lived assets are located in the United States.

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
Based on our evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth in "Internal Control—Integrated Framework” (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, our management has concluded that its internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Our independent registered public accounting firm, Moss Adams LLP, has issued an audit report with respect to the effectiveness of our internal controls over financial reporting as of December 31, 2023, which appears in Part II, Item 8 of this Annual Report.
Remediation of Previously Identified Material Weakness
We previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, the following material weakness in our internal control over financial reporting, which has been remediated, as described below.
The remediated material weakness was related to the lack of an effectively designed control activity over the presentation of unrealized foreign currency transaction gains and losses and effects of exchange rate changes on cash, cash equivalents and restricted cash within the consolidated statements of cash flows. The material weakness resulted in a restatement of the Company’s previously filed consolidated financial statements as of and for each of the quarterly periods ended June 30, 2022 and September 30, 2022 and a revision to the consolidated financial statements as of and for the year ended December 31, 2021, including the quarterly periods therein, as of and for the year ended December 31, 2020 and for the quarterly period ended March 31, 2022. The error had no effect on the consolidated statements of operations or consolidated balance sheet in the aforementioned periods.
Due to the actions taken by the Company to enhance existing controls and procedures, management has concluded that this material weakness has been remediated as of December 31, 2023. The remediation steps to address the material weakness and to improve our internal control over financial reporting included enhanced review procedures of our consolidated statements of cash flows to ensure changes in our business, including foreign currency gains and losses due to increased volatility in foreign exchange rates, are appropriately presented in the statement of cash flows. We concluded that the enhanced control and procedures implemented directly address the risk of misstatement due to changes in our business environment.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information
Director and Officer 10b5-1 Trading Plans (10b5-1 Plans)
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2023 in connection with our 2023 annual meeting of stockholders (the Proxy Statement), and is incorporated herein by reference.
Codes of Business Conduct and Ethics
Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees, which is available on our website at (investor.eventbrite.com) under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Code of Business Conduct and Ethics and by posting such information on the website address and location specified above.

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
Exhibit Index

	Description of Exhibits	Incorporated by Reference
Exhibit Number		Form	Exhibit Number	Date Filed

3.2	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	August 28, 2018
3.4	Second Amended and Restated Bylaws.	8-K	3.1	December 21, 2022
4.1	Form of Class A Common Stock Certificate.	S-1/A	4.1	September 7, 2018
4.2	Description of Securities.			Filed herewith
4.3	Indenture, dated as of June 15, 2020, between Registrant and Wilmington Trust, National Association, as Trustee	8-K	4.1	June 15, 2020
4.4	Form of Note, representing the 5.000% Convertible Senior Notes due 2025 (included as Exhibit A to Exhibit 4.4)	8-K	4.1	June 15, 2020
4.5	Indenture, dated as of March 11, 2021, between Eventbrite, Inc. and Wilmington Trust, National Association, as Trustee	8-K	4.1	March 11, 2021
4.6	Form of Note, representing the 0.750% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	4.1	March 11, 2021
10.1	Lease for 209 10th Avenue South, Nashville, TN, dated May 12, 2014, by and between the Registrant and Cummins Station, LLC; First Amendment to Lease dated June 24, 2014; Second Amendment to Lease dated May 22, 2016; Third Amendment to Lease dated September 29, 2016; Fourth Amendment to Lease dated January 28, 2018; Fifth Amendment to Lease dated April 25, 2018; Sixth Amendment to Lease dated June 24, 2019; Seventh Amendment to Lease dated December 19, 2019.	10-K	10.2	March 2, 2020
10.2	Form of 2025 Capped Call Confirmation	8-K	10.1	June 15, 2020
10.3	Form of 2026 Capped Call Confirmation	8-K	10.1	March 11, 2021
10.4#	Senior Executive Cash Incentive Bonus Plan.	S-1	10.4	August 23, 2018
10.5#	Amended and Restated Non-Employee Director Compensation Policy			Filed herewith
10.6#	Eventbrite, Inc. (f/k/a Mollyguard Corporation) 2004 Stock Plan, as amended, and forms of agreements thereunder.	S-1	10.7	August 23, 2018
10.7#	Eventbrite, Inc. 2010 Stock Plan, as amended, and forms of agreements thereunder.	S-1/A	10.8	August 28, 2018
10.8#	Eventbrite, Inc. 2018 Stock Option and Incentive Plan and forms of agreements thereunder.	10-K	10.9	March 7, 2019
10.9#	Form of Indemnification Agreement, between the Registrant and each of its directors.	8-K	10.2	December 1, 2020

10.10#	Promotion Letter, dated April 21, 2016, between the Registrant and Julia Hartz.	S-1	10.13	August 23, 2018
10.11#	Offer Letter, dated November 30, 2005, between Mollyguard Corporation and Julia (Steen) Hartz.	S-1	10.14	August 23, 2018
10.12#	Form of Executive Severance and Change in Control Agreement between the Registrant and each of its executives.	S-1/A	10.18	August 28, 2018
10.13#	Non-Employee Directors’ Deferred Compensation Program.	S-1/A	10.23	September 7, 2018
10.14#	Offer Letter, dated July 2, 2020 by and between the Registrant and Vivek Sagi	10-K	10.14	March 1, 2021
10.15#	Offer Letter, dated August 7, 2019, by and between the Registrant and Charles Baker.	8-K	10.1	August, 8 2019
10.16#	Offer Letter, dated November 18, 2020, by and between the Registrant and Xiaojing Fan	8-K	10.1	December 1, 2020
10.17#	Offer Letter, dated July 12, 2013, as supplemented by Promotion Letter, dated January 22, 2020, by and between the Registrant and Julia Taylor			Filed herewith
10.18#	Offer Letter, dated December 21, 2022, by and between the Registrant and Ted Dworkin			Filed herewith
10.19#	Form of Performance Stock Unit Award Agreement - Financial performance	10-Q	10.2	July 28, 2022
10.20#	Form of Performance Stock Unit Award Agreement - Stock Price performance	10-Q	10.3	July 28, 2022
10.21#	Form of Performance Stock Unit Award Agreement	10-Q	10.1	May 9, 2023
21.1	Subsidiaries of the Registrant			Filed herewith
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm			Filed herewith
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm			Filed herewith
24.1	Power of Attorney (contained on signature page hereto)			Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
97.1	Policy for Recovery of Erroneously Awarded Compensation			Filed herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)			Filed herewith
*The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
# Indicates management contract or compensatory plan, contract or agreement.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2024	Eventbrite, Inc.

	By:	/s/ Julia Hartz
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Julia Hartz	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2024
Julia Hartz

/s/ Charles Baker	Chief Financial Officer (Principal Financial Officer)	February 27, 2024
Charles Baker

/s/ Xiaojing Fan	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2024
Xiaojing Fan

/s/ Katherine August-deWilde	Director	February 27, 2024
Katherine August-deWilde

/s/ Kevin Hartz	Chairman and Director	February 27, 2024
Kevin Hartz

/s/ Jane Lauder	Director	February 27, 2024
Jane Lauder

/s/ Sean P. Moriarty	Lead Independent Director	February 27, 2024
Sean P. Moriarty

/s/ Helen Riley	Director	February 27, 2024
Helen Riley

/s/ Steffan C. Tomlinson	Director	February 27, 2024
Steffan C. Tomlinson

/s/ Naomi Wheeless	Director	February 27, 2024
Naomi Wheeless

/s/ April Underwood	Director	February 27, 2024
April Underwood

/s/ Pilar Manchón	Director	February 27, 2024
Pilar Manchón