Form 10-Q
period 2024-03-31
Eventbrite, Inc.
filed 2024-05-02
CIK 1475115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 001-38658
_______________________________________________________________________________
EVENTBRITE, INC.
(Exact name of registrant as specified in its charter)
________________________________________________________________________________

Delaware	14-1888467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2024, 81,453,841 shares of Registrant's Class A common stock and 15,661,433 shares of Registrant's Class B common stock were outstanding.

EVENTBRITE, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "appears," "shall," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements related to our future financial or operational results; our convertible senior notes, our future financial performance, including our revenue, costs of revenue and operating expenses; our anticipated growth and growth strategies, changes in our business model and our corporate strategy and expectations with respect to our restructuring plan; our advance payout program; the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs; our ability to successfully defend litigation brought against us and the potential effect of any current litigation on our business, financial position, results of operations or liquidity.
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors, including those described in the section titled "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report on Form 10-Q. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

EVENTBRITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts and share data) (Unaudited)
	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$579,940	$489,200
Funds receivable	35,290	48,773
Short-term investments, at amortized cost	113,703	153,746
Accounts receivable, net	3,314	2,814
Creator signing fees, net	651	634
Creator advances, net	5,626	2,804
Prepaid expenses and other current assets	11,276	13,880
Total current assets	749,800	711,851
Creator signing fees, net noncurrent	1,282	1,303
Property and equipment, net	10,989	9,384
Operating lease right-of-use assets	1,100	177
Goodwill	174,388	174,388
Acquired intangible assets, net	11,223	13,314
Other assets	3,375	2,913
Total assets	$952,157	$913,330
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, creators	$356,863	$303,436
Accounts payable, trade	651	1,821
Chargebacks and refunds reserve	8,718	8,088
Accrued compensation and benefits	8,746	17,522
Accrued taxes	7,136	8,796
Operating lease liabilities	1,937	1,523
Other accrued liabilities	19,505	16,425
Total current liabilities	403,556	357,611
Accrued taxes, noncurrent	4,362	4,526
Operating lease liabilities, noncurrent	1,922	1,768
Long-term debt	358,194	357,668
Total liabilities	768,034	721,573
Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized; 99,216,121 shares issued and outstanding as of March 31, 2024; 101,276,416 shares issued and outstanding as of December 31, 2023	1	1
Additional paid-in capital	1,019,101	1,007,190
Treasury stock, at cost; 2,652,174 shares of common stock as of March 31, 2024 and no shares as of December 31, 2023	(15,055)	—
Accumulated deficit	(819,924)	(815,434)
Total stockholders’ equity	184,123	191,757
Total liabilities and stockholders’ equity	$952,157	$913,330

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)
	Three Months Ended March 31,
	2024	2023
Net revenue	$86,252	$77,914
Cost of net revenue	25,032	26,395
Gross profit	61,220	51,519
Operating expenses
Product development	26,684	26,564
Sales, marketing and support	20,869	17,060
General and administrative	21,237	21,718
Total operating expenses	68,790	65,342
Loss from operations	(7,570)	(13,823)
Interest income	7,407	5,453
Interest expense	(2,800)	(2,752)
Other income (expense), net	(1,253)	(953)
Loss before income taxes	(4,216)	(12,075)
Income tax provision (benefit)	274	611
Net loss	$(4,490)	$(12,686)
Net loss per share, basic and diluted	$(0.05)	$(0.13)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	99,109	99,503

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	85,614,983	$1	15,661,433	$—	—	$—	$1,007,190	$(815,434)	$191,757
Issuance of restricted stock awards	9,665	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	887,751	—	—	—	—	—		—	—
Shares withheld related to net share settlement	(305,537)	—	—	—	—	—	(2,612)	—	(2,612)
Repurchase of common stock	(2,652,174)	—	—	—	2,652,174	(15,055)	—	—	(15,055)
Stock-based compensation	—	—	—	—	—	—	14,523	—	14,523
Net loss	—	—	—	—	—	—	—	(4,490)	(4,490)
Balance at March 31, 2024	83,554,688	$1	15,661,433	$—	2,652,174	$(15,055)	$1,019,101	$(819,924)	$184,123

	Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	81,529,265	$1	17,640,167	$—	—	$—	$955,509	$(788,955)	$166,555
Issuance of common stock upon exercise of stock options	77,378	—	—	—	—	—	463	—	463
Issuance of restricted stock awards	10,375	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	551,060	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(193,445)	—	—	—	—	—	(1,822)	—	(1,822)
Stock-based compensation	—	—	—	—	—	—	12,365	—	12,365
Net loss	—	—	—	—	—	—	—	(12,686)	(12,686)
Balance at March 31, 2023	81,974,633	$1	17,640,167	$—	—	$—	$966,515	$(801,641)	$164,875

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, Unaudited)
	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(4,490)	$(12,686)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,594	3,531
Stock-based compensation expense	13,962	12,094
Amortization of debt discount and issuance costs	526	498
Unrealized (gain) loss on foreign currency exchange	(1,222)	(1,133)
Accretion on short-term investments	(1,877)	(1,552)
Non-cash operating lease expenses	133	1,875
Amortization of creator signing fees	194	210
Changes related to creator advances, creator signing fees, and allowance for credit losses	423	(727)
Provision for chargebacks and refunds	5,046	4,717
Other	155	314
Changes in operating assets and liabilities
Accounts receivable	(899)	(543)
Funds receivable	13,668	17,835
Creator signing fees and creator advances	(3,036)	665
Prepaid expenses and other assets	2,142	(237)
Accounts payable, creators	52,002	57,699
Accounts payable	(1,151)	(125)
Chargebacks and refunds reserve	(4,416)	(4,621)
Accrued compensation and benefits	(8,776)	142
Accrued taxes	(2,020)	(4,580)
Operating lease liabilities	(488)	(1,058)
Other accrued liabilities	7	2,848
Net cash provided by operating activities	63,477	75,166
Cash flows from investing activities
Purchases of short-term investments	(84,113)	(94,679)
Maturities of short-term investments	126,033	—
Purchases of property and equipment	(316)	(286)
Capitalized internal-use software development costs	(2,257)	(1,484)
Net cash provided by (used in) investing activities	39,347	(96,449)
Cash flows from financing activities
Repurchase of common stock	(12,010)	—
Proceeds from exercise of stock options	—	463
Taxes paid related to net share settlement of equity awards	(2,612)	(1,822)
Principal payments on finance lease obligations	—	(1)
Net cash used in financing activities	(14,622)	(1,360)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,538	1,797
Net increase in cash, cash equivalents and restricted cash	90,740	(20,846)
Cash, cash equivalents and restricted cash
Beginning of period	489,200	540,174
End of period	$579,940	$519,328
Supplemental cash flow data
Interest paid	$798	$798
Income taxes paid, net of refunds	169	(15)
Non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,011	—
Reduction of right-of-use assets due to modification or exit	$—	$1,039
Other accrued liability recorded for treasury stock purchases	$3,004	—

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Overview and Basis of Presentation
Description of Business
Eventbrite, Inc. (Eventbrite or the Company) operates a two-sided marketplace that connects millions of creators and consumers every month to share their passions, artistry, and causes through live experiences. Creators use the Company's highly-scalable self-service ticketing and marketing tools to plan, promote, and sell tickets to their events and event seekers use the Company's website and mobile application to discover and purchase tickets to experiences they love.
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
The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal and recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations and cash flows for the interim periods. The condensed consolidated balance sheet at December 31, 2023 has been derived from audited consolidated financial statements as of that date. All intercompany transactions and balances have been eliminated. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other future annual or interim period.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K).
Reclassifications
Certain reclassifications may have been made to the Company's prior year’s condensed consolidated financial statements to conform to the Company's current year presentation. These reclassifications had no effect on the Company's previously reported loss before income taxes.
Significant Accounting Policies
There have been no changes to the Company's significant accounting policies described in the 2023 Form 10-K that have had a material impact on the Company's unaudited condensed consolidated financial statements and related notes.
Use of Estimates
In order to conform with U.S. GAAP, the Company is required to make certain estimates, judgments and assumptions when preparing its condensed consolidated financial statements. These estimates, judgments and assumptions affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. These estimates include, but are not limited to, the recoverability of creator signing fees and creator advances, chargebacks and refunds reserve, certain assumptions used in the valuation of equity awards, assumptions used in determining the fair value of business combinations, the allowance for credit losses, and indirect tax reserves. The Company evaluates these estimates on an ongoing basis. Actual results could differ from those estimates and such differences could be material to the Company’s condensed consolidated financial statements.
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
2. Restructuring
In February 2023, the Board of Directors of the Company approved a restructuring plan (the Plan) designed to reduce operating costs, drive efficiencies by consolidating development and support talent into regional hubs, and enable investment for potential long-term growth.
The Company incurred costs of $0.1 million in connection with the Plan during the three months ended March 31, 2024, which consisted of costs related to severance and other employee termination benefits.
A summary of the restructuring related costs for the three months ended March 31, 2024 as follows (in thousands):

Severance and other termination benefits
Cost of net revenue	$59
Product development	42
General and administrative	34
Total	$135
The restructuring related costs incurred to date were $16.4 million, which consists of $12.0 million in costs related to severance, and other employee termination benefits, and $4.4 million primarily related to lease abandonment costs.
The following table is a summary of the changes in the restructuring related liabilities, included within accrued compensation and benefits and other accrued liabilities on the condensed consolidated balance sheets, associated with the Plan (in thousands):

Balance as of January 1, 2023	$—
Restructuring related costs accrued	16,294
Cash payment	(9,770)
Non-cash items applied	(4,388)
Balance as of December 31, 2023	2,136
Restructuring related costs accrued	135
Cash payment	$(1,944)
Balance as of March 31, 2024	$327
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

For payment processing services, the Company provides the event creator with the choice of whether to use Eventbrite Payment Processing (EPP) or to use a third-party payment processor, referred to as Facilitated Payment Processing (FPP).
Under the EPP option, the Company is the merchant of record and is responsible for processing the transaction and collecting the face value of the ticket and all associated fees at the time the ticket is sold. The Company is also responsible for remitting these amounts collected, less the Company's fees, to the event creator. For EPP services, the Company determined that it is the principal in providing the service as the Company is responsible for fulfilling the promise to process the payment and has discretion in establishing the price of its service. As a result, the Company records revenue on a gross basis related to its EPP service fees. Costs incurred for processing the ticketing transactions are included in cost of net revenues in the condensed consolidated statements of operations. Under the FPP option, the Company is not responsible for processing the transaction or collecting the face value of the ticket and associated fees. In this case, the Company records revenue on a net basis related to its FPP service fees.
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
Advertising Revenue
Advertising revenue represents services that enable creators to promote featured content on the Eventbrite platform or mobile application. The Company considers that it satisfies its performance obligation as it provides the services to customers and recognizes revenue as advertising impressions are displayed to consumers.
Organizer Fee Revenue
In the second quarter of 2023, the Company expanded access to its comprehensive suite of event marketing tools to all creators and introduced new pricing plans and subscription packages to creators when publishing events on the Eventbrite marketplace. Under the new pricing plans, the Company charges an organizer fee under two plan options.
The Flex plan is charged per event. The Company considers that it satisfies its performance obligation as it provides services to creators to publish their event on the Eventbrite marketplace and recognizes revenue, based on the ticket capacity selected, at that point-in-time. The Pro plan is a monthly or annual subscription to publish unlimited events. The Company considers that it satisfies its performance obligation as it provides the subscribed services under the plan and recognizes revenue ratably over the subscription period. Organizer fees are nonrefundable.
4. Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid financial instruments, including bank deposits, money market funds and U.S. Treasury securities with an original maturity of three months or less at the date of purchase, to be cash equivalents. Due to the short-term nature of the instruments, the carrying amounts reported in the condensed consolidated balance sheets approximate their fair value.
Cash and cash equivalents balances include the face value of tickets sold on behalf of creators and their share of service charges, which are to be remitted to the creators. Such balances were $324.8 million and $259.2 million as of March 31, 2024 and December 31, 2023, respectively. These ticketing proceeds are legally unrestricted, and the Company invests a portion of ticketing proceeds in U.S. Treasury bills with original maturities greater than three months and less than one year. These amounts due to creators are included in accounts payable, creators on the condensed consolidated balance sheets.

During 2023, the Company issued letters of credit relating to contracts entered into with other parties under lease agreements and other agreements which were collateralized with cash. This cash was classified as noncurrent restricted cash on the condensed consolidated balance sheets. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2024	December 31, 2023	March 31, 2023
Cash and cash equivalents	$579,940	$489,200	$518,446
Restricted cash	—	—	882
Total cash, cash equivalents and restricted cash	$579,940	$489,200	$519,328
5. Short-term Investments
The Company invests certain of its excess cash in short-term debt instruments which consist of U.S. Treasury bills with original maturities greater than three months and less than one year. All short-term investments are classified as held-to-maturity and are recorded and held at amortized cost. Investments are considered to be impaired when a decline in fair value is deemed to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, the carrying value of an instrument is adjusted to its fair value on a non-recurring basis. No such fair value impairment was recognized during the three months ended March 31, 2024 and year ended December 31, 2023.
The following tables summarize the Company's financial instruments that were measured at fair value on a non-recurring basis (in thousands):

		March 31, 2024
Description	Classification	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holdings losses	Aggregate fair value
Savings deposits	Cash equivalents	$93,926	$—	$—	$93,926
US Treasury securities	Short-term investments	113,703	—	(13)	113,690
		$207,629	$—	$(13)	$207,616

		December 31, 2023
Description	Classification	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holdings losses	Aggregate fair value
Savings deposits	Cash equivalents	$51,487	$—	$—	$51,487
US Treasury securities	Short-term investments	153,746	17	(12)	153,751
		$205,233	$17	$(12)	$205,238

6. Funds Receivable
Funds receivable represents cash-in-transit from third-party payment processors that is received by the Company within approximately five business days from the date of the underlying ticketing transaction. For periods ending on a weekend or a bank holiday, the funds receivable balance will typically be higher than for periods ending on a weekday, as the Company settles payment processing activity on business days. The funds receivable balance includes the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such amounts were $32.1 million and $44.2 million as of March 31, 2024 and December 31, 2023, respectively.

7. Accounts Receivable, Net
Accounts receivable, net is comprised of invoiced amounts to customers who use a third-party facilitated payment processor (FPP). In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including the age of the balance, the creditworthiness of the customer and the customer’s current financial condition. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. The following table summarizes the Company’s accounts receivable balance (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable, customers	$4,237	$3,524
Allowance for credit losses	(923)	(710)
Accounts receivable, net	$3,314	$2,814
8. Creator Signing Fees, Net
Creator signing fees are incentives that are offered and paid by the Company to secure exclusive ticketing and payment processing rights with certain creators. Creator signing fees are presented net of reserves on the condensed consolidated balance sheet. The benefit the Company receives by securing exclusive ticketing and payment processing rights with certain creators from creator signing fees is inseparable from the customer relationship with the creators and accordingly the amortization of these fees is recorded as a reduction of revenue in the condensed consolidated statements of operations.
As of March 31, 2024, the balance of creator signing fees, net is being amortized over a weighted-average remaining contract life of 2.3 years on a straight-line basis. The following table summarizes the activity in creator signing fees for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$1,937	$1,748
Creator signing fees paid	221	—
Amortization of creator signing fees	(194)	(210)
Write-offs and other adjustments	(31)	410
Balance, end of period	$1,933	$1,948
Creator signing fees are classified as follows on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	March 31, 2024	December 31, 2023	March 31, 2023
Creator signing fees, net	$651	$634	$792
Creator signing fees, net noncurrent	1,282	1,303	1,156
Total creator signing fees	$1,933	$1,937	$1,948

9. Creator Advances, Net
Creator advances are incentives that are offered by the Company which provide the creator with funds in advance of the event. Creator advances are presented net of reserves on the condensed consolidated balance sheet. These are subsequently recovered by withholding amounts due to the Company from the sale of tickets for the event until the creator payment has been fully recovered.
The following table summarizes the activity in creator advances for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$2,804	$721
Creator advances paid	2,987	—
Creator advances recouped	(173)	(302)
Write-offs and other adjustments	8	165
Balance, end of period	$5,626	$584
10. Accounts Payable, Creators
Accounts payable, creators consists of unremitted ticket sale proceeds, net of Eventbrite service fees and applicable taxes. Amounts are remitted to creators within five business days subsequent to the completion of the related event. Creators may apply to receive a portion of these proceeds prior to completion of their events.
For qualified creators, the Company passes ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, the Company refers to these payments as advance payouts. When an advance payout is made, the Company reduces its cash and cash equivalents with a corresponding decrease to its accounts payable, creators. As of March 31, 2024 and December 31, 2023, advance payouts outstanding was $153.9 million and $115.3 million, respectively.
11. Chargebacks and Refunds Reserve
The terms of the Company's standard merchant agreement obligate creators to reimburse attendees who are entitled to refunds. The Company records estimates for refunds and chargebacks of its fees as contra-revenue. When the Company provides advance payouts, it assumes risk that the event may be canceled, fraudulent, or materially not as described, resulting in significant chargebacks and refund requests. See Note 10, “Accounts Payable, Creators.” If the creator is insolvent, has spent the proceeds of the ticket sales for event-related costs, has canceled the event, or has engaged in fraudulent activity, the Company may not be able to recover its losses from these events, and such unrecoverable amounts could equal the value of the transaction or transactions settled to the creator prior to the event that is disputed, plus any associated chargeback fees not assumed by the creator. The Company records reserves for estimated advance payout losses as an operating expense classified within sales, marketing and support.
Reserves are recorded based on the Company's assessment of various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, macroeconomic conditions, and actual chargeback and refund activity trends. The chargebacks and refunds reserve was $8.7 million and $8.1 million, which primarily includes reserve balances for estimated advance payout losses of $5.4 million and $6.0 million, as of March 31, 2024 and December 31, 2023, respectively.
The Company will adjust reserves in the future to reflect best estimates of future outcomes. The Company cannot predict the outcome of or estimate the possible recovery or range of recovery from these matters. It is possible that the reserve amount will not be sufficient and the Company's actual losses could be materially different from its current estimates.
12. Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	March 31, 2024	December 31, 2023
Capitalized internal-use software development costs	$65,433	$62,615
Furniture and fixtures	179	179
Computers and computer equipment	3,905	3,617
Leasehold improvements	924	924
Property and equipment	70,441	67,335
Less: Accumulated depreciation and amortization	(59,452)	(57,951)
Property and equipment, net	$10,989	$9,384

The Company recorded the following amounts related to depreciation of fixed assets and capitalized internal-use software development costs during the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Depreciation expense	$207	$479
Amortization of capitalized internal-use software development costs	1,296	822
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
The components of operating lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease costs	$133	$1,875
Sublease income	—	(52)
Total operating lease costs, net	$133	$1,823
As of March 31, 2024, the Company's operating leases had a weighted-average remaining lease term of 2.0 years and a weighted-average discount rate of 4.6%.
As of March 31, 2024, maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
The remainder of 2024	$1,546
2025	2,117
2026	372
Total future operating lease payments	4,035
Less: Imputed interest	(176)
Total operating lease liabilities	$3,859

Operating lease liabilities, current	$1,937
Operating lease liabilities, noncurrent	1,922
Total operating lease liabilities	$3,859
14. Goodwill and Acquired Intangible Assets, Net
The carrying amounts of the Company's goodwill was $174.4 million as of March 31, 2024 and December 31, 2023. The Company tests goodwill for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. The Company did not record any goodwill impairment during the three months ended March 31, 2024.
Acquired intangible assets consisted of the following (in thousands):

	March 31, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Developed technology	$22,396	$(21,885)	$511	$22,396	$(21,679)	$717
Customer relationships	74,884	(64,172)	10,712	74,884	(62,287)	12,597
Tradenames	1,350	(1,350)	—	1,350	(1,350)	—
Acquired intangible assets, net	$98,630	$(87,407)	$11,223	$98,630	$(85,316)	$13,314
The following table set forth the amortization expense recorded related to acquired intangible assets during the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of net revenue	$206	$203
Sales, marketing and support	1,885	2,027
Total amortization of acquired intangible assets	$2,091	$2,230
As of March 31, 2024, the total expected future amortization expense of acquired intangible assets by year is as follows (in thousands):

The remainder of 2024	$6,209
2025	5,014
Total expected future amortization expense	$11,223
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
The Company’s cash equivalents, funds receivable, accounts receivable, accounts payable and other current liabilities approximate their fair value. All of these financial assets and liabilities are Level 1, except for debt. See Note 16, “Debt,” for details regarding the fair value of the Company's convertible senior notes.
16. Debt
As of March 31, 2024 and December 31, 2023, long-term debt consisted of the following (in thousands):

	March 31, 2024			December 31, 2023
	2026 Notes	2025 Notes	Total	2026 Notes	2025 Notes	Total
Outstanding principal balance	$212,750	$150,000	$362,750	$212,750	$150,000	$362,750
Less: Debt issuance costs	(2,606)	(1,950)	(4,556)	(2,864)	(2,218)	(5,082)
Carrying amount, long-term debt	$210,144	$148,050	$358,194	$209,886	$147,782	$357,668

The following tables set forth the total interest expense recognized related to the term loans and the convertible notes for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash interest expense	$2,274	$2,253
Amortization of debt issuance costs	526	498
Total interest expense	$2,800	$2,751

The following table summarizes the Company's contractual obligation to settle commitments related to the 2026 Notes and 2025 Notes as of March 31, 2024 (in thousands):

	Payments due by Year
	Total	2024	2025	2026
Convertible Senior Notes Due 2026	$212,750	$—	$—	$212,750
Interest obligations on 2026 Notes (1)	3,990	798	1,596	1,596
Convertible Senior Notes Due 2025	150,000	—	150,000	—
Interest obligations on 2025 Notes (1)	15,000	7,500	7,500	—
(1) The 2026 Notes and 2025 Notes bear interest at a fixed rate of 0.750% and 5.000% per year, respectively.
The effective interest rate of the 2026 Notes is 1.3%. The Company recorded cash interest of $0.4 million, and amortization of debt issuance costs of $0.3 million and $0.2 million during the three months ended March 31, 2024 and March 31, 2023 respectively.
The effective interest rate of the 2025 Notes is 5.8%. The Company recorded cash interest of $1.9 million, and amortization of debt issuance costs of $0.3 million during the three months ended March 31, 2024 and March 31, 2023.
The fair value of the 2026 Notes and 2025 Notes, which the Company has classified as a Level 2 instrument, was $183.2 million and $148.5 million respectively, as of March 31, 2024. The fair value of the Notes is determined using observable market prices on the last business day of the period.
17. Commitments and Contingencies
The Company's principal commitments consist of obligations under the 2025 Notes and 2026 Notes (including principal and coupon interest), operating leases for office space, as well as non-cancellable purchase commitments. See Note 16, "Debt" for contractual obligations to settle commitments relating to the 2025 Notes, 2026 Notes and Note 13, "Leases" for operating leases for office space.
Other than as described above, there were no material changes outside the Company's normal course of business in its commitments under contractual obligations from those disclosed in the 2023 Form 10-K.
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
Commercial Contract Litigation
On June 18, 2020, the Company filed a Complaint in the United States District Court for the Northern District of California against M.R.G. Concerts Ltd. (MRG) and Matthew Gibbons (Gibbons), asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory judgment, unfair competition, and common counts under California law, arising out of MRG and Gibbons' termination of certain contracts with the Company and their refusal to make various payments to the Company required by those contracts. MRG asserted counterclaims against the Company for breach of one of the contracts in issue, as well as for breach of the implied covenant of good faith and fair dealing, unfair competition, and declaratory judgment. A jury trial commenced on May 16, 2022. On May 23, 2022, the jury issued a verdict in Eventbrite’s favor and awarded the Company $11.0 million in damages. Defendants filed a motion seeking to reduce the verdict or hold a new trial, and the Company filed a motion for pre-judgment and post-judgment interest as well as to recover its attorneys’ fees and costs of suit per the parties’ contracts. On November 1, 2022, the District Court denied defendants' motion, granted the Company’s motion, and entered an Amended Final Judgment in the Company’s favor in the amount of $14.9 million. MRG appealed on April 2023. On December 26, 2023, the Ninth Circuit Court of Appeals found in MRG’s favor, vacating the judgment as to damages, reversing the District Court’s decision denying remittitur, and remanding the case back to the District Court to enter an amended final judgment reducing damages by $6.3 million and accompanying prejudgment interest. On April 16, 2024, the District Court entered the Amended Final Judgment in favor of Eventbrite in the amount of approximately $7.6 million, with additional interest accruing per day. The Company has not recorded any gain in relation to this verdict as of March 31, 2024.
Tax Matters
The Company is currently under audit in certain jurisdictions with regard to indirect tax matters. The Company establishes reserves for indirect tax matters when it determines that the likelihood of a loss is probable, and the loss is reasonably estimable. Accordingly, the Company has established a reserve for the potential settlement of issues related to sales and other indirect taxes in the amount of $1.1 million and $1.1 million as of March 31, 2024 and December 31, 2023, respectively. These amounts, which represent management’s best estimates of its potential liability, include potential interest and penalties of $0.2 million and $0.2 million as of March 31, 2024 and December 31, 2023, respectively.
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
18. Stockholders' Equity
Common Stock Repurchase
On March 14, 2024 our board of directors announced that it approved a share repurchase program with authorization to purchase up to $100.0 million of the Company’s Class A common stock, which does not have an expiration date. Through March 31, 2024, we repurchased 2,652,174 shares of our Class A common stock for an aggregate amount of $15.1 million, which includes amounts accrued for the 1% excise tax as a result of the Inflation Reduction Act of 2022. As of March 31, 2024, approximately $85.0 million remained available and authorized for future repurchases.
The volume and timing of any repurchases will be subject to general market conditions, as well as our management of capital, general business conditions, other investment opportunities and other factors. Shares may be repurchased through open market purchases, block trades, privately negotiated transactions, accelerated share repurchase transactions or by any combination of such methods, and any repurchases may be made pursuant to Rule 10b5-1 plans. The share repurchase program does not obligate us to repurchase any specific number of shares, has no time limit and may be modified, suspended or discontinued at any time at the Company’s discretion.
Subsequent to March 31, 2024, from April 1, 2024, through May 2, 2024, we repurchased 2,829,455 shares of our Class A common stock at an average price per share of $5.48 for a total purchase price of $15.6 million. As of May 2, 2024, approximately $69.4 million remained available and authorized for future repurchases.
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
As of March 31, 2024, there were 5,537,652 and 6,757,763 options issued and outstanding under the 2010 Plan and 2018 Plan, respectively (collectively, the Plans). As of March 31, 2024, 10,570,354 shares of Class A common stock were available for grant under the 2018 Plan.
Stock options granted typically vest over a four-year period from the date of grant. Options awarded under the Plans are exercisable for up to ten years.
Stock Option Activity
Stock option activity for the three months ended March 31, 2024 is presented below:

	Outstanding options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2023	12,318,335	$12.06	5.4	$2,845
Canceled	(22,920)	9.50
Balance as of March 31, 2024	12,295,415	12.07	5.1	20
Vested and exercisable as of March 31, 2024	10,600,260	12.15	4.6	20
Vested and expected to vest as of March 31, 2024	12,214,598	$12.08	5.1	$20
The aggregate intrinsic value in the table above represents the difference between the fair value of Class A common stock and the exercise price of outstanding, in-the-money stock options at March 31, 2024.
As of March 31, 2024, the total unrecognized stock-based compensation expense related to stock options outstanding was $9.3 million, which will be recognized over a weighted-average period of 1.9 years. There were no options granted during the three months ended March 31, 2024.

Stock Award Activity
Stock award activity, which includes RSUs, PSUs and restricted stock awards (RSAs), for the three months ended March 31, 2024 is presented below:

	Outstanding RSUs, RSAs and PSUs	Weighted-average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2023	12,478,798	$9.40	1.2	$104,315
Awarded	489,031	7.60
Released	(897,416)	10.51
Canceled	(330,724)	9.88
Balance as of March 31, 2024	11,739,689	9.23	1.1	64,333
Vested and expected to vest as of March 31, 2024	10,817,655	$9.23	1.0	$59,281
As of March 31, 2024, the total unrecognized stock-based compensation expense related to stock awards, was $68.2 million, which will be recognized over a weighted-average period of 1.8 years.
Stock-based Compensation Expense
Stock-based compensation expense recognized in connection with stock options, RSUs, RSAs, PSUs and the Employee Stock Purchase Plan (ESPP) during each of the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of net revenue	$152	$197
Product development	5,974	4,324
Sales, marketing and support	2,433	2,228
General and administrative	5,403	5,345
Total	$13,962	$12,094
The Company capitalized $0.6 million of stock-based compensation expense related to capitalized software costs during the three months ended March 31, 2024, compared to $0.3 million during the three months ended March 31, 2023.
19. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. As the Company had net losses for the three months ended March 31, 2024 and 2023, all potentially issuable shares of Class A common stock were determined to be anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Net loss	$(4,490)	$(12,686)
Weighted-average shares used in computing net loss per share, basic and diluted	99,109	99,503
Net loss per share, basic and diluted	$(0.05)	$(0.13)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect (in thousands):

	March 31, 2024	March 31, 2023
Shares related to convertible senior notes	19,538	19,538
Stock options to purchase common stock	12,295	12,690
Restricted stock units	11,641	10,869
ESPP	138	150
Total shares of potentially dilutive securities	43,612	43,247
For the 2025 Notes and 2026 Notes, the conversion spread of 11.9 million shares and 7.6 million shares, respectively, will have a dilutive impact on diluted net income per share of Class A common stock when the average market price of the Company’s Class A common stock for a given period exceeds the conversion price of $12.60 per share for the 2025 Notes and $27.89 per share for the 2026 Notes.
20. Income Taxes
The Company recorded an income tax expense of $0.3 million for the three months ended March 31, 2024, compared to $0.6 million for the three months ended March 31, 2023. The decrease was primarily attributable to insignificant non-routine tax expenses recorded during the prior year and changes in taxable earnings mix.
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
21. Geographic Information
The following table presents the Company's total net revenue by geography based on the currency of the underlying transaction (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$63,283	$58,397
International	22,969	19,517
Total net revenue	$86,252	$77,914
No individual country included in international net revenue represents more than 10% of the total consolidated net revenue for any of the periods presented.
Substantially all of the Company's long-lived assets are located in the United States.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (2023 Form 10-K) filed with the United States Securities and Exchange Commission (SEC) on February 27, 2024. In addition to historical condensed consolidated financial information, the following discussion and analysis contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our 2023 Form 10-K and this Quarterly Report on Form 10-Q. References herein to "Eventbrite," the "Company," "we," "us" or "our" refer to Eventbrite, Inc. and its subsidiaries, unless the context requires otherwise.
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
Paid Ticket Volume
Paid ticket volume is measured by the number of tickets sold on our platform that generate ticket fees, referred to as paid ticket volume. We consider paid ticket volume an important indicator of the underlying health of the business. The table below sets forth the paid ticket volume for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Paid ticket volume	21,216	23,178
Our paid ticket volume for events in the United States and outside of the United States was 60% and 40%, respectively, in the three months ended March 31, 2024, compared to 62% and 38%, respectively, in the three months ended March 31, 2023.
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

The following table presents our Adjusted EBITDA for the periods indicated and a reconciliation of our Adjusted EBITDA to the most comparable GAAP measure, net loss, for each of the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss (1)	$(4,490)	$(12,686)
Add:
Depreciation and amortization	3,594	3,515
Stock-based compensation	13,962	12,094
Interest income	(7,407)	(5,453)
Interest expense	2,800	2,752
Employer taxes related to employee equity transactions	427	356
Other (income) expense, net	1,253	953
Income tax provision (benefit)	274	611
Adjusted EBITDA	$10,413	$2,142
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

Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of net revenue for the periods presented (in thousands):

Condensed Consolidated Statements of Operations	Three Months Ended March 31,
	2024	2023
Net revenue	$86,252	$77,914
Cost of net revenue	25,032	26,395
Gross profit	61,220	51,519
Operating expenses:
Product development	26,684	26,564
Sales, marketing and support	20,869	17,060
General and administrative	21,237	21,718
Total operating expenses	68,790	65,342
Loss from operations	(7,570)	(13,823)
Interest income	7,407	5,453
Interest expense	(2,800)	(2,752)
Other income (expense), net	(1,253)	(953)
Loss before income taxes	(4,216)	(12,075)
Income tax provision (benefit)	274	611
Net loss	$(4,490)	$(12,686)

Condensed Consolidated Statements of Operations, as a percentage of net revenue	Three Months Ended March 31,
	2024	2023
Net revenue	100%	100%
Cost of net revenue	29%	34%
Gross profit	71%	66%
Operating expenses:
Product development	31%	34%
Sales, marketing and support	24%	22%
General and administrative	25%	28%
Total operating expenses	80%	84%
Loss from operations	(9)%	(18)%
Interest income	9%	7%
Interest expense	(3)%	(4)%
Other income (expense), net	(2)%	(1)%
Loss before income taxes	(5)%	(16)%
Income tax provision (benefit)	—%	1%
Net loss	(5)%	(17)%

Net Revenue
We currently generate revenues primarily from service fees and payment processing fees from the sale of paid tickets on our platform. Our ticketing fee structure typically consists of a flat per ticket fee and a percentage of the price of each ticket sold by a creator. Revenue is recognized when control of promised goods or services is transferred to the creator, which is when the ticket is sold for service fees and payment processing fees. We also derive a portion of revenues from fees associated with advertising and other marketplace services for creators to publish and promote events. In the second quarter of 2023, we launched new pricing plans and subscription packages, which may include an organizer fee to creators in order to publish an event on the Eventbrite marketplace. Net revenue excludes sales taxes and value-added taxes (VAT) and is presented net of estimated customer refunds, chargebacks and amortization of creator signing fees.

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands except percentages)
Total net revenue	$86,252	$77,914	$8,338	11%
The increase in net revenue during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily driven by a $9.3 million increase in our marketplace revenue, which consists of organizer fees, launched in June 2023, and advertising services. This increase was offset by a $1.0 million decrease in ticketing revenue driven by lower paid ticket volume.
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

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands except percentages)
Cost of net revenue	$25,032	$26,395	$(1,363)	(5)%
Percentage of total net revenue	29%	34%
Gross margin	71%	66%
The decrease in cost of net revenue during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, was primarily due to lower payment processing costs associated with the decrease in ticket sales volume.
Our gross margin improved during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to higher margin attributed to our marketplace revenue.
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

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands except percentages)
Product development	$26,684	$26,564	$120	—%
Percentage of total net revenue	31%	34%
Product development expenses remained relatively consistent for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
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

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands except percentages)
Sales, marketing and support	$20,869	$17,060	$3,809	22%
Percentage of total net revenue	24%	22%

The increase in sales, marketing and support expenses during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily driven by a $2.5 million increase in employee compensation related expenses, including stock-based compensation, due to headcount growth. Additionally, there was a $0.6 million increase in marketing spend associated with advertising and agency fees to support our consumer marketing campaigns.
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

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands except percentages)
General and administrative	$21,237	$21,718	$(481)	(2)%
Percentage of total net revenue	25%	28%
General and administrative expenses remained relatively consistent for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents, marketable securities and amounts held on behalf of customers.

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands except percentages)
Interest income	$7,407	$5,453	$1,954	36%
Percentage of total net revenue	9%	7%
The increase in interest income of $2.0 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily due to interest rate movements and higher cash and investment balances.
Interest Expense
In March 2021, we issued the 2026 Notes, which consisted of $212.75 million aggregate principal amount of 0.750% convertible senior notes due 2026. In June 2020, we issued the 2025 Notes, which consisted of $150.0 million aggregate principal amount of 5.000% convertible senior notes due 2025.
Interest expense consists primarily of cash interest expense, amortization of debt discount, and issuance costs on our 2025 Notes and 2026 Notes.

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands except percentages)
Interest expense	$2,800	$2,752	$48	2%
Percentage of total net revenue	3%	4%
Interest expense remained relatively consistent for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign exchange rate remeasurement gains and losses recorded from consolidating our subsidiaries each period-end. The primary driver of our other income (expense), net is fluctuation in the value of the U.S. dollar against the local currencies of our foreign subsidiaries.

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands except percentages)
Other income (expense), net	$(1,253)	$(953)	$300	31%
Percentage of total net revenue	(1)%	(1)%
The increase in other expense during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was driven by foreign currency rate measurement fluctuations. We recognized higher foreign currency rate measurement losses during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
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

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands except percentages)
Income tax provision (benefit)	$274	$611	$(337)	(55)%
Percentage of total net revenue	—%	1%
The decrease in provision for income taxes for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily attributable to non-routine tax expenses recorded in the prior year and changes in taxable earnings mix.
Liquidity and Capital Resources
As of March 31, 2024, we had cash and cash equivalents of $579.9 million, short-term investments of $113.7 million and funds receivable of $35.3 million. Our cash and cash equivalents include bank deposits, U.S. Treasury bills, and money market funds held by financial institutions. Our short-term investment portfolio, which consists of U.S. Treasury bills, is designed to preserve principal and provide liquidity. Our funds receivable represents cash-in-transit from credit card processors that is received to our bank accounts within five business days of the underlying ticket transaction. As of March 31, 2024, approximately 18% of our cash was held outside of the United States. We do not expect to incur significant taxes related to these amounts. The cash was held primarily to fund our foreign operations and on behalf of, and to be remitted to, creators. Collectively, our cash and cash equivalents balances represent a mix of cash that belongs to us and cash that is due to creators.
The amounts due to creators, which were $356.9 million as of March 31, 2024, are captioned on our condensed consolidated balance sheets as accounts payable, creators. These ticketing proceeds are legally unrestricted, and we invest a portion of creator cash in U.S. Treasury bills with original maturities greater than three months and less than one year. For qualified creators, we pass ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, we refer to these payments as advance payouts. When we provide advance payouts, we assume risk that the event may be canceled, fraudulent or materially not as described, resulting in significant chargebacks and refund requests. The terms of our standard merchant agreement obligate creators to repay us for ticket sales advanced under such circumstances. If the creator is insolvent, has spent the proceeds of the ticket sales for event-related costs, has canceled the event, or has engaged in fraudulent activity, we may not be able to recover our advance payout losses from these events. Such unrecoverable amounts could equal up to the value of the ticket sales or amounts settled to the creator prior to the event that has been postponed or canceled or is otherwise disputed. We record estimates for losses related to chargebacks and refunds based on various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, macroeconomic conditions, and actual chargeback and refund activity trends. Due to the nature of macroeconomic events, including but not limited to shifts in consumer behavior, inflation, increased labor costs, and rising interest rates, there is a high degree of uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our recorded reserves in the future to reflect our best estimates of future outcomes, and we may pay in cash a portion of, all of, or a greater amount than the $8.7 million provision recorded as of March 31, 2024.

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
On March 14, 2024 our board of directors announced that it approved a share repurchase program with authorization to purchase up to $100.0 million of the Company’s Class A common stock, which does not have an expiration date. Through March 31, 2024, we repurchased 2,652,174 shares of our Class A common stock for an aggregate amount of $15.1 million. As of March 31, 2024, approximately $85.0 million remained available and authorized for future repurchases.
We believe that our existing cash, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect.
Cash Flows
Our cash flow activities were as follows for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$63,477	$75,166
Investing activities	39,347	(96,449)
Financing activities	(14,622)	(1,360)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,538	1,797
Net increase in cash, cash equivalents and restricted cash	$90,740	$(20,846)

Comparison of Three Months Ended March 31, 2024 and 2023
Cash Flows from Operating Activities
The net cash provided by operating activities of $63.5 million for the three months ended March 31, 2024 was primarily due to our net loss of $4.5 million, adjusted for non-cash charges of $20.9 million primarily driven by stock-based compensation expense and changes in our operating assets and liabilities that provided $47.0 million in cash, primarily driven by timing of accounts payable to creators and funds receivable.
The net cash provided by operating activities of $75.2 million for the three months ended March 31, 2023, was primarily due to our net loss of $12.7 million, adjusted for non-cash charges of $19.8 million primarily driven by stock-based compensation expense and changes to our operating assets and liabilities that provided $68.0 million in cash, primarily driven by timing of accounts payable to creators.
Cash Flows from Investing Activities
Net cash provided by investing activities of $39.3 million for the three months ended March 31, 2024 primarily consisted of $84.1 million in purchases of short-term investments, offset by a $126.0 million increase in maturity of short-term investments.
Net cash used in investing activities of $96.4 million for the three months ended March 31, 2023 primarily consisted of $94.7 million in purchases of short-term investments.
Cash Flows from Financing Activities
Net cash used in financing activities of $14.6 million during the three months ended March 31, 2024 was primarily due to the $12.0 million repurchase of our Class A common stock and $2.6 million in taxes paid related to net share settlement of equity awards.

Net cash used in financing activities of $1.4 million during the three months ended March 31, 2023 was primarily due to $1.8 million in taxes paid related to net share settlement of equity awards, offset by $0.5 million in proceeds from the exercise of stock options.
Effect of exchange rate changes on cash, cash equivalents and restricted cash
The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our condensed consolidated statements of cash flows relates to certain of our assets, primarily cash balances held on behalf of creators that are denominated in currencies other than the functional currency. These cash assets held for creators are directly offset by a corresponding liability to creators. During the three months ended March 31, 2024 and March 31, 2023 we recorded a $2.5 million and $1.8 million increase in cash, cash equivalents, and restricted cash, respectively, primarily due to the weakening of the U.S. dollar. The impact of the effect of exchange rate changes are primarily attributed to creator cash balances, which can serve as a natural hedge for the effect of exchange rates on accounts payable, creators presented within operating activities.
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
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements and did not have any such arrangements as of March 31, 2024.
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
Our significant accounting policies are discussed in the "Notes to Consolidated Financial Statements, Note 2 "Significant Accounting Policies" in the 2023 Form 10-K. There have been no significant changes to these policies that have had a material impact on our unaudited condensed consolidated financial statements and related notes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We are exposed to market risk for changes in interest rates related primarily to balances of our financial instruments including cash and cash equivalents and short-term investments. As of March 31, 2024, we had cash and cash equivalents of $579.9 million and short-term investments of $113.7 million, which consisted primarily of money market funds and U.S. Treasury bills. The primary objective of our investment approach is to preserve capital principal and provide liquidity. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. A 10% change in the level of market interest rates would not have a material effect on our business, financial conditions or results of operations. In addition, our 2025 Notes and 2026 Notes (collectively referred to as "Notes") are subject to fixed annual interest charges. These Notes therefore are not exposed to financial or economic risk associated with changes in interest rates. However, the fair value of these Notes may fluctuate when interest rates change or can be affected when the market price of our Class A common stock fluctuates. We carry the convertible senior notes at face value less unamortized issuance cost on our balance sheet, and we present the fair value for required disclosure purposes only.
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
Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required for disclosure in reports filed or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to Company management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in Part I, Item 1A, of our 2023 Form 10-K, except for the following risk factors which supplement the risk factors previously disclosed and should be considered in conjunction with the risk factors set forth in the 2023 Form 10-K. You should carefully consider the risks and uncertainties described in the 2023 Form 10-K, together with all of the other information in the Annual Report and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, and other documents that we file with the U.S. Securities and Exchange Commission. The risks and uncertainties described in the 2023 10-K and this Quarterly Report on Form 10-Q may not be the only ones we face. If any of the risks actually occur, our business, results of operations, financial condition and prospects could be harmed. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
We cannot guarantee that our share repurchase program will be utilized to the full value approved or that it will enhance long-term stockholder value.
Our board of directors has authorized management to repurchase shares of our Class A common stock at management’s discretion. Share repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The manner, timing and amount of any share repurchases may fluctuate and will be determined by us based on a variety of factors, including the market price of our Class A common stock, our priorities for the use of cash to support our business operations and plans, general business and market conditions, tax laws, and alternative investment opportunities, all of which may be further impacted by macroeconomic conditions and factors, including rising interest rates, and inflation, global conflicts, and public health crises. Our share repurchase program authorization does not have an expiration date nor does it obligate us to acquire any specific number or dollar value of shares. Our share repurchase programs may be modified, suspended or terminated at any time, which may result in a decrease in the trading prices of our Class A common stock. Additionally, the Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which increases the costs associated with repurchasing shares of our Class A common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value or may not prove to be the best use of our cash. Share repurchases could have an impact on our share trading prices, increase the volatility of the price of our Class A common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
There were no sales of unregistered equity securities during the three months ended March 31, 2024.
Issuer Purchases of Equity Securities
The table below provides information regarding our share repurchases during the three months ended March 31, 2024:

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1, 2024 - January 31, 2024	—	$—	—	$—
February 1, 2024 - February 29, 2024	—	$—	—	$—
March 1, 2024 - March 31, 2024	2,652,174	$5.65	2,652,174	$84,987
Total	2,652,174	$5.65	2,652,174	$84,987
(1) On March 14, 2024, Eventbrite, Inc. announced that its Board of Directors had approved a share repurchase program with authorization to purchase up to $100.0 million of the Company’s Class A common stock. The share repurchase program does not have an expiration date.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
Director and Officer 10b5-1 Trading Plans (10b5-1 Plans)
There were no written trading arrangements under Rule 10b5-1 that were adopted, terminated or modified by our directors or officers during the three months ended March 31, 2024.
There were no "non-Rule 10b5-1 trading arrangements," as defined in item 408(c) of Regulation S-K, adopted, terminated or modified by our directors or officers during the three months ended March 31, 2024.

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

Eventbrite, Inc.

May 2, 2024	By:	/s/ Julia Hartz
Julia Hartz
Chief Executive Officer
(Principal Executive Officer)

May 2, 2024	By:	/s/ Charles Baker
Charles Baker
Chief Financial Officer
(Principal Financial Officer)

May 2, 2024	By:	/s/ Xiaojing Fan
Xiaojing Fan
Chief Accounting Officer
(Principal Accounting Officer)