Form 10-Q
period 2024-06-30
Eventbrite, Inc.
filed 2024-08-08
CIK 1475115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
95 Third Street, 2nd Floor
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2024, 80,452,711 shares of Registrant's Class A common stock and 15,648,429 shares of Registrant's Class B common stock were outstanding.

EVENTBRITE, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "appears," "shall," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue," or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements related to our future financial or operational results; our Convertible Notes (as defined below); our future financial performance, including our revenue, costs of revenue and operating expenses; our anticipated growth and growth strategies; our advance payout program; the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs; our ability to successfully defend litigation brought against us and the potential effect of any current litigation on our business, financial position, results of operations or liquidity.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

EVENTBRITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts and share data) (Unaudited)
	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$575,499	$489,200
Funds receivable	28,869	48,773
Short-term investments, at amortized cost	56,698	153,746
Accounts receivable, net	4,856	2,814
Creator signing fees, net	3,601	634
Creator advances, net	6,852	2,804
Prepaid expenses and other current assets	12,147	13,880
Total current assets	688,522	711,851
Creator signing fees, net noncurrent	1,553	1,303
Property and equipment, net	12,643	9,384
Operating lease right-of-use assets	1,000	177
Goodwill	174,388	174,388
Acquired intangible assets, net	9,132	13,314
Other assets	7,282	2,913
Total assets	$894,520	$913,330
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, creators	$314,718	$303,436
Accounts payable, trade	1,467	1,821
Chargebacks and refunds reserve	8,213	8,088
Accrued compensation and benefits	8,534	17,522
Accrued taxes	5,712	8,796
Operating lease liabilities	1,973	1,523
Other accrued liabilities	13,062	16,425
Total current liabilities	353,679	357,611
Accrued taxes, noncurrent	4,532	4,526
Operating lease liabilities, noncurrent	1,423	1,768
Long-term debt	358,725	357,668
Total liabilities	718,359	721,573
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized; 96,430,627 shares issued and outstanding as of June 30, 2024; 101,276,416 shares issued and outstanding as of December 31, 2023	1	1
Additional paid-in capital	1,032,205	1,007,190
Treasury stock, at cost; 6,787,969 shares of common stock as of June 30, 2024 and no shares as of December 31, 2023	(37,184)	—
Accumulated deficit	(818,861)	(815,434)
Total stockholders’ equity	176,161	191,757
Total liabilities and stockholders’ equity	$894,520	$913,330

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$84,551	$78,912	$170,803	$156,826
Cost of net revenue	24,611	24,603	49,643	50,998
Gross profit	59,940	54,309	121,160	105,828
Operating expenses
Product development	26,057	23,486	52,741	50,050
Sales, marketing and support	24,521	15,679	45,390	32,739
General and administrative	15,816	21,826	37,053	43,544
Total operating expenses	66,394	60,991	135,184	126,333
Loss from operations	(6,454)	(6,682)	(14,024)	(20,505)
Interest income	7,382	6,926	14,789	12,379
Interest expense	(2,806)	(2,786)	(5,606)	(5,538)
Other income (expense), net	3,725	80	2,472	(873)
Income (loss) before income taxes	1,847	(2,462)	(2,369)	(14,537)
Income tax provision	784	459	1,058	1,070
Net income (loss)	$1,063	$(2,921)	$(3,427)	$(15,607)
Net income (loss) per share
Basic	$0.01	$(0.03)	$(0.04)	$(0.16)
Diluted	$0.01	$(0.03)	$(0.04)	$(0.16)
Weighted-average number of shares outstanding used to compute net income (loss) per share
Basic	96,142	99,995	95,557	99,748
Diluted	96,290	99,995	95,557	99,748

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	85,614,983	$1	15,661,433	$—	—	$—	$1,007,190	$(815,434)	$191,757
Issuance of restricted stock awards	9,665	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	887,751	—	—	—	—	—		—	—
Shares withheld related to net share settlement	(305,537)	—	—	—	—	—	(2,612)	—	(2,612)
Repurchase of common stock	(2,652,174)	—	—	—	2,652,174	(15,055)	—	—	(15,055)
Stock-based compensation	—	—	—	—	—	—	14,523	—	14,523
Net loss	—	—	—	—	—	—	—	(4,490)	(4,490)
Balance at March 31, 2024	83,554,688	$1	15,661,433	$—	2,652,174	$(15,055)	$1,019,101	$(819,924)	$184,123
Issuance of restricted stock awards	11,754	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	1,836,278	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(604,997)	—	—	—	—	—	(3,164)	—	(3,164)
Issuance of common stock for 2018 Employee Stock Purchase Plan (ESPP) Purchase	107,266	—	—	—	—	—	454	—	454
Repurchase of common stock	(4,135,795)	—	—	—	4,135,795	(22,129)	—	—	(22,129)
Stock-based compensation	—	—	—	—	—	—	15,814	—	15,814
Net income	—	—	—	—	—	—	—	1,063	1,063
Balance at June 30, 2024	80,769,194	$1	15,661,433	$—	6,787,969	$(37,184)	$1,032,205	$(818,861)	$176,161

	Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	81,529,265	$1	17,640,167	$—	—	$—	$955,509	$(788,955)	$166,555
Issuance of common stock upon exercise of stock options	77,378	—	—	—	—	—	463	—	463
Issuance of restricted stock awards	10,375	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	551,060	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(193,445)	—	—	—	—	—	(1,822)	—	(1,822)
Stock-based compensation	—	—	—	—	—	—	12,365	—	12,365
Net loss	—	—	—	—	—	—	—	(12,686)	(12,686)
Balance at March 31, 2023	81,974,633	$1	17,640,167	$—	—	$—	$966,515	$(801,641)	$164,875
Issuance of common stock upon exercise of stock options	46,035	—	—	—	—	—	285	—	285
Issuance of restricted stock awards	1,964	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	609,839	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(199,245)	—	—	—	—	—	(1,379)	—	(1,379)
Issuance of common stock for 2018 Employee Stock Purchase Plan (ESPP) Purchase	91,827	—	—	—	—	—	567	—	567
Stock-based compensation	—	—	—	—	—	—	14,987	—	14,987
Net loss	—	—	—	—	—	—	—	(2,921)	(2,921)
Balance at June 30, 2023	82,525,053	$1	17,640,167	$—	$—	$—	$980,975	$(804,562)	$176,414

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, Unaudited)
	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(3,427)	$(15,607)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,242	6,709
Stock-based compensation expense	29,239	26,693
Amortization of debt discount and issuance costs	1,057	1,010
Unrealized gain on foreign currency exchange	(1,326)	(1,674)
Accretion on short-term investments	(2,769)	(3,585)
Non-cash operating lease expenses	273	5,002
Amortization of creator signing fees	401	468
Changes related to creator advances, creator signing fees, and allowance for credit losses	(2,920)	(1,496)
Provision for chargebacks and refunds	14,559	5,755
Gain on litigation settlement	(3,927)	—
Other	623	908
Changes in operating assets and liabilities
Accounts receivable	(2,866)	(763)
Funds receivable	20,155	24,136
Creator signing fees and creator advances	(3,922)	655
Prepaid expenses and other assets	1,291	1,061
Accounts payable, creators	9,712	15,789
Accounts payable	(366)	(487)
Chargebacks and refunds reserve	(14,415)	(8,350)
Accrued compensation and benefits	(8,988)	985
Accrued taxes	(3,840)	(8,596)
Operating lease liabilities	(991)	(1,933)
Other accrued liabilities	(4,003)	1,480
Net cash provided by operating activities	30,792	48,160
Cash flows from investing activities
Purchases of short-term investments	(112,185)	(150,565)
Maturities of short-term investments	212,002	85,500
Purchases of property and equipment	(403)	(521)
Capitalized internal-use software development costs	(4,818)	(3,161)
Net cash provided by (used in) investing activities	94,596	(68,747)
Cash flows from financing activities
Repurchase of common stock	(36,508)	—
Proceeds from exercise of stock options	—	748
Taxes paid related to net share settlement of equity awards	(5,776)	(3,201)
Proceeds from issuance of common stock under ESPP	454	567
Principal payments on finance lease obligations	—	(1)
Net cash used in financing activities	(41,830)	(1,887)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,741	2,787
Net increase in cash, cash equivalents and restricted cash	86,299	(19,687)
Cash, cash equivalents and restricted cash
Beginning of period	489,200	540,174
End of period	$575,499	$520,487

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, Unaudited)
	Six Months Ended June 30,
	2024	2023
Supplemental cash flow data
Interest paid	$4,548	$4,549
Income taxes paid, net of refunds	994	323
Non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,011	—
Reduction of right-of-use assets due to modification or exit	$—	$3,917
Other accrued liability recorded for common stock repurchases	$536	—

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Overview and Basis of Presentation
Description of Business
Eventbrite, Inc. (Eventbrite or the Company) operates a two-sided marketplace that connects millions of creators and consumers every month to share their passions, artistry and causes through live experiences. Creators use the Company's highly-scalable self-service ticketing and marketing tools to plan, promote and sell tickets to their events and event seekers use the Company's website and mobile application to discover and purchase tickets to experiences they love.
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
The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal and recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations and cash flows for the interim periods. The condensed consolidated balance sheet at December 31, 2023 has been derived from audited consolidated financial statements as of that date. All intercompany transactions and balances have been eliminated. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other future annual or interim period.
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
Comprehensive Income (Loss)
For all periods presented, comprehensive income (loss) equaled net income (loss). Therefore, the condensed consolidated statements of comprehensive income (loss) have been omitted from the unaudited condensed consolidated financial statements.

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
Revenue is presented net of indirect taxes, customer refunds, payment chargebacks, estimated uncollectible amounts, creator royalties and amortization of creator signing fees. As part of its commercial agreements, the Company offers upfront payments to qualifying creators entering into new or renewed ticketing arrangements in order to incentivize them to organize certain events on the Company's platform or obtain exclusive rights to ticket their events.
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

3. Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid financial instruments, including bank deposits, money market funds and U.S. Treasury securities with an original maturity of three months or less at the date of purchase to be cash equivalents. Due to the short-term nature of the instruments, the carrying amounts reported in the condensed consolidated balance sheets approximate their fair value.
Cash and cash equivalents balances include the face value of tickets sold on behalf of creators and their share of service charges, which are to be remitted to the creators. Such balances were $288.5 million and $259.2 million as of June 30, 2024 and December 31, 2023, respectively. These ticketing proceeds are legally unrestricted, and the Company invests a portion of ticketing proceeds in U.S. Treasury bills with original maturities less than one year. These amounts due to creators are included in accounts payable, creators on the condensed consolidated balance sheets.
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

	June 30, 2024	December 31, 2023	June 30, 2023
Cash and cash equivalents	$575,499	$489,200	$519,598
Restricted cash	—	—	889
Total cash, cash equivalents and restricted cash	$575,499	$489,200	$520,487
4. Short-term Investments
The Company invests certain of its excess cash in short-term debt instruments which consist of U.S. Treasury bills with original maturities less than one year. All short-term investments are classified as held-to-maturity and are recorded and held at amortized cost. Investments are considered to be impaired when a decline in fair value is deemed to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, the carrying value of an instrument is adjusted to its fair value on a non-recurring basis. No such fair value impairment was recognized during the six months ended June 30, 2024 or year ended December 31, 2023.
The following tables summarize the Company's financial instruments that were measured at fair value on a non-recurring basis (in thousands):

		June 30, 2024
Description	Classification	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holdings losses	Aggregate fair value
Savings deposits	Cash equivalents	$125,697	$—	$—	$125,697
US Treasury securities	Cash equivalents	28,315	—	(1)	$28,314
US Treasury securities	Short-term investments	56,698	—	(3)	56,695
		$210,710	$—	$(4)	$210,706

		December 31, 2023
Description	Classification	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holdings losses	Aggregate fair value
Savings deposits	Cash equivalents	$51,487	$—	$—	$51,487
US Treasury securities	Short-term investments	153,746	17	(12)	153,751
		$205,233	$17	$(12)	$205,238

5. Funds Receivable
Funds receivable represents cash-in-transit from third-party payment processors that is received by the Company within approximately five business days from the date of the underlying ticketing transaction. For periods ending on a weekend or a bank holiday, the funds receivable balance will typically be higher than for periods ending on a weekday, as the Company settles payment processing activity on business days. The funds receivable balance includes the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such amounts were $26.2 million and $44.2 million as of June 30, 2024 and December 31, 2023, respectively.
6. Accounts Receivable, Net
Accounts receivable, net is comprised of invoiced amounts to customers who use a third-party facilitated payment processor (FPP) or our advertising services. In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including the age of the balance, the creditworthiness of the customer and the customer’s current financial condition. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. Bad debt expense was immaterial in all of the periods presented in the condensed consolidated financial statements. The following table summarizes the Company’s accounts receivable balance (in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable, customers	$6,018	$3,524
Allowance for credit losses	(1,162)	(710)
Accounts receivable, net	$4,856	$2,814
7. Creator Signing Fees, Net
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
As of June 30, 2024, the balance of creator signing fees, net is being amortized over a weighted-average remaining contract life of 2.6 years on a straight-line basis. The write-offs and other adjustments for the three and six months ended June 30, 2024 include a reserve release to reflect losses recovered from a litigation settlement in June 2024. The following table summarizes the activity in creator signing fees for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$1,933	$1,948	$1,937	$1,748
Creator signing fees paid	630	30	851	30
Amortization of creator signing fees	(207)	(258)	(401)	(468)
Write-offs and other adjustments	2,798	849	2,767	1,259
Balance, end of period	$5,154	$2,569	$5,154	$2,569
Creator signing fees are classified as follows on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	June 30, 2024	December 31, 2023	June 30, 2023
Creator signing fees, net	$3,601	$634	$989
Creator signing fees, net noncurrent	1,553	1,303	1,580
Total creator signing fees	$5,154	$1,937	$2,569

8. Creator Advances, Net
Creator advances are incentives that are offered by the Company which provide the creator with funds in advance of the event. Creator advances are presented net of reserves on the condensed consolidated balance sheet. These are subsequently recovered by withholding amounts due to the Company from the sale of tickets for the event until the creator payment has been fully recovered.
The following table summarizes the activity in creator advances for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$5,626	$584	$2,804	$721
Creator advances paid	687	100	3,674	100
Creator advances recouped	(432)	(115)	(605)	(418)
Write-offs and other adjustments	971	126	979	292
Balance, end of period	$6,852	$695	$6,852	$695
9. Accounts Payable, Creators
Accounts payable, creators consists of unremitted ticket sale proceeds, net of Eventbrite service fees and applicable taxes. Amounts are remitted to creators within five business days subsequent to the completion of the related event. Creators may apply to receive a portion of these proceeds prior to completion of their events.
For qualified creators, the Company passes ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, the Company refers to these payments as advance payouts. When an advance payout is made, the Company reduces its cash and cash equivalents with a corresponding decrease to its accounts payable, creators. As of June 30, 2024 and December 31, 2023, advance payouts outstanding was $152.3 million and $115.3 million, respectively.
10. Chargebacks and Refunds Reserve
The terms of the Company's standard merchant agreement obligate creators to reimburse attendees who are entitled to refunds. The Company records estimates for refunds and chargebacks of its fees as contra-revenue. When the Company provides advance payouts, it assumes risk that the event may be canceled, fraudulent or materially not as described, resulting in significant chargebacks and refund requests. See Note 9, “Accounts Payable, Creators.” If the creator is insolvent, has spent the proceeds of the ticket sales for event-related costs, has canceled the event, or has engaged in fraudulent activity, the Company may not be able to recover its losses from these events, and such unrecoverable amounts could equal the value of the transaction or transactions settled to the creator prior to the event that is disputed, plus any associated chargeback fees not assumed by the creator. The Company records reserves for estimated advance payout losses as an operating expense classified within sales, marketing and support.
Reserves are recorded based on the Company's assessment of various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, macroeconomic conditions, and actual chargeback and refund activity trends. The chargebacks and refunds reserve was $8.2 million and $8.1 million, which primarily includes reserve balances for estimated advance payout losses of $6.0 million and $6.0 million, as of June 30, 2024 and December 31, 2023, respectively.
The Company will adjust reserves in the future to reflect best estimates of future outcomes. The Company cannot predict the outcome of or estimate the possible recovery or range of recovery from these matters. It is possible that the reserve amount will not be sufficient and the Company's actual losses could be materially different from its current estimates.

11. Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	June 30, 2024	December 31, 2023
Capitalized internal-use software development costs	$68,531	$62,615
Furniture and fixtures	179	179
Computers and computer equipment	3,996	3,617
Leasehold improvements	924	924
Property and equipment	73,630	67,335
Less: Accumulated depreciation and amortization	(60,987)	(57,951)
Property and equipment, net	$12,643	$9,384
The Company recorded the following amounts related to depreciation of fixed assets and capitalized internal-use software development costs during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation expense	$189	$257	$395	$721
Amortization of capitalized internal-use software development costs	1,369	801	2,665	1,623
12. Leases
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
The components of operating lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs	$140	$3,127	$273	$5,002
Sublease income	—	(52)	—	(104)
Total operating lease costs, net	$140	$3,075	$273	$4,898
As part of the 2023 Restructuring Plan, the Company closed certain offices in April 2023 to align with the geographic distribution of its employees, resulting in the acceleration of $3.9 million in amortization of right-of-use assets for the six months ended June 30, 2023.
As of June 30, 2024, the Company's operating leases had a weighted-average remaining lease term of 1.8 years and a weighted-average discount rate of 4.6%.

As of June 30, 2024, maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
The remainder of 2024	$1,036
2025	2,117
2026	372
Total future operating lease payments	3,525
Less: Imputed interest	(129)
Total operating lease liabilities	$3,396

Operating lease liabilities, current	$1,973
Operating lease liabilities, noncurrent	1,423
Total operating lease liabilities	$3,396
13. Goodwill and Acquired Intangible Assets, Net
The carrying amount of the Company's goodwill was $174.4 million as of June 30, 2024 and December 31, 2023. The Company tests goodwill for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. The Company did not record any goodwill impairment during the three or six months ended June 30, 2024 and 2023.
Acquired intangible assets consisted of the following (in thousands):

	June 30, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Developed technology	$22,396	$(22,091)	$305	$22,396	$(21,679)	$717
Customer relationships	74,884	(66,057)	8,827	74,884	(62,287)	12,597
Tradenames	1,350	(1,350)	—	1,350	(1,350)	—
Acquired intangible assets, net	$98,630	$(89,498)	$9,132	$98,630	$(85,316)	$13,314
The following table set forth the amortization expense recorded related to acquired intangible assets during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of net revenue	$206	$206	$411	$409
Sales, marketing and support	1,885	1,929	3,771	3,956
Total amortization of acquired intangible assets	$2,091	$2,135	$4,182	$4,365
As of June 30, 2024, the total expected future amortization expense of acquired intangible assets by year is as follows (in thousands):

The remainder of 2024	$4,118
2025	5,014
Total expected future amortization expense	$9,132
14. Fair Value Measurement
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
The Company’s cash equivalents, funds receivable, accounts receivable, accounts payable and other current liabilities approximate their fair value. All of the Company's financial assets and liabilities are Level 1, except for debt. See Note 15, “Debt,” for details regarding the fair value of the Company's Convertible Notes.
15. Debt
As of June 30, 2024 and December 31, 2023, long-term debt consisted of the following (in thousands):

	June 30, 2024			December 31, 2023
	2026 Notes	2025 Notes	Total	2026 Notes	2025 Notes	Total
Outstanding principal balance	$212,750	$150,000	$362,750	$212,750	$150,000	$362,750
Less: Debt issuance costs	(2,347)	(1,678)	(4,025)	(2,864)	(2,218)	(5,082)
Carrying amount, long-term debt	$210,403	$148,322	$358,725	$209,886	$147,782	$357,668
The following tables set forth the total interest expense recognized related to the term loans and the Convertible Notes for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash interest expense	$2,274	$2,274	$4,548	$4,527
Amortization of debt issuance costs	531	512	1,057	1,010
Total interest expense	$2,805	$2,786	$5,605	$5,537

The following table summarizes the Company's contractual obligation to settle commitments related to the Convertible Notes as of June 30, 2024 (in thousands):

	Payments due by Year
	Total	2024	2025	2026
2026 Notes	$212,750	$—	$—	$212,750
Interest obligations on 2026 Notes (1)	3,990	798	1,596	1,596
2025 Notes	150,000	—	150,000	—
Interest obligations on 2025 Notes (1)	11,250	3,750	7,500	—
(1) The 2026 Notes and 2025 Notes bear interest at a fixed rate of 0.750% and 5.000% per year, respectively.
The effective interest rate of the 2026 Notes is 1.3%. The Company recorded cash interest of $0.8 million and amortization of debt issuance costs of $0.5 million related to the 2026 Notes during the six months ended June 30, 2024 and June 30, 2023, respectively.
The effective interest rate of the 2025 Notes is 5.8%. The Company recorded cash interest of $3.8 million and amortization of debt issuance costs of $0.5 million related to the 2025 Notes during the six months ended June 30, 2024 and June 30, 2023, respectively.
The fair value of the 2026 Notes and 2025 Notes, which the Company has classified as Level 2 instruments, was $184.5 million and $148.5 million respectively, as of June 30, 2024. The fair value of the Convertible Notes is determined using observable market prices on the last business day of the period.

16. Commitments and Contingencies
The Company's principal commitments consist of obligations under the Convertible Notes (including principal and coupon interest); and operating leases for office space, as well as non-cancellable purchase commitments. See Note 15, "Debt" for contractual obligations to settle commitments relating to the Convertible Notes and Note 12, "Leases" for operating leases for office space.
Other than as described in Note 12 and Note 15, there were no material changes to the Company's contractual obligations from those disclosed in the 2023 Form 10-K.
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
Commercial Contract Litigation
On June 18, 2020, the Company filed a Complaint in the United States District Court for the Northern District of California against M.R.G. Concerts Ltd. (MRG) and Matthew Gibbons (Gibbons), asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory judgment, unfair competition and common counts under California law, arising out of MRG and Gibbons' termination of certain contracts with the Company and their refusal to make various payments to the Company required by those contracts. MRG asserted counterclaims against the Company for breach of one of the contracts in issue, as well as for breach of the implied covenant of good faith and fair dealing, unfair competition and declaratory judgment. A jury trial commenced on May 16, 2022. On May 23, 2022, the jury issued a verdict in Eventbrite’s favor and awarded the Company $11.0 million in damages. Defendants filed a motion seeking to reduce the verdict or hold a new trial, and the Company filed a motion for pre-judgment and post-judgment interest as well as to recover its attorneys’ fees and costs of suit per the parties’ contracts. On November 1, 2022, the District Court denied defendants' motion, granted the Company’s motion, and entered an Amended Final Judgment in the Company’s favor in the amount of $14.9 million. MRG appealed in April 2023. On December 26, 2023, the Ninth Circuit Court of Appeals found in MRG’s favor, vacating the judgment as to damages, reversing the District Court’s decision denying remittitur, and remanding the case back to the District Court to enter an amended final judgment reducing damages by $6.3 million and accompanying prejudgment interest. On April 16, 2024, the District Court entered the Amended Final Judgment in favor of Eventbrite in the amount of approximately $7.6 million, with additional interest accruing per day. On June 28, 2024, MRG and Eventbrite executed an agreement for MRG to pay Eventbrite the settlement amount of $8.3 million. The Company determined that the gain was realizable and recognized a loss recovery of $4.4 million as a credit to general and administrative expenses and a gain of $3.9 million to other income in relation to this verdict as of June 30, 2024.
Tax Matters
The Company is currently under audit in certain jurisdictions with regard to indirect tax matters. The Company establishes reserves for indirect tax matters when it determines that the likelihood of a loss is probable and the loss is reasonably estimable. Accordingly, the Company has established a reserve for the potential settlement of issues related to sales and other indirect taxes in the amount of $0.8 million and $1.1 million as of June 30, 2024 and December 31, 2023, respectively. These amounts, which represent management’s best estimates of its potential liability, include potential interest and penalties of $0.2 million and $0.2 million as of June 30, 2024 and December 31, 2023, respectively.

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
17. Stockholders' Equity
Common Stock Repurchase
On March 14, 2024, the Company announced that its Board of Directors approved a share repurchase program with authorization to purchase up to $100.0 million of the Company’s Class A common stock, which does not have an expiration date. During the six months ended June 30, 2024, the Company repurchased 6,787,969 shares of its Class A common stock for an aggregate amount of $37.2 million, which includes amounts accrued for the 1% excise tax as a result of the Inflation Reduction Act of 2022. As of June 30, 2024, approximately $63.0 million remained available and authorized for future repurchases.
The volume and timing of any repurchases is subject to general market conditions, as well as management of capital, general business conditions, other investment opportunities and other factors. Shares may be repurchased through open market purchases, block trades, privately negotiated transactions, accelerated share repurchase transactions or by any combination of such methods, and any repurchases may be made pursuant to Rule 10b5-1 plans. The share repurchase program does not obligate the Company to repurchase any specific number of shares, has no time limit and may be modified, suspended or discontinued at any time at the Company’s discretion.
Subsequent to June 30, 2024 and through August 8, 2024, the Company repurchased 455,314 shares of its Class A common stock at an average price per share of $4.94 for a total purchase price of $2.3 million. As of August 8, 2024, approximately $60.7 million remained available and authorized for future repurchases.
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
As of June 30, 2024, there were 5,310,131 and 6,328,544 options issued and outstanding under the 2010 Plan and 2018 Plan, respectively (collectively, the Plans). As of June 30, 2024, 5,549,171 shares of Class A common stock were available for grant under the 2018 Plan.
Stock options granted typically vest over a four-year period from the date of grant. Options awarded under the Plans are exercisable for up to ten years.

Stock Option Activity
Stock option activity for the six months ended June 30, 2024 is presented below:

	Outstanding options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2023	12,318,335	$12.06	5.4	$2,845
Canceled	(679,660)	10.73
Balance as of June 30, 2024	11,638,675	12.14	5.0	15
Vested and exercisable as of June 30, 2024	10,420,075	12.19	4.6	15
Vested and expected to vest as of June 30, 2024	11,577,687	$12.15	4.9	$15
The aggregate intrinsic value in the table above represents the difference between the fair value of Class A common stock and the exercise price of outstanding, in-the-money stock options at June 30, 2024.
As of June 30, 2024, the total unrecognized stock-based compensation expense related to stock options outstanding was $7.2 million, which will be recognized over a weighted-average period of 1.7 years. There were no options granted during the six months ended June 30, 2024.
Stock Award Activity
Stock award activity, which includes RSUs, PSUs and restricted stock awards (RSAs), for the six months ended June 30, 2024 is presented below:

	Outstanding RSUs, RSAs and PSUs	Weighted-average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2023	12,478,798	$9.40	1.2	$104,315
Awarded	7,115,594	5.38
Released	(2,745,448)	9.69
Canceled	(901,888)	9.33
Balance as of June 30, 2024	15,947,056	7.57	1.2	77,184
Vested and expected to vest as of June 30, 2024	14,735,803	$7.58	1.2	$71,321
As of June 30, 2024, the total unrecognized stock-based compensation expense related to stock awards, was $83.2 million, which will be recognized over a weighted-average period of 1.8 years.
Stock-based Compensation Expense
Stock-based compensation expense recognized in connection with stock options, RSUs, RSAs, PSUs and the Employee Stock Purchase Plan (ESPP) during each of the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of net revenue	$128	$226	$279	$423
Product development	7,060	5,184	13,034	9,508
Sales, marketing and support	1,850	2,792	4,284	5,020
General and administrative	6,238	6,397	11,641	11,742
Total	$15,276	$14,599	$29,238	$26,693
The Company capitalized $0.5 million and $1.1 million of stock-based compensation expense related to capitalized software costs during the three and six months ended June 30, 2024, respectively, compared to $0.4 million and $0.7 million during the three and six months ended June 30, 2023, respectively.

18. Earnings Per Share
Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potentially dilutive securities outstanding for the period.
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$1,063	$(2,921)	$(3,427)	$(15,607)
Weighted-average shares used in computing earnings per share, basic	96,142	99,995	95,557	99,748
Weighted-average shares used in computing earnings per share, diluted	96,290	99,995	95,557	99,748
Net income (loss) per share, basic and diluted	$0.01	$(0.03)	$(0.04)	$(0.16)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because including them would have had an anti-dilutive effect (in thousands):

	June 30, 2024	June 30, 2023
Shares related to Convertible Notes	19,538	19,538
Stock options to purchase common stock	11,639	12,675
Restricted stock units	15,557	13,566
ESPP	182	136
Total shares of potentially dilutive securities	46,916	45,915
For the 2025 Notes and 2026 Notes, the conversion spread of 11.9 million shares and 7.6 million shares, respectively, will have a dilutive impact on diluted net income per share of Class A common stock when the average market price of the Company’s Class A common stock for a given period exceeds the conversion price of $12.60 per share for the 2025 Notes and $27.89 per share for the 2026 Notes.
19. Income Taxes
The Company recorded an income tax expense of $0.8 million and $1.1 million for the three and six months ended June 30, 2024, respectively, compared to $0.5 million and $1.1 million for the three and six months ended June 30, 2023, respectively. The increase was primarily attributable to insignificant non-routine tax expenses recorded during the prior year and changes in taxable earnings mix.
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
20. Geographic Information
The following table presents the Company's total net revenue by geography based on the currency of the underlying transaction (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$61,814	$57,476	$125,096	$115,873
International	22,737	21,436	45,707	40,953
Total net revenue	$84,551	$78,912	$170,803	$156,826
No individual country included in international net revenue represents more than 10% of the total consolidated net revenue for any of the periods presented.

Substantially all of the Company's long-lived assets are located in the United States.
21. Subsequent Events
The Company has evaluated events from June 30, 2024 through August 8, 2024, the date these financial statements were issued.
On August 7, 2024, the Board of Directors of the Company approved a reduction in force that is designed to reduce operating costs and results in the termination of approximately 11% of the Company’s workforce, or approximately 100 employees. The Company expects the reduction in force to be substantially complete by the third quarter of 2024.
The Company expects to incur total costs associated with the reduction in force of up to $7 million, pre-tax, primarily one-time employee termination and related costs in cash. The Company expects the majority of the employee termination costs to be incurred in the third quarter of 2024.

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
Overview
Eventbrite’s mission is to bring the world together through live experiences. Since inception, we have been at the center of the experience economy, helping transform the way people discover and organize events. Our two-sided marketplace connects millions of creators and consumers every month to share their passions, artistry and causes through live experiences. Creators use our highly-scalable self-service ticketing and marketing tools to plan, promote and sell tickets to their events and event seekers use our website and mobile application to discover and purchase tickets to experiences they love.
Key Business Metrics and Non-GAAP Financial Measures
We monitor key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. In addition to revenue, net income (loss) and other results under generally accepted accounting principles (GAAP), the following tables set forth key business metrics and non-GAAP financial measures we use to evaluate our business. We believe these metrics and measures are useful to facilitate period-to-period comparisons of our business performance. We believe that the use of Adjusted EBITDA is helpful to our investors as this metric is used by management in assessing the health of our business and our operating performance, making operating decisions, evaluating performance and performing strategic planning and annual budgeting. This measure is not prepared in accordance with GAAP and has limitations as an analytical tool, and you should not consider this in isolation or as substitutes for analysis of our results of operations as reported under GAAP. You are encouraged to evaluate the adjustments and the reasons we consider them appropriate.
Paid Ticket Volume
Paid ticket volume is measured by the number of tickets sold on our platform that generate ticket fees, referred to as paid ticket volume. We consider paid ticket volume an important indicator of the underlying health of the business. The table below sets forth the paid ticket volume for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Paid ticket volume	21,243	23,309	42,459	46,487
Our paid ticket volume for events in the United States and outside of the United States was 60% and 40%, respectively, in the three and six months ended June 30, 2024, compared to 60% and 40%, respectively, in the three months and 61% and 39%, respectively, in six months ended June 30, 2023.
Adjusted EBITDA
Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes and in evaluating acquisition opportunities. We calculate Adjusted EBITDA as net income (loss) adjusted to exclude depreciation and amortization, stock-based compensation expense, interest income, interest expense, employer taxes related to employee equity transactions, other (income) expense, net, and income tax provision. Adjusted EBITDA should not be considered as an alternative to net income (loss) or any other measure of financial performance calculated and presented in accordance with GAAP.

The following table presents our Adjusted EBITDA for the periods indicated and a reconciliation of our Adjusted EBITDA to the most comparable GAAP measure, net income (loss), for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net income (loss) (1)	$1,063	$(2,921)	$(3,427)	$(15,607)
Add:
Depreciation and amortization	3,649	3,193	7,243	6,708
Stock-based compensation	15,276	14,599	29,238	26,693
Interest income	(7,382)	(6,926)	(14,789)	(12,379)
Interest expense	2,806	2,786	5,606	5,538
Employer taxes related to employee equity transactions	365	203	792	559
Other (income) expense, net	(3,725)	(80)	(2,472)	873
Income tax provision	784	459	1,058	1,070
Adjusted EBITDA	$12,836	$11,313	$23,249	$13,455
(1) Restructuring related costs are included in Net Income (Loss) and Adjusted EBITDA.
Some of the limitations of Adjusted EBITDA include (i) Adjusted EBITDA does not properly reflect capital spending that occurs off of the income statement or account for future contractual commitments, (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures and (iii) Adjusted EBITDA does not reflect the interest and principal required to service our indebtedness. Our Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner as we calculate the measure, limiting its usefulness as a comparative measure. In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. When evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including our net income (loss) and other GAAP results.

Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of net revenue for the periods presented (in thousands):

Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$84,551	$78,912	$170,803	$156,826
Cost of net revenue	24,611	24,603	49,643	50,998
Gross profit	59,940	54,309	121,160	105,828
Operating expenses:
Product development	26,057	23,486	52,741	50,050
Sales, marketing and support	24,521	15,679	45,390	32,739
General and administrative	15,816	21,826	37,053	43,544
Total operating expenses	66,394	60,991	135,184	126,333
Loss from operations	(6,454)	(6,682)	(14,024)	(20,505)
Interest income	7,382	6,926	14,789	12,379
Interest expense	(2,806)	(2,786)	(5,606)	(5,538)
Other income (expense), net	3,725	80	2,472	(873)
Income (loss) before income taxes	1,847	(2,462)	(2,369)	(14,537)
Income tax provision	784	459	1,058	1,070
Net income (loss)	$1,063	$(2,921)	$(3,427)	$(15,607)

Condensed Consolidated Statements of Operations, as a percentage of net revenue	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	100%	100%	100%	100%
Cost of net revenue	29%	31%	29%	33%
Gross profit	71%	69%	71%	67%
Operating expenses:
Product development	31%	30%	31%	32%
Sales, marketing and support	29%	20%	26%	21%
General and administrative	19%	27%	22%	27%
Total operating expenses	79%	77%	79%	80%
Loss from operations	(8)%	(8)%	(8)%	(13)%
Interest income	9%	9%	9%	8%
Interest expense	(3)%	(4)%	(3)%	(3)%
Other income (expense), net	4%	—%	1%	(1)%
Income (loss) before income taxes	2%	(3)%	(1)%	(9)%
Income tax provision	1%	1%	1%	1%
Net income (loss)	1%	(4)%	(2)%	(10)%

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands except percentages)
Total net revenue	$84,551	$78,912	$5,639	7%	$170,803	$156,826	$13,977	9%
The increase in net revenue during the three and six months ended June 30, 2024 was primarily driven by a $8.6 million and $17.9 million increase in our marketplace revenue, respectively, compared to the three and six months ended June 30, 2023, which consists of organizer fees that launched in June 2023 and advertising services. This increase was offset by a $3.0 million and $4.0 million decrease during the three and six months ended June 30, 2024, respectively, in ticketing revenue driven by lower paid ticket volume.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands except percentages)
Cost of net revenue	$24,611	$24,603	$8	—%	$49,643	$50,998	$(1,355)	(3)%
Percentage of total net revenue	29%	31%			29%	33%
Gross margin	71%	69%			71%	67%
Cost of net revenue remained relatively consistent for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Cost of revenue decreased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to restructuring related costs incurred in the prior year.
Our gross margin improved during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, primarily due to higher margin attributed to our marketplace revenue.
Operating Expenses
Operating expenses consist of product development, sales, marketing and support and general and administrative expenses. Direct and indirect personnel costs, including stock-based compensation expense, are the most significant recurring component of operating expenses.
As our total net revenue increases or decreases, to the extent our operating expenses are not equally affected, our operating expenses as a percentage of net revenue will similarly fluctuate.
Product development
Product development expenses consist primarily of employee-related costs including salaries, bonuses, benefits and stock-based compensation, and third-party infrastructure expenses incurred in developing our platform including software subscription costs. Generally, we expect our product development expenses to increase in absolute dollars as we focus on enhancing and expanding the capabilities of our platform. Our product development expenses remained consistent year-over-year as a percentage of net revenue. We expect our revenue to grow at a faster pace compared to product development expenses as we plan to continue to expand our development staff in lower cost markets.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands except percentages)
Product development	$26,057	$23,486	$2,571	11%	$52,741	$50,050	$2,691	5%
Percentage of total net revenue	31%	30%			31%	32%
Product development expenses increased during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, primarily driven by increased employee related costs, including stock-based compensation, due to headcount growth in our product development and engineering organization as we continue to focus our investment in building the functionality, scalability and security of our platform.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands except percentages)
Sales, marketing and support	$24,521	$15,679	$8,842	56%	$45,390	$32,739	$12,651	39%
Percentage of total net revenue	29%	20%			27%	21%
Sales, marketing and support expenses increased during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily driven by a $9.3 million change in our reserves, including a $4.3 million increase due to elevated chargeback activity and a $4.7 million change to our advanced payouts reserve compared to the prior year, offset by $1.0 million in restructuring costs incurred in the prior year.
Sales, marketing and support expenses increased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by a $10.6 million change in reserves, including a $5.5 million increase due to elevated chargeback activity and a $4.7 million change to our advanced payouts reserve compared to the prior year. The increase also included a $3.3 million increase in employee related costs, including stock-based compensation, offset by $2.4 million in restructuring costs incurred in the prior year.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands except percentages)
General and administrative	$15,816	$21,826	$(6,010)	(28)%	$37,053	$43,544	$(6,491)	(15)%
Percentage of total net revenue	19%	28%			22%	28%
General and administrative expenses decreased during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, primarily due to a $4.4 million creator upfronts reserve release to reflect a loss recovered from a litigation settlement in June 2024, as well as a decrease in restructuring costs incurred compared to the prior year.
Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents, marketable securities and amounts held on behalf of customers.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands except percentages)
Interest income	$7,382	$6,926	$456	7%	$14,789	$12,379	$2,410	19%
Percentage of total net revenue	9%	9%			9%	8%
Interest income increased during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, primarily due to interest rate movements and higher cash and investment balances.

Interest Expense
In March 2021, we issued $212.75 million aggregate principal amount of 0.750% convertible senior notes due 2026 (2026 Notes) and in June 2020, we issued $150.0 million aggregate principal amount of 5.000% convertible senior notes due 2025 (2025 Notes, and together with the 2026 Notes, the Convertible Notes).
Interest expense consists primarily of cash interest expense, amortization of debt discount, and issuance costs on our Convertible Notes.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands except percentages)
Interest expense	$2,806	$2,786	$20	1%	$5,606	$5,538	$68	1%
Percentage of total net revenue	3%	4%			3%	4%
Interest expense remained relatively consistent for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign exchange rate remeasurement gains and losses recorded from consolidating our subsidiaries each period-end. The primary driver of our other income (expense), net is fluctuation in the value of the U.S. dollar against the local currencies of our foreign subsidiaries.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands except percentages)
Other income (expense), net	$3,725	$80	$3,645	4556%	$2,472	$(873)	$3,345	383%
Percentage of total net revenue	4%	—%			1%	(1)%
Other income increased during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, primarily driven by a $3.9 million gain awarded from a litigation settlement in June 2024 offset by higher foreign currency rate measurement losses during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands except percentages)
Income tax provision	$784	$459	$325	71%	$1,058	$1,070	$(12)	(1)%
Percentage of total net revenue	1%	1%			1%	1%
The increase in provision for income taxes for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and the decrease in provision for income taxes for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 were primarily attributable to non-routine tax expenses recorded in the prior year and changes in taxable earnings mix.

Liquidity and Capital Resources
As of June 30, 2024, we had cash and cash equivalents of $575.5 million, short-term investments of $56.7 million and funds receivable of $28.9 million. Our cash and cash equivalents include bank deposits, U.S. Treasury bills and money market funds held by financial institutions. Our short-term investment portfolio, which consists of U.S. Treasury bills, is designed to preserve principal and provide liquidity. Our funds receivable represents cash-in-transit from credit card processors that is received to our bank accounts within five business days of the underlying ticket transaction. As of June 30, 2024, approximately 19% of our cash was held outside of the United States. We do not expect to incur significant taxes related to these amounts. The cash was held primarily to fund our foreign operations and on behalf of, and to be remitted to, creators. Collectively, our cash and cash equivalents balances represent a mix of cash that belongs to us and cash that is due to creators.
The amounts due to creators, which were $314.7 million as of June 30, 2024, are captioned on our condensed consolidated balance sheets as accounts payable, creators. These ticketing proceeds are legally unrestricted, and we invest a portion of creator cash in U.S. Treasury bills with original maturities less than one year. For qualified creators, we pass ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, we refer to these payments as advance payouts. When we provide advance payouts, we assume risk that the event may be canceled, fraudulent or materially not as described, resulting in significant chargebacks and refund requests. The terms of our standard merchant agreement obligate creators to repay us for ticket sales advanced under such circumstances. If the creator is insolvent, has spent the proceeds of the ticket sales for event-related costs, has canceled the event, or has engaged in fraudulent activity, we may not be able to recover our advance payout losses from these events. Such unrecoverable amounts could equal up to the value of the ticket sales or amounts settled to the creator prior to the event that has been postponed or canceled or is otherwise disputed. We record estimates for losses related to chargebacks and refunds based on various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, macroeconomic conditions, and actual chargeback and refund activity trends. Due to the nature of macroeconomic events, including but not limited to shifts in consumer behavior, inflation, increased labor costs, and increased interest rates, there is a high degree of uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our recorded reserves in the future to reflect our best estimates of future outcomes, and we may pay in cash a portion of, all of, or a greater amount than the $8.2 million provision recorded as of June 30, 2024.
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
On March 14, 2024, we announced that our Board of Directors approved a share repurchase program with authorization to purchase up to $100.0 million of the Company’s Class A common stock, which does not have an expiration date. Through June 30, 2024, we repurchased 6,787,969 shares of our Class A common stock for an aggregate amount of $37.2 million. As of June 30, 2024, approximately $63.0 million remained available and authorized for future repurchases.
We believe that our existing cash, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect.
Cash Flows
Our cash flow activities were as follows for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$30,792	$48,160
Investing activities	94,596	(68,747)
Financing activities	(41,830)	(1,887)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,741	2,787
Net increase in cash, cash equivalents and restricted cash	$86,299	$(19,687)

Comparison of Six Months Ended June 30, 2024 and 2023
Cash Flows from Operating Activities
The net cash provided by operating activities of $30.8 million for the six months ended June 30, 2024 was primarily due to our net loss of $3.4 million, adjusted for non-cash charges of $42.5 million primarily driven by stock-based compensation expense, offset by changes in our operating assets and liabilities that used $8.2 million in cash, primarily driven by timing of accounts payable to creators and funds receivable.
The net cash provided by operating activities of $48.2 million for the six months ended June 30, 2023 was primarily due to our net loss of $15.6 million, adjusted for non-cash charges of $39.8 million primarily driven by stock-based compensation expense and changes to our operating assets and liabilities that provided $24.0 million in cash, primarily driven by timing of accounts payable to creators and funds receivable.
Cash Flows from Investing Activities
Net cash provided by investing activities of $94.6 million for the six months ended June 30, 2024 primarily consisted of $112.2 million in purchases of short-term investments, offset by a $212.0 million maturity of short-term investments.
Net cash used in investing activities of $68.7 million for the six months ended June 30, 2023 primarily consisted of $150.6 million in purchases of short-term investments, offset by a $85.5 million maturity of short-term investments.
Cash Flows from Financing Activities
Net cash used in financing activities of $41.8 million during the six months ended June 30, 2024 was primarily due to the $36.5 million repurchase of our Class A common stock and $5.8 million in taxes paid related to net share settlement of equity awards.
Net cash used in financing activities of $1.9 million during the six months ended June 30, 2023 was primarily due to $3.2 million in taxes paid related to net share settlement of equity awards, offset by $0.7 million in proceeds from the exercise of stock options.
Effect of exchange rate changes on cash, cash equivalents and restricted cash
The effect of exchange rate changes on cash, cash equivalents and restricted cash on our condensed consolidated statements of cash flows relates to certain of our assets, primarily cash balances held on behalf of creators that are denominated in currencies other than the functional currency. These cash assets held for creators are directly offset by a corresponding liability to creators. During the six months ended June 30, 2024 and June 30, 2023, we recorded a $2.7 million and $2.8 million increase in cash, cash equivalents and restricted cash, respectively, primarily due to the weakening of the U.S. dollar. The impact of the effect of exchange rate changes are primarily attributed to creator cash balances, which can serve as a natural hedge for the effect of exchange rates on accounts payable, creators presented within operating activities.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under the Convertible Notes (including principal and coupon interest) and operating leases for office space, as well as non-cancellable purchase commitments. See Note 16, "Commitments and Contingencies" to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements and did not have any such arrangements as of June 30, 2024.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We are exposed to market risk for changes in interest rates related primarily to balances of our financial instruments including cash and cash equivalents and short-term investments. As of June 30, 2024, we had cash and cash equivalents of $575.5 million and short-term investments of $56.7 million, which consisted primarily of money market funds and U.S. Treasury bills. The primary objective of our investment approach is to preserve capital principal and provide liquidity. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. A 10% change in the level of market interest rates would not have a material effect on our business, financial conditions or results of operations. In addition, our Convertible Notes are subject to fixed annual interest charges. These Convertible Notes therefore are not exposed to financial or economic risk associated with changes in interest rates. However, the fair value of these Convertible Notes may fluctuate when interest rates change or can be affected when the market price of our Class A common stock fluctuates. We carry the Convertible Notes at face value less unamortized issuance cost on our balance sheet, and we present the fair value for required disclosure purposes only.
Foreign Currency Risk
Many creators live or operate outside the United States, and therefore, we have significant ticket sales denominated in foreign currencies, most notably the British Pound, Euro, Canadian Dollar and Australian Dollar. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. Accordingly, we are subject to foreign currency risk, which may adversely impact our financial results. The functional currency of our international subsidiaries is the U.S. dollar. Movements in foreign exchange rates are recorded in other income (expense), net in our consolidated statements of operations. We have experienced and will continue to experience fluctuations in foreign exchange gains and losses related to changes in exchange rates. If our foreign-currency denominated assets, liabilities, revenues or expenses increase, our results of operations may be more significantly impacted by fluctuations in the exchange rates of the currencies in which we do business. A 10% increase or decrease in individual currency exchange rates would not have a material impact on our consolidated results of operations.
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
Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required for disclosure in reports filed or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to Company management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 16, "Commitments and Contingencies" to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in Part I, Item 1A, of our 2023 Form 10-K, except for the following risk factors which supplement the risk factors previously disclosed and should be considered in conjunction with the risk factors set forth in the 2023 Form 10-K. You should carefully consider the risks and uncertainties described in the 2023 Form 10-K, together with all of the other information in the 2023 Form 10-K and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, and other documents that we file with the U.S. Securities and Exchange Commission. The risks and uncertainties described in the 2023 10-K and this Quarterly Report on Form 10-Q may not be the only ones we face. If any of the risks actually occur, our business, results of operations, financial condition and prospects could be harmed. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
Some creators rely on our third-party distribution partners, such as Meta, Bandsintown and TikTok to connect with and attract consumers and we depend on this network of distribution partners to reach consumers.
Our platform enables the sale and distribution of event tickets through select third-party platforms, such as Meta, Bandsintown and TikTok. Creators are able to publicize their events and sell tickets through these third-party platforms, and these distribution partnerships enable consumers to discover Eventbrite events on other platforms where they spend time. This dynamic enables creators to reach more consumers and makes our platform more appealing to creators looking to grow their audiences. These third-party distribution partners have in the past, and may in the future, terminate their relationship with us, fail to maintain integrations, limit certain integration functionality, change their treatment of our services, restrict access to their platform by creators or consumers, or change their algorithms or consumer experience at any time, thereby impacting the business performance of Eventbrite and its creators. For example, in late 2023, Meta discontinued its Facebook native ticketing product. This means that consumers are no longer able to buy tickets to Eventbrite events directly on Facebook, rather they can continue buying Eventbrite tickets through a clickout experience. If any such third-party services become incompatible with our platform or the use of our platform and solutions on such third-party platforms are restricted in the future, our business may be harmed.
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
To execute on our business strategy, we must attract and retain highly qualified personnel. We have had difficulty filling certain open positions in the past. We recently began implementing a reduction in force that eliminates approximately 11% of our workforce, and this action may hurt our employer brand and make it more difficult to hire employees in the future. We face significant competition for personnel, specifically for engineers experienced in designing and developing cloud-based platform products.
Many of the companies with which we compete for experienced personnel have greater resources than we have, and we have had to offer, and believe we will need to continue to offer, increasingly competitive compensation and benefits packages.

In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees, and some of our existing employees have option awards that are priced at below our current stock price. Further, we may need to increase our employee compensation levels in response to competition, labor market conditions, rising inflation or labor shortages, which would increase our operating expenses and reduce our margins. We may not be able to hire new employees quickly enough to meet our needs, including as a result of labor market shortages. New hires require training and take time before they achieve full productivity and may not become as productive as we expect. This may be more difficult given our shift to a flexible work from home model. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency and ability to meet forecasts, as well as our employee morale, productivity and retention, could suffer, which may harm our business, financial condition and results of operations.
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
There were no sales of unregistered equity securities during the three months ended June 30, 2024.
Issuer Purchases of Equity Securities
The table below provides information regarding our share repurchases during the three months ended June 30, 2024:

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
April 1, 2024 - April 30, 2024	2,829,455	$5.52	5,481,629	$69,354
May 1, 2024 - May 31, 2024	—	$—	5,481,629	$69,354
June 1, 2024 - June 30, 2024	1,306,340	$4.89	6,787,969	$62,957
Total	4,135,795	$5.32	6,787,969	$62,957
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
Director and Officer 10b5-1 Trading Plans (10b5-1 Plans)
There were no written trading arrangements under Rule 10b5-1 that were adopted, terminated or modified by our directors or officers during the three months ended June 30, 2024.
There were no "non-Rule 10b5-1 trading arrangements," as defined in item 408(c) of Regulation S-K, adopted, terminated or modified by our directors or officers during the three months ended June 30, 2024.

Item 6. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Index

	Description of Exhibits	Incorporated by Reference
Exhibit Number		Form	Exhibit Number	Date Filed

3.2	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	August 28, 2018
3.4	Second Amended and Restated Bylaws.	8-K	3.1	December 21, 2022
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	3.1	June 12, 2024
4.1	Form of Class A Common Stock Certificate.	S-1/A	4.1	September 7, 2018
10.1#	Form of Performance Stock Unit Award Agreement			Filed herewith
10.2#	Amended and Restated Non-Employee Director Compensation Policy			Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)			Filed herewith

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

Eventbrite, Inc.

August 8, 2024	By:	/s/ Julia Hartz
Julia Hartz
Chief Executive Officer
(Principal Executive Officer)

August 8, 2024	By:	/s/ Charles Baker
Charles Baker
Chief Operating and Financial Officer
(Principal Financial Officer)

August 8, 2024	By:	/s/ Xiaojing Fan
Xiaojing Fan
Chief Accounting Officer
(Principal Accounting Officer)