Form 10-Q
period 2024-09-30
Eventbrite, Inc.
filed 2024-11-07
CIK 1475115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2024, 81,233,850 shares of Registrant's Class A common stock and 15,647,029 shares of Registrant's Class B common stock were outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

EVENTBRITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts and share data) (Unaudited)
	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$530,957	$489,200
Funds receivable	30,190	48,773
Short-term investments, at amortized cost	24,665	153,746
Accounts receivable, net	3,224	2,814
Creator signing fees, net	4,399	634
Creator advances, net	6,157	2,804
Prepaid expenses and other current assets	11,692	13,880
Total current assets	611,284	711,851
Creator signing fees, net, noncurrent	3,924	1,303
Property and equipment, net	13,549	9,384
Operating lease right-of-use assets	950	177
Goodwill	174,388	174,388
Acquired intangible assets, net	7,017	13,314
Other assets	6,261	2,913
Total assets	$817,373	$913,330
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, creators	$355,074	$303,436
Accounts payable, trade	1,127	1,821
Chargebacks and refunds reserve	9,057	8,088
Accrued compensation and benefits	5,506	17,522
Accrued taxes	5,243	8,796
Operating lease liabilities	2,010	1,523
Other accrued liabilities	13,542	16,425
Total current liabilities	391,559	357,611
Accrued taxes, noncurrent	4,546	4,526
Operating lease liabilities, noncurrent	956	1,768
Long-term debt	240,395	357,668
Other liabilities	79	—
Total liabilities	637,535	721,573
Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized; 96,399,619 shares issued and outstanding as of September 30, 2024; 101,276,416 shares issued and outstanding as of December 31, 2023	1	1
Additional paid-in capital	1,041,894	1,007,190
Treasury stock, at cost; 7,243,283 shares of common stock as of September 30, 2024 and no shares as of December 31, 2023	(39,428)	—
Accumulated deficit	(822,629)	(815,434)
Total stockholders’ equity	179,838	191,757
Total liabilities and stockholders’ equity	$817,373	$913,330

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$77,801	$81,544	$248,604	$238,370
Cost of net revenue	24,543	25,867	74,186	76,865
Gross profit	53,258	55,677	174,418	161,505
Operating expenses
Product development	22,586	23,041	75,327	73,091
Sales, marketing and support	23,694	21,063	69,084	53,802
General and administrative	15,930	23,137	52,983	66,681
Total operating expenses	62,210	67,241	197,394	193,574
Loss from operations	(8,952)	(11,564)	(22,976)	(32,069)
Interest income	6,056	7,569	20,845	19,948
Interest expense	(2,084)	(2,821)	(7,690)	(8,359)
Other income (expense), net	1,420	(2,357)	3,892	(3,230)
Loss before income taxes	(3,560)	(9,173)	(5,929)	(23,710)
Income tax provision	208	762	1,266	1,832
Net loss	$(3,768)	$(9,935)	$(7,195)	$(25,542)
Net loss per share, basic and diluted	$(0.04)	$(0.10)	$(0.08)	$(0.26)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	96,498	100,540	95,571	100,030

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	85,614,983	$1	15,661,433	$—	—	$—	$1,007,190	$(815,434)	$191,757
Issuance of restricted stock awards	9,665	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	887,751	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(305,537)	—	—	—	—	—	(2,612)	—	(2,612)
Repurchase of common stock	(2,652,174)	—	—	—	2,652,174	(15,055)	—	—	(15,055)
Stock-based compensation	—	—	—	—	—	—	14,523	—	14,523
Net loss	—	—	—	—	—	—	—	(4,490)	(4,490)
Balance at March 31, 2024	83,554,688	$1	15,661,433	$—	2,652,174	$(15,055)	$1,019,101	$(819,924)	$184,123
Issuance of restricted stock awards	11,754	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	1,836,278	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(604,997)	—	—	—	—	—	(3,164)	—	(3,164)
Issuance of common stock for 2018 Employee Stock Purchase Plan (ESPP) Purchase	107,266	—	—	—	—	—	454	—	454
Repurchase of common stock	(4,135,795)	—	—	—	4,135,795	(22,129)	—	—	(22,129)
Stock-based compensation	—	—	—	—	—	—	15,814	—	15,814
Net income	—	—	—	—	—	—	—	1,063	1,063
Balance at June 30, 2024	80,769,194	$1	15,661,433	$—	6,787,969	$(37,184)	$1,032,205	$(818,861)	$176,161
Issuance of restricted stock awards	13,867	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	638,242	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(227,803)	—	—	—	—	—	(1,061)	—	(1,061)
Conversion of Class B common stock to Class A common stock	13,004	—	(13,004)	—	—	—	—	—	—
Repurchase of common stock	(455,314)	—	—	—	455,314	(2,244)	—	—	(2,244)
Stock-based compensation	—	—	—	—	—	—	10,750	—	10,750
Net loss	—	—	—	—	—	—	—	(3,768)	(3,768)
Balance at September 30, 2024	80,751,190	$1	15,648,429	$—	7,243,283	$(39,428)	$1,041,894	$(822,629)	$179,838

	Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	81,529,265	$1	17,640,167	$—	—	$—	$955,509	$(788,955)	$166,555
Issuance of common stock upon exercise of stock options	77,378	—	—	—	—	—	463	—	463
Issuance of restricted stock awards	10,375	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	551,060	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(193,445)	—	—	—	—	—	(1,822)	—	(1,822)
Stock-based compensation	—	—	—	—	—	—	12,365	—	12,365
Net loss	—	—	—	—	—	—	—	(12,686)	(12,686)
Balance at March 31, 2023	81,974,633	$1	17,640,167	$—	—	$—	$966,515	$(801,641)	$164,875
Issuance of common stock upon exercise of stock options	46,035	—	—	—	—	—	285	—	285
Issuance of restricted stock awards	1,964	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	609,839	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(199,245)	—	—	—	—	—	(1,379)	—	(1,379)
Issuance of common stock for 2018 Employee Stock Purchase Plan (ESPP) Purchase	91,827	—	—	—	—	—	567	—	567
Stock-based compensation	—	—	—	—	—	—	14,987	—	14,987
Net loss	—	—	—	—	—	—	—	(2,921)	(2,921)
Balance at June 30, 2023	82,525,053	$1	17,640,167	$—	$—	$—	$980,975	$(804,562)	$176,414
Issuance of common stock upon exercise of stock options	25,296	—	—	—	—	—	182	—	182
Issuance of restricted stock awards	13,261	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	623,096	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(205,863)	—	—	—	—	—	(2,285)	—	(2,285)
Conversion of Class B common stock to Class A common stock	1,977,495	—	(1,977,495)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	14,958	—	14,958
Net loss	—	—	—	—	—	—	—	(9,935)	(9,935)
Balance at September 30, 2023	84,958,338	$1	15,662,672	$—	$—	$—	$993,830	$(814,497)	$179,334

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, Unaudited)
	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(7,195)	$(25,542)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,189	9,934
Stock-based compensation expense	39,484	41,161
Amortization of debt discount and issuance costs	1,512	1,557
Loss on debt extinguishment	315	—
Unrealized (gain) loss on foreign currency exchange	741	(103)
Accretion on short-term investments	(3,112)	(5,477)
Non-cash operating lease expenses	463	5,088
Amortization of creator signing fees	777	742
Changes related to creator advances, creator signing fees, and allowance for credit losses	(2,434)	(1,671)
Provision for chargebacks and refunds	21,015	9,549
Gain on litigation settlement	(3,927)	—
Other	796	1,464
Changes in operating assets and liabilities
Accounts receivable	(1,731)	(1,181)
Funds receivable	18,480	10,917
Creator signing fees and creator advances	(6,327)	44
Prepaid expenses and other assets	2,767	2,900
Accounts payable, creators	53,423	64,711
Accounts payable	(675)	328
Chargebacks and refunds reserve	(20,461)	(12,681)
Accrued compensation and benefits	(12,016)	4,198
Accrued taxes	(4,315)	(7,846)
Operating lease liabilities	(1,561)	(2,563)
Other accrued liabilities	(1,580)	6,271
Net cash provided by operating activities	85,628	101,800
Cash flows from investing activities
Purchases of short-term investments	(136,808)	(273,677)
Maturities of short-term investments	269,001	211,000
Purchases of property and equipment	(585)	(991)
Capitalized internal-use software development costs	(6,964)	(4,848)
Net cash provided by (used in) investing activities	124,644	(68,516)
Cash flows from financing activities
Principal repayment of debt obligations	(120,450)	—
Repurchase of common stock	(39,296)	—
Proceeds from exercise of stock options	—	930
Taxes paid related to net share settlement of equity awards	(6,837)	(5,486)
Proceeds from issuance of common stock under ESPP	454	567
Principal payments on finance lease obligations	—	(1)
Net cash used in financing activities	(166,129)	(3,990)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,386)	(925)
Net increase in cash, cash equivalents and restricted cash	41,757	28,369
Cash, cash equivalents and restricted cash
Beginning of period	489,200	540,174
End of period	$530,957	$568,543

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, Unaudited)
	Nine Months Ended September 30,
	2024	2023
Supplemental cash flow data
Interest paid	$5,346	$5,336
Income taxes paid, net of refunds	1,229	517
Non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,112	—
Reduction of right-of-use assets due to modification or exit	$—	$3,917

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
The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal and recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations and cash flows for the interim periods. The condensed consolidated balance sheet at December 31, 2023 has been derived from audited consolidated financial statements as of that date. All intercompany transactions and balances have been eliminated. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other future annual or interim period.
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
Comprehensive Loss
For all periods presented, comprehensive loss equaled net loss. Therefore, the condensed consolidated statements of comprehensive l have been omitted from the unaudited condensed consolidated financial statements.
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

2. Restructuring
2024 Reduction in Force
On August 7, 2024, the board of directors of the Company approved a reduction in force designed to reduce operating costs and which resulted in the termination of approximately 11% of the Company’s workforce, or approximately 100 employees. The Company incurred $5.4 million in connection with the reduction in force during the three months ended September 30, 2024, which consisted of costs related to severance and other employee termination benefits. The actions associated with the reduction in force and the costs incurred were substantially complete as of the third quarter of 2024.
The following table is a summary of the reduction in force related costs for the three months ended September 30, 2024 (in thousands):

	Three Months Ended September 30, 2024
	Severance and other termination benefits	Computer equipment disposals	Total
Product development	3,424	—	3,424
Sales, marketing and support	535	—	535
General and administrative	1,395	63	1,458
Total	$5,354	$63	$5,417
The following table is a summary of the changes in the reduction in force related liabilities, included within accrued compensation and benefits and other accrued liabilities on the condensed consolidated balance sheets (in thousands):

Balance as of January 1, 2024	$—
Reduction in force related costs accrued	5,417
Cash payments	(4,409)
Non-cash applied	(63)
Balance as of September 30, 2024	$945
2023 Restructuring
In February 2023, the board of directors of the Company approved a restructuring plan designed to reduce operating costs, drive efficiencies by consolidating development and support talent into regional hubs, and enable investment for potential long-term growth. As of September 30, 2024, the Company has substantially completed the 2023 restructuring plan.
The following table is a summary of the 2023 restructuring related costs for the three and nine months ended September 30, 2023 (in thousands):

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Severance and other termination benefits	Lease abandonment and related charges	Total	Severance and other termination benefits	Lease abandonment and related charges	Total
Cost of net revenue	$237	$—	$237	$1,259	$426	$1,685
Product development	140	—	$140	5,385	1,346	6,731
Sales, marketing and support	94	—	$94	1,406	1,041	2,447
General and administrative	279	4	$283	2,778	1,491	4,269
Total	$750	$4	$754	$10,828	$4,304	$15,132

The following table is a summary of the changes in the 2023 restructuring related liabilities included within accrued compensation and benefits and other accrued liabilities on the condensed consolidated balance sheets (in thousands):

Balance as of January 1, 2023	$—
Restructuring related costs accrued	16,294
Cash payments	(9,770)
Non-cash applied	(4,388)
Balance as of December 31, 2023	$2,136
Restructuring related costs accrued	242
Cash payments	$(2,378)
Balance as of September 30, 2024	$—
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
Ticketing Revenue
For ticketing services, the Company's service provides a platform to the event creator and consumer to transact. The Company's performance obligation is to facilitate and process that transaction and issue the ticket, and ticketing revenue is recognized by the Company when the ticket is sold. The amount that the Company earns for its ticketing services consists of a flat fee and a fixed percentage-based fee per ticket. The Company records ticketing revenue on a net basis related to its ticketing service fees.
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
Organizer Fee Revenue

In 2023, the Company expanded access to its comprehensive suite of event marketing tools to all creators and introduced new pricing plans and subscription packages to creators when publishing events on the Eventbrite marketplace. Under this pricing plan, the Company charged an organizer fee under two plan options. The Flex plan was charged per event and the Pro plan was a monthly or annual subscription to publish unlimited events.
In the third quarter of 2024, the Company discontinued the Flex plan and returned to a model that enables creators to publish their events at no cost on the Eventbrite marketplace. Creators continue to have the option to subscribe to the Pro plan, available on an annual or monthly basis, which offers enhanced event marketing capabilities. The Company considers that it satisfies its performance obligation as it provides the subscribed services under the plan and recognizes revenue ratably over the subscription period. Organizer fees are nonrefundable.
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
Cash and cash equivalents balances include the face value of tickets sold on behalf of creators and their share of service charges, which are to be remitted to the creators. Such balances were $327.6 million and $259.2 million as of September 30, 2024 and December 31, 2023, respectively. These ticketing proceeds are legally unrestricted, and the Company invests a portion of ticketing proceeds in U.S. Treasury bills with original maturities less than one year. These amounts due to creators are included in accounts payable, creators on the condensed consolidated balance sheets.
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

	September 30, 2024	December 31, 2023	September 30, 2023
Cash and cash equivalents	$530,957	$489,200	$567,646
Restricted cash	—	—	897
Total cash, cash equivalents and restricted cash	$530,957	$489,200	$568,543
5. Short-term Investments
The Company invests certain of its excess cash in short-term debt instruments, which consist of U.S. Treasury bills with original maturities less than one year. All short-term investments are classified as held-to-maturity and are recorded and held at amortized cost. Investments are considered to be impaired when a decline in fair value is deemed to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, the carrying value of an instrument is adjusted to its fair value on a non-recurring basis. No such fair value impairment was recognized during the nine months ended September 30, 2024 or year ended December 31, 2023.
The following tables summarize the Company's financial instruments that were measured at fair value on a non-recurring basis (in thousands):

		September 30, 2024
Description	Classification	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holdings losses	Aggregate fair value
Savings deposits	Cash equivalents	$26,834	$—	$—	$26,834
US Treasury securities	Cash equivalents	49,634	12	—	$49,646
US Treasury securities	Short-term investments	24,665	10	—	24,675
		$101,133	$22	$—	$101,155

		December 31, 2023
Description	Classification	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holdings losses	Aggregate fair value
Savings deposits	Cash equivalents	$51,487	$—	$—	$51,487
US Treasury securities	Short-term investments	153,746	17	(12)	153,751
		$205,233	$17	$(12)	$205,238

6. Funds Receivable
Funds receivable represents cash-in-transit from third-party payment processors that is received by the Company within approximately five business days from the date of the underlying ticketing transaction. For periods ending on a weekend or a bank holiday, the funds receivable balance will typically be higher than for periods ending on a weekday, as the Company settles payment processing activity on business days. The funds receivable balance includes the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such amounts were $27.5 million and $44.2 million as of September 30, 2024 and December 31, 2023, respectively.
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

	September 30, 2024	December 31, 2023
Accounts receivable, customers	$4,144	$3,524
Allowance for credit losses	(920)	(710)
Accounts receivable, net	$3,224	$2,814
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
As of September 30, 2024, the balance of creator signing fees, net is being amortized over a weighted-average remaining contract life of 4.0 years on a straight-line basis. The write-offs and other adjustments for the nine months ended September 30, 2024 include a reserve release to reflect losses recovered from a litigation settlement in June 2024. The following table summarizes the activity in creator signing fees for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$5,154	$2,569	$1,937	$1,748
Creator signing fees paid	3,195	—	4,046	30
Amortization of creator signing fees	(375)	(275)	(777)	(742)
Write-offs and other adjustments	349	16	3,117	1,274
Balance, end of period	$8,323	$2,310	$8,323	$2,310

Creator signing fees are classified as follows on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	September 30, 2024	December 31, 2023	September 30, 2023
Creator signing fees, net	$4,399	$634	$913
Creator signing fees, net noncurrent	3,924	1,303	1,397
Total creator signing fees	$8,323	$1,937	$2,310
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
The following table summarizes the activity in creator advances for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$6,852	$695	$2,804	$721
Creator advances paid	827	722	4,502	822
Creator advances recouped	(1,617)	(110)	(2,222)	(528)
Write-offs and other adjustments	95	357	1,073	649
Balance, end of period	$6,157	$1,664	$6,157	$1,664
10. Accounts Payable, Creators
Accounts payable, creators consists of unremitted ticket sale proceeds, net of Eventbrite service fees and applicable taxes. Amounts are remitted to creators within five business days subsequent to the completion of the related event. Creators may apply to receive a portion of these proceeds prior to completion of their events.
For qualified creators, the Company passes ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, the Company refers to these payments as advance payouts. When an advance payout is made, the Company reduces its cash and cash equivalents with a corresponding decrease to its accounts payable, creators. The advance payouts balance at the end of the period may fluctuate due to the timing of events and the creator's payout schedule. As of September 30, 2024 and December 31, 2023, advance payouts outstanding was $131.5 million and $115.3 million, respectively.
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
Reserves are recorded based on the Company's assessment of various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, macroeconomic conditions, and actual chargeback and refund activity trends. The chargebacks and refunds reserve was $9.1 million and $8.1 million, which primarily includes reserve balances for estimated advance payout losses of $5.9 million and $6.0 million, as of September 30, 2024 and December 31, 2023, respectively.
The Company will adjust reserves in the future to reflect best estimates of future outcomes. The Company cannot predict the outcome of or estimate the possible recovery or range of recovery from these matters. It is possible that the reserve amount will not be sufficient and the Company's actual losses could be materially different from its current estimates.
12. Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	September 30, 2024	December 31, 2023
Capitalized internal-use software development costs	$71,182	$62,615
Furniture and fixtures	179	179
Computers and computer equipment	3,935	3,617
Leasehold improvements	924	924
Property and equipment	76,220	67,335
Less: Accumulated depreciation and amortization	(62,671)	(57,951)
Property and equipment, net	$13,549	$9,384
The Company recorded the following amounts related to depreciation of fixed assets and capitalized internal-use software development costs during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation expense	$154	$241	$549	$962
Amortization of capitalized internal-use software development costs	1,679	870	4,344	2,493
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
The components of operating lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$190	$86	$463	$5,088
Sublease income	—	—	—	(104)
Total operating lease costs, net	$190	$86	$463	$4,984
As part of the 2023 restructuring plan, the Company closed certain offices in April 2023 to align with the geographic distribution of its employees, resulting in the acceleration of $3.9 million in amortization of right-of-use assets for the nine months ended September 30, 2023.
As of September 30, 2024, the Company's operating leases had a weighted-average remaining lease term of 1.5 years and a weighted-average discount rate of 4.6%.

As of September 30, 2024, maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
The remainder of 2024	$547
2025	2,142
2026	372
Total future operating lease payments	3,061
Less: Imputed interest	(95)
Total operating lease liabilities	$2,966

Operating lease liabilities, current	$2,010
Operating lease liabilities, noncurrent	956
Total operating lease liabilities	$2,966
14. Goodwill and Acquired Intangible Assets, Net
The carrying amount of the Company's goodwill was $174.4 million as of September 30, 2024 and December 31, 2023. The Company tests goodwill for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. The Company did not record any goodwill impairment during the three or nine months ended September 30, 2024 and 2023.
Acquired intangible assets consisted of the following (in thousands):

	September 30, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Developed technology	$22,396	$(22,299)	$97	$22,396	$(21,679)	$717
Customer relationships	74,884	(67,964)	6,920	74,884	(62,287)	12,597
Tradenames	1,350	(1,350)	—	1,350	(1,350)	—
Acquired intangible assets, net	$98,630	$(91,613)	$7,017	$98,630	$(85,316)	$13,314
The following table set forth the amortization expense recorded related to acquired intangible assets during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of net revenue	$208	$208	$619	$617
Sales, marketing and support	1,906	1,906	5,677	5,862
Total amortization of acquired intangible assets	$2,114	$2,114	$6,296	$6,479
As of September 30, 2024, the total expected future amortization expense of acquired intangible assets by year is as follows (in thousands):

The remainder of 2024	$2,003
2025	5,014
Total expected future amortization expense	$7,017
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
The Company’s cash equivalents, funds receivable, accounts receivable, accounts payable and other current liabilities approximate their fair value. All of the Company's financial assets and liabilities are Level 1, except for debt. See Note 16, “Debt,” for details regarding the fair value of the Company's 0.750% convertible senior notes due 2026 (the 2026 Notes) and 5.000% convertible senior notes due 2025 (the 2025 Notes, and together with the 2026 Notes, the Convertible Notes).
16. Debt
As of September 30, 2024 and December 31, 2023, the Convertible Notes classified as long-term debt consisted of the following (in thousands):

	September 30, 2024			December 31, 2023
	2026 Notes	2025 Notes	Total	2026 Notes	2025 Notes	Total
Outstanding principal balance	$212,750	$30,000	$242,750	$212,750	$150,000	$362,750
Less: Debt issuance costs	(2,080)	(275)	(2,355)	(2,864)	(2,218)	(5,082)
Carrying amount, long-term debt	$210,670	$29,725	$240,395	$209,886	$147,782	$357,668
The following tables set forth the total interest expense recognized related to the Convertible Notes for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash interest expense	$1,628	$2,274	$6,176	$6,801
Amortization of debt issuance costs	456	548	1,512	1,557
Total interest expense	$2,084	$2,822	$7,688	$8,358

The following table summarizes the Company's contractual obligation to settle commitments related to the Convertible Notes as of September 30, 2024 (in thousands):

	Payments due by Year
	Total	2024	2025	2026
2026 Notes	$212,750	$—	$—	$212,750
Interest obligations on 2026 Notes (1)	3,192	—	1,596	1,596
2025 Notes	30,000	—	30,000	—
Interest obligations on 2025 Notes (1)	2,250	750	1,500	—
(1) The 2026 Notes and 2025 Notes bear interest at a fixed rate of 0.750% and 5.000% per year, respectively.

2025 and 2026 Notes
The effective interest rate of the 2026 Notes is 1.3%. The Company recorded cash interest of $1.2 million and amortization of debt issuance costs of $0.8 million related to the 2026 Notes during each of the nine months ended September 30, 2024 and September 30, 2023.
The effective interest rate of the 2025 Notes is 5.8%. The Company recorded cash interest of $5.0 million and $5.6 million, and amortization of debt issuance costs of $0.7 million and $0.8 million related to the 2025 Notes during the nine months ended September 30, 2024 and September 30, 2023, respectively.
The fair value of the 2026 Notes and 2025 Notes, which the Company has classified as Level 2 instruments, was $184.3 million and $29.6 million respectively, as of September 30, 2024. The fair value of the Convertible Notes is determined using observable market prices on the last business day of the period.
Note Repurchases
On August 21, 2024, the Company announced that it had entered into separate, privately negotiated repurchase transactions (collectively, the “Repurchases”) with certain holders of the Company’s outstanding 2025 Notes, pursuant to which the Company repurchased $120 million aggregate principal amount of the 2025 Notes for an aggregate cash repurchase price of $120.5 million, which included accrued and unpaid interest on such 2025 Notes. The Repurchases resulted in a $0.3 million loss on extinguishment in the third quarter of 2024.
Gains and losses on extinguishment are included within other income (expense), net on our condensed consolidated statements of operations and included as an adjustment to reconcile net loss to net cash provided by (used in) operating activities in our condensed consolidated statements of cash flows.
The Company had previously entered into capped call transactions with certain financial institutions in connection with the issuance of the 2025 Notes. All of these transactions remain in effect notwithstanding the Repurchases.
17. Commitments and Contingencies
The Company's principal commitments consist of obligations under the Convertible Notes (including principal and coupon interest); and operating leases for office space, as well as non-cancellable purchase commitments. See Note 16, "Debt" for contractual obligations to settle commitments relating to the Convertible Notes and Note 13, "Leases" for operating leases for office space.
Other than as described in Note 13 and Note 16, there were no material changes to the Company's contractual obligations from those disclosed in the 2023 Form 10-K.
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
The matter discussed below summarizes the Company’s current significant litigation.
Commercial Contract Litigation

On June 18, 2020, the Company filed a Complaint in the United States District Court for the Northern District of California against M.R.G. Concerts Ltd. (MRG) and Matthew Gibbons (Gibbons), asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory judgment, unfair competition and common counts under California law, arising out of MRG and Gibbons' termination of certain contracts with the Company and their refusal to make various payments to the Company required by those contracts. On June 28, 2024, MRG and Eventbrite executed an agreement for MRG to pay Eventbrite the settlement amount of $8.3 million. The Company determined that the gain was realizable and recognized a loss recovery of $4.4 million as a credit to general and administrative expenses and a gain of $3.9 million to other income in relation to this verdict during the second quarter of 2024.
Tax Matters
The Company is currently under audit in certain jurisdictions with regard to indirect tax matters. The Company establishes reserves for indirect tax matters when it determines that the likelihood of a loss is probable and the loss is reasonably estimable. Accordingly, the Company has established a reserve for the potential settlement of issues related to sales and other indirect taxes in the amount of $0.5 million and $1.1 million as of September 30, 2024 and December 31, 2023, respectively. These amounts, which represent management’s best estimates of its potential liability, include potential interest and penalties of $0.1 million and $0.2 million as of September 30, 2024 and December 31, 2023, respectively.
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
18. Stockholders' Equity
Common Stock Repurchase
On March 14, 2024, the Company announced that its board of directors approved a share repurchase program with authorization to purchase up to $100.0 million of the Company’s Class A common stock, which does not have an expiration date. During the nine months ended September 30, 2024, the Company repurchased 7,243,283 shares of its Class A common stock for an aggregate amount of $39.4 million, which includes amounts accrued for the 1% excise tax as a result of the Inflation Reduction Act of 2022. As of September 30, 2024, approximately $60.6 million remained available and authorized for future repurchases.
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
As of September 30, 2024, there were 5,270,216 and 5,955,438 options issued and outstanding under the 2010 Plan and 2018 Plan, respectively (collectively, the Plans). As of September 30, 2024, 7,770,415 shares of Class A common stock were available for grant under the 2018 Plan.
Stock options granted typically vest over a four-year period from the date of grant. Options awarded under the Plans are exercisable for up to ten years.
Stock Option Activity
Stock option activity for the nine months ended September 30, 2024 is presented below:

	Outstanding options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2023	12,318,335	$12.06	5.4	$2,845
Canceled	(1,092,681)	10.55
Balance as of September 30, 2024	11,225,654	12.21	4.5	$—
Vested and exercisable as of September 30, 2024	10,359,394	12.24	4.3	$—
Vested and expected to vest as of September 30, 2024	11,187,681	$12.22	4.5	$—
The aggregate intrinsic value in the table above represents the difference between the fair value of Class A common stock and the exercise price of outstanding, in-the-money stock options at September 30, 2024.
As of September 30, 2024, the total unrecognized stock-based compensation expense related to stock options outstanding was $5.0 million, which will be recognized over a weighted-average period of 1.6 years. There were no options granted during the nine months ended September 30, 2024.
Stock Award Activity
Stock award activity, which includes RSUs, PSUs and restricted stock awards (RSAs), for the nine months ended September 30, 2024 is presented below:

	Outstanding RSUs, RSAs and PSUs	Weighted-average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2023	12,478,798	$9.40	1.2	$104,315
Awarded	8,025,636	5.24
Released	(3,398,539)	10.02
Canceled	(3,594,313)	8.05
Balance as of September 30, 2024	13,511,582	7.13	1.1	36,887
Vested and expected to vest as of September 30, 2024	12,636,979	$7.15	1.1	$34,499
As of September 30, 2024, the total unrecognized stock-based compensation expense related to stock awards, was $57.2 million, which will be recognized over a weighted-average period of 1.6 years.
Stock-based Compensation Expense
Stock-based compensation expense recognized in connection with stock options, RSUs, RSAs, PSUs and the Employee Stock Purchase Plan (ESPP) during each of the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of net revenue	$151	$213	$430	$637
Product development	4,732	5,635	17,766	15,143
Sales, marketing and support	1,484	2,018	5,768	7,037
General and administrative	3,879	6,602	15,520	18,344
Total	$10,246	$14,468	$39,484	$41,161
The Company capitalized $0.5 million and $1.6 million of stock-based compensation expense related to capitalized software costs during the three and nine months ended September 30, 2024, respectively, compared to $0.5 million and $1.1 million during the three and nine months ended September 30, 2023, respectively.
19. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(3,768)	$(9,935)	$(7,195)	$(25,542)
Weighted-average shares used in computing earnings per share, basic and diluted	96,498	100,540	95,571	100,030
Net loss per share, basic and diluted	$(0.04)	$(0.10)	$(0.08)	$(0.26)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect (in thousands):

	September 30, 2024	September 30, 2023
Shares related to Convertible Notes	10,011	19,538
Stock options to purchase common stock	11,226	12,446
Restricted stock units	13,284	12,610
ESPP	182	136
Total shares of potentially dilutive securities	34,703	44,730
For the 2025 Notes and 2026 Notes, the conversion spread of 2.4 million shares and 7.6 million shares, respectively, will have a dilutive impact on diluted net income per share of Class A common stock when the average market price of the Company’s Class A common stock for a given period exceeds the conversion price of $12.60 per share for the 2025 Notes and $27.89 per share for the 2026 Notes.
20. Income Taxes
The Company recorded an income tax expense of $0.2 million and $1.3 million for the three and nine months ended September 30, 2024, respectively, compared to $0.8 million and $1.8 million for the three and nine months ended September 30, 2023, respectively. The increase was primarily attributable to insignificant non-routine tax expenses recorded during the prior year and changes in taxable earnings mix.
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

21. Geographic Information
The following table presents the Company's total net revenue by geography based on the currency of the underlying transaction (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$56,335	$59,963	$181,431	$175,836
International	21,466	21,581	67,173	62,534
Total net revenue	$77,801	$81,544	$248,604	$238,370
Net revenue for the United Kingdom represented 10% of the total consolidated net revenue for three months ended September 30, 2024. For the nine months ended September 30, 2024 and 2023, no individual country included in international net revenue represented more than 10% of the total consolidated net revenue.
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
Key Business Metrics and Non-GAAP Financial Measures
We monitor key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. In addition to revenue, net loss and other results under generally accepted accounting principles (GAAP), the following tables set forth key business metrics and non-GAAP financial measures we use to evaluate our business. We believe these metrics and measures are useful to facilitate period-to-period comparisons of our business performance. We believe that the use of Adjusted EBITDA is helpful to our investors as this metric is used by management in assessing the health of our business and our operating performance, making operating decisions, evaluating performance and performing strategic planning and annual budgeting. This measure is not prepared in accordance with GAAP and has limitations as an analytical tool, and you should not consider this in isolation or as substitutes for analysis of our results of operations as reported under GAAP. You are encouraged to evaluate the adjustments and the reasons we consider them appropriate.
Paid Ticket Volume
Paid ticket volume is measured by the number of tickets sold on our platform that generate ticket fees, referred to as paid ticket volume. We consider paid ticket volume an important indicator of the underlying health of the business. The table below sets forth the paid ticket volume for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Paid ticket volume	19,736	22,855	62,195	69,342
Our paid ticket volume for events in the United States and outside of the United States was 59% and 41% in the three months and 60% and 40%, respectively, in the nine months ended September 30, 2024, compared to 60% and 40% in the three months and 61% and 39%, respectively, in nine months ended September 30, 2023.
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

The following table presents our Adjusted EBITDA for the periods indicated and a reconciliation of our Adjusted EBITDA to the most comparable GAAP measure, net loss, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net loss (1)	$(3,768)	$(9,935)	$(7,195)	$(25,542)
Add:
Depreciation and amortization	3,946	3,226	11,189	9,934
Stock-based compensation	10,246	14,468	39,484	41,161
Interest income	(6,056)	(7,569)	(20,845)	(19,948)
Interest expense	2,084	2,821	7,690	8,359
Employer taxes related to employee equity transactions	97	273	889	832
Other (income) expense, net	(1,420)	2,357	(3,892)	3,230
Income tax provision	208	762	1,266	1,832
Adjusted EBITDA	$5,337	$6,403	$28,586	$19,858
(1) Restructuring related costs are included in Net Loss and Adjusted EBITDA.
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

Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of net revenue for the periods presented (in thousands):

Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$77,801	$81,544	$248,604	$238,370
Cost of net revenue	24,543	25,867	74,186	76,865
Gross profit	53,258	55,677	174,418	161,505
Operating expenses:
Product development	22,586	23,041	75,327	73,091
Sales, marketing and support	23,694	21,063	69,084	53,802
General and administrative	15,930	23,137	52,983	66,681
Total operating expenses	62,210	67,241	197,394	193,574
Loss from operations	(8,952)	(11,564)	(22,976)	(32,069)
Interest income	6,056	7,569	20,845	19,948
Interest expense	(2,084)	(2,821)	(7,690)	(8,359)
Other income (expense), net	1,420	(2,357)	3,892	(3,230)
Loss before income taxes	(3,560)	(9,173)	(5,929)	(23,710)
Income tax provision	208	762	1,266	1,832
Net loss	$(3,768)	$(9,935)	$(7,195)	$(25,542)

Condensed Consolidated Statements of Operations, as a percentage of net revenue	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	100%	100%	100%	100%
Cost of net revenue	32%	32%	30%	32%
Gross profit	68%	68%	70%	68%
Operating expenses:
Product development	29%	28%	30%	31%
Sales, marketing and support	30%	26%	28%	23%
General and administrative	20%	28%	21%	28%
Total operating expenses	80%	82%	79%	81%
Loss from operations	(12)%	(14)%	(9)%	(13)%
Interest income	8%	9%	8%	8%
Interest expense	(3)%	(3)%	(3)%	(4)%
Other income (expense), net	2%	(3)%	2%	(1)%
Loss before income taxes	(5)%	(11)%	(2)%	(10)%
Income tax provision	—%	1%	1%	1%
Net loss	(5)%	(12)%	(3)%	(11)%
Net Revenue
We currently generate revenues primarily from service fees and payment processing fees from the sale of paid tickets on our platform. Our ticketing fee structure typically consists of a flat per ticket fee and a percentage of the price of each ticket sold by a creator. Revenue is recognized when control of promised goods or services is transferred to the creator, which is when the ticket is sold for service fees and payment processing fees. We also derive a portion of revenues from fees associated with advertising and other marketplace services. Net revenue excludes sales taxes and value-added taxes (VAT) and is presented net of estimated customer refunds, chargebacks and amortization of creator signing fees.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands except percentages)
Total net revenue	$77,801	$81,544	$(3,743)	(5)%	$248,604	$238,370	$10,234	4%
Net revenue decreased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to a decrease in ticketing revenue due to a lower paid ticket volume. Revenue for the three months ended September 30, 2024 also reflects changes to organizer fees, including the discontinuation of the Flex plan and a reduction to Pro plan pricing.
Net revenue increased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in marketplace revenue, which consisted of organizer fees launched in June 2023 and advertising services. This increase was offset by a decrease in ticketing revenue due to a lower paid ticket volume.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands except percentages)
Cost of net revenue	$24,543	$25,867	$(1,324)	(5)%	$74,186	$76,865	$(2,679)	(3)%
Percentage of total net revenue	32%	32%			30%	32%
Gross margin	68%	68%			70%	68%
Cost of net revenue decreased during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 primarily due to reduced processing fees and lower personnel costs due to the 2023 restructuring.
Our gross margin remained consistent during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Our gross margin improved during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to higher margin attributed to marketplace revenue streams.

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
Product development
Product development expenses consist primarily of employee-related costs including salaries, bonuses, benefits and stock-based compensation, and third-party infrastructure expenses incurred in developing our platform including software subscription costs. Generally, we expect our product development expenses to increase in absolute dollars as we focus on enhancing and expanding the capabilities of our platform. Our product development expenses remained generally consistent year-over-year as a percentage of net revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands except percentages)
Product development	$22,586	$23,041	$(455)	(2)%	$75,327	$73,091	$2,236	3%
Percentage of total net revenue	29%	28%			30%	31%
Product development expenses remained generally consistent during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily driven by costs during the period associated with the reduction in force, offset by adjustments to our full-year compensation expense.
Product development expenses increased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to increased employee related costs, including stock-based compensation, due to headcount growth in our product development and engineering organization as we continue to focus our investment in building the functionality, scalability and security of our platform.
Sales, marketing and support
Sales, marketing and support expenses consist primarily of costs associated with our employees involved in selling and marketing our products and in public relations and communication activities, in addition to marketing programs spend. For our sales teams, this also includes commissions. Sales, marketing and support expenses are driven by investments to grow and retain creators and attendees on our platform, and improve the customer experience. Additionally, we classify certain creator-related expenses, including instances in which we issue refunds to consumers on behalf of creators and reserves for estimated advance payout losses, as sales, marketing and support expenses.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands except percentages)
Sales, marketing and support	$23,694	$21,063	$2,631	12%	$69,084	$53,802	$15,282	28%
Percentage of total net revenue	30%	26%			28%	23%
Sales, marketing and support expenses remained generally consistent during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to an increase to the chargeback reserve and refunds to consumers issued by the company due to greater chargeback and fraud activity, offset by a decrease in advertising spend and adjustments to our full-year compensation expense.
Sales, marketing and support expenses increased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by changes in reserves, including a $8.6 million increase due to greater chargeback and fraud activity and a $4.7 million change to our advanced payouts reserve compared to the prior year. The increase also included an increase in employee related costs, including stock-based compensation, offset by a decrease in advertising spend and restructuring costs.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands except percentages)
General and administrative	$15,930	$23,137	$(7,207)	(31)%	$52,983	$66,681	$(13,698)	(21)%
Percentage of total net revenue	20%	28%			21%	28%
General and administrative expenses decreased during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, primarily due to decreased personnel costs, including stock-based compensation, as a result of adjustments to our full-year compensation expense during the period and our workforce reductions in the third quarter of 2024 and first quarter of 2023.
Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents, marketable securities and amounts held on behalf of customers.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands except percentages)
Interest income	$6,056	$7,569	$(1,513)	(20)%	$20,845	$19,948	$897	4%
Percentage of total net revenue	8%	9%			8%	8%
Interest income decreased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to a lower balance of short-term investments in U.S. Treasury bills.
Interest income increased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to higher interest rates in the current year.
Interest Expense
In March 2021, we issued $212.75 million aggregate principal amount of the 2026 Notes and in June 2020, we issued $150.0 million aggregate principal amount of the 2025 Notes.
Interest expense consists primarily of cash interest expense, amortization of debt discount, and issuance costs on our Convertible Notes.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands except percentages)
Interest expense	$2,084	$2,821	$(737)	(26)%	$7,690	$8,359	$(669)	(8)%
Percentage of total net revenue	3%	3%			3%	4%
Interest expense decreased for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, due to the repurchase of $120 million aggregate principal amount of the 2025 Notes during August 2024.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign exchange rate remeasurement gains and losses recorded from consolidating our subsidiaries each period-end.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands except percentages)
Other income (expense), net	$1,420	$(2,357)	$3,777	160%	$3,892	$(3,230)	$7,122	220%
Percentage of total net revenue	2%	(3)%			2%	(1)%
Other income increased during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, driven by foreign currency rate measurement fluctuations and a $3.9 million gain awarded from a litigation settlement in June 2024.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands except percentages)
Income tax provision	$208	$762	$(554)	(73)%	$1,266	$1,832	$(566)	(31)%
Percentage of total net revenue	—%	1%			1%	1%
The decrease in provision for income taxes for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was primarily attributable to insignificant non-routine tax expenses recorded during both years and changes in taxable earnings mix.

Liquidity and Capital Resources
As of September 30, 2024, we had cash and cash equivalents of $531.0 million, short-term investments of $24.7 million and funds receivable of $30.2 million. Our cash and cash equivalents include bank deposits, U.S. Treasury bills and money market funds held by financial institutions. Our short-term investment portfolio, which consists of U.S. Treasury bills, is designed to preserve principal and provide liquidity. Our funds receivable represents cash-in-transit from credit card processors that is received to our bank accounts within five business days of the underlying ticket transaction. As of September 30, 2024, approximately 25% of our cash was held outside of the United States. We do not expect to incur significant taxes related to these amounts. The cash was held primarily to fund our foreign operations and on behalf of, and to be remitted to, creators. Collectively, our cash and cash equivalents balances represent a mix of cash that belongs to us and cash that is due to creators.
The amounts due to creators, which were $355.1 million as of September 30, 2024, are captioned on our condensed consolidated balance sheets as accounts payable, creators. These ticketing proceeds are legally unrestricted, and we invest a portion of creator cash in U.S. Treasury bills with original maturities less than one year. For qualified creators, we pass ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, we refer to these payments as advance payouts. When we provide advance payouts, we assume risk that the event may be canceled, fraudulent or materially not as described, resulting in significant chargebacks and refund requests. The terms of our standard merchant agreement obligate creators to repay us for ticket sales advanced under such circumstances. If the creator is insolvent, has spent the proceeds of the ticket sales for event-related costs, has canceled the event, or has engaged in fraudulent activity, we may not be able to recover our advance payout losses from these events. Such unrecoverable amounts could equal up to the value of the ticket sales or amounts settled to the creator prior to the event that has been postponed or canceled or is otherwise disputed. We record estimates for losses related to chargebacks and refunds based on various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, macroeconomic conditions, and actual chargeback and refund activity trends. Due to the nature of macroeconomic events, including but not limited to shifts in consumer behavior, inflation, increased labor costs, and increased interest rates, there is uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our recorded reserves in the future to reflect our best estimates of future outcomes, and we may pay in cash a portion of, all of, or a greater amount than the $9.1 million provision recorded as of September 30, 2024.

In June 2020, we issued the 2025 Notes, and in March 2021, we issued the 2026 Notes. The 2025 Notes mature on December 1, 2025 and the 2026 Notes mature on September 15, 2026. Under certain circumstances, holders may surrender their notes of a series for conversion prior to the applicable maturity date. Upon conversion, the notes may be settled in cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at our election. During the third quarter of 2024, we entered into separately, privately negotiated Repurchases, pursuant to which we repurchased $120 million aggregate principal amount of the 2025 Notes. See Note 16, "Debt", for details regarding the Repurchases.
On March 14, 2024, we announced that our board of directors approved a share repurchase program with authorization to purchase up to $100.0 million of the Company’s Class A common stock, which does not have an expiration date. Through September 30, 2024, we repurchased 7,243,283 shares of our Class A common stock for an aggregate amount of $39.4 million. As of September 30, 2024, approximately $60.7 million remained available and authorized for future repurchases.
We believe that our existing cash, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect.
Cash Flows
Our cash flow activities were as follows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$85,628	$101,800
Investing activities	124,644	(68,516)
Financing activities	(166,129)	(3,990)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,386)	(925)
Net increase in cash, cash equivalents and restricted cash	$41,757	$28,369

Comparison of Nine Months Ended September 30, 2024 and 2023
Cash Flows from Operating Activities
The net cash provided by operating activities of $85.6 million for the nine months ended September 30, 2024 was primarily due to our net loss of $7.2 million, adjusted for non-cash charges of $66.8 million primarily driven by stock-based compensation expense, and changes in our operating assets and liabilities that used $26.0 million in cash, primarily driven by timing of accounts payable to creators and funds receivable.
The net cash provided by operating activities of $101.8 million for the nine months ended September 30, 2023 was primarily due to our net loss of $25.5 million, adjusted for non-cash charges of $62.2 million primarily driven by stock-based compensation expense and changes to our operating assets and liabilities that provided $65.1 million in cash, primarily driven by timing of accounts payable to creators and funds receivable.
Cash Flows from Investing Activities
Net cash provided by investing activities of $124.6 million for the nine months ended September 30, 2024 primarily consisted of $269.0 million maturity of short-term investments, offset by $136.8 million in purchases of short-term investments.
Net cash used in investing activities of $68.5 million for the nine months ended September 30, 2023 primarily consisted of $273.7 million in purchases of short-term investments, offset by a $211.0 million maturity of short-term investments.
Cash Flows from Financing Activities
Net cash used in financing activities of $166.1 million during the nine months ended September 30, 2024 was primarily due to the $120.5 million repurchase of the 2025 Notes, $39.3 million repurchase of our Class A common stock and $6.8 million in taxes paid related to net share settlement of equity awards.

Net cash used in financing activities of $4.0 million during the nine months ended September 30, 2023 was primarily due to $5.5 million in taxes paid related to net share settlement of equity awards, offset by $0.9 million in proceeds from the exercise of stock options.
Effect of exchange rate changes on cash, cash equivalents and restricted cash
The effect of exchange rate changes on cash, cash equivalents and restricted cash on our condensed consolidated statements of cash flows relates to certain of our assets, primarily cash balances held on behalf of creators that are denominated in currencies other than the functional currency. These cash assets held for creators are directly offset by a corresponding liability to creators. During the nine months ended September 30, 2024 and September 30, 2023, we recorded a $2.4 million and $0.9 million decrease in cash, cash equivalents and restricted cash, respectively, primarily due to the strengthening of the U.S. dollar. The impact of the effect of exchange rate changes are primarily attributed to creator cash balances, which can serve as a natural hedge for the effect of exchange rates on accounts payable, creators presented within operating activities.
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
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements and did not have any such arrangements as of September 30, 2024.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We are exposed to market risk for changes in interest rates related primarily to balances of our financial instruments including cash and cash equivalents and short-term investments. As of September 30, 2024, we had cash and cash equivalents of $531.0 million and short-term investments of $24.7 million, which consisted primarily of money market funds and U.S. Treasury bills. The primary objective of our investment approach is to preserve capital principal and provide liquidity. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. A 10% change in the level of market interest rates would not have a material effect on our business, financial conditions or results of operations. In addition, our Convertible Notes are subject to fixed annual interest charges. These Convertible Notes therefore are not exposed to financial or economic risk associated with changes in interest rates. However, the fair value of these Convertible Notes may fluctuate when interest rates change or can be affected when the market price of our Class A common stock fluctuates. We carry the Convertible Notes at face value less unamortized issuance cost on our balance sheet, and we present the fair value for required disclosure purposes only.
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
Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information required for disclosure in reports filed or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to Company management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In early 2023, we raised ticketing fees for the first time in five years, and we have implemented pricing increases since January 2023 to reflect enhanced product features. We plan to continue making changes to our pricing structure from time to time.
In June 2023, we introduced a new pricing model which introduced new plans, fee types and subscription packages for event creators, which may include an organizer fee to creators in order to publish an event on the Eventbrite marketplace. In September 2024, we updated our pricing model to remove upfront fees, enabling creators to publish unlimited events of any size on Eventbrite. Creators who would like a broader set of marketing features are still able to opt into a subscription package to access our all-in-one marketing suite and enhanced customer support. Despite returning to a “free to publish” model, we may be unable to win back the business of departed creators, attract new creators or retain existing creators if we are unable to regain creators’ trust and demonstrate the value of our marketplace.
Although events of all sizes can now be published for free in our marketplace, our business will still depend, in part, on creators selecting and renewing subscription plans with us. Creators who opt into our subscription programs have no obligation to renew their subscriptions, and it is difficult to accurately predict long-term customer retention. If we are unable to provide subscription-based creators with the services and products they expect, we might be unable to retain or grow our subscriber base and thus adversely affect our subscription-based revenues. Additionally, changes to our pricing model and package composition, or our inability to effectively or competitively price our packages and solutions, could harm our business, financial condition and results of operations and impact our ability to predict our future performance.
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
To execute on our business strategy, we must attract and retain highly qualified personnel. We have had difficulty filling certain open positions in the past. We recently implemented a reduction in force that eliminated approximately 11% of our workforce, and this action may hurt our employer brand and make it more difficult to hire employees in the future. We face significant competition for personnel, specifically for engineers experienced in designing and developing cloud-based platform products.
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
There were no sales of unregistered equity securities during the three months ended September 30, 2024.
Issuer Purchases of Equity Securities
The table below provides information regarding our share repurchases during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)(1)
July 1, 2024 - July 31, 2024	455,314	$4.94	7,243,283	$60,704
August 1, 2024 - August 31, 2024	—	$—	7,243,283	$60,704
September 1, 2024 - September 30, 2024	—	$—	7,243,283	$60,704
Total	455,314	$4.94	7,243,283	$60,704
(1) On March 14, 2024, we announced that our board of directors had approved a share repurchase program with authorization to purchase up to $100 million of our Class A common stock (the Share Repurchase Program). The Share Repurchase Program does not obligate us to repurchase any specific number of shares, has no expiration date or time limit and may be modified, suspended or discontinued at any time at our discretion.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
Director and Officer 10b5-1 Trading Plans (10b5-1 Plans)
There were no written trading arrangements under Rule 10b5-1 that were adopted, terminated or modified by our directors or officers during the three months ended September 30, 2024.
There were no "non-Rule 10b5-1 trading arrangements," as defined in item 408(c) of Regulation S-K, adopted, terminated or modified by our directors or officers during the three months ended September 30, 2024.

Item 6. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Index

	Description of Exhibits	Incorporated by Reference
Exhibit Number		Form	Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	August 28, 2018
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	3.1	June 12, 2024
3.3	Second Amended and Restated Bylaws.	8-K	3.1	December 21, 2022
4.1	Form of Class A Common Stock Certificate.	S-1/A	4.1	September 7, 2018
10.1#	Form of Incentive Stock Option Agreement			Filed herewith
10.2#	Form of Non-Qualified Stock Option Agreement			Filed herewith
10.3#	Form of Global Restricted Stock Unit Award Agreement			Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)			Filed herewith

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

Eventbrite, Inc.

November 7, 2024	By:	/s/ Julia Hartz
Julia Hartz
Chief Executive Officer
(Principal Executive Officer)

November 7, 2024	By:	/s/ Charles Baker
Charles Baker
Chief Operating and Financial Officer
(Principal Accounting and Financial Officer)