Form 10-K
period 2024-12-31
Eventbrite, Inc.
filed 2025-02-27
CIK 1475115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K
____________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the New York Stock Exchange on such date was approximately $380.5 million.
As of February 20, 2025, 78,982,413 shares of the registrant's Class A common stock and 15,647,029 shares of the registrant's Class B common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Parts II and III of this report incorporate information by reference from the definitive Proxy Statement to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 2024.

EVENTBRITE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2024

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "appears," "shall," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements related to geopolitical and macroeconomic events, including their impact on us, our operations, or our future financial or operational results; our convertible senior notes; our future financial performance, including our revenue, costs of revenue and operating expenses; our anticipated growth and growth strategies and our ability to effectively manage that growth; our ability to achieve and grow profitability; changes in our business model; our corporate strategy and expectations with respect to our restructuring plan; our advance payout program; the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs; our predictions about industry and market trends; our ability to attract and retain creators and drive consumer demand; our ability to successfully operate internationally; our ability to attract and retain employees; our ability to comply with modified or new laws and regulations applying to our business; and our ability to successfully defend litigation brought against us and the potential effect of any current litigation on our business, financial condition, results of operations or liquidity.
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
•Our success depends on our ability to generate and grow our paid ticket volume by attracting and retaining creators, consumers and a catalog of locally relevant, high-quality events in the regions where we operate.
•Factors adversely affecting the live event market could impact our results of operations.
•The pricing and composition of our packages may affect our ability to attract or retain creators.
•We operate in an evolving industry which makes it difficult to evaluate our current business, future prospects, and increases the risk of your investment.
•Our results vary from quarter-to-quarter and year-to-year. Our results of operations in certain financial quarters or years may not be indicative of, or comparable to, our results of operations in subsequent financial quarters or years.
•We pay recoupable advances, non-recoupable payments and/or advance payouts to certain creators. If these arrangements are insufficient to attract a catalog of locally relevant, high-quality events, do not perform as we expect or the scheduled events are fraudulent, cancelled, postponed or unsuccessful, our business, financial condition and results of operations may be harmed.
•Our platform might be used for illegal or improper purposes, all of which could expose us to additional liability and harm our business.
•Our marketing efforts to help grow our business may not be effective.
•Our software is highly complex, and we have in the past, and may in the future, discover previously undetected errors, failures, bugs or other vulnerabilities.
•Any significant system interruption, outages or delays could damage our reputation, result in a potential loss of creators and adversely impact our business.
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
•We are incorporating generative AI into some of our products. This technology is new and developing and may present operational and reputational risks.
•Our payments system depends on third-party providers and is subject to risks that may harm our business.
•We face potential liability, expenses for legal claims and harm to our business based on the nature of the events business.
•We operate in a competitive landscape and compete with a variety of competitors to secure new and retain existing consumers and creators. If we cannot successfully compete with existing or potential competitors, our business, financial condition and results of operations will be harmed.

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
•Our failure to comply with the various export controls and trade and economic sanctions laws and regulations to which we are subject could subject us to liability, including civil and criminal penalties, or restrictions on sales.
•Our business is subject to a wide range of laws and regulations. Our failure to comply with those laws and regulations could harm our business.
•Failure to comply with payment network rules and to address the operational and compliance risks associated with our payments methods or practices could harm our business and results of operations.
•Failure to comply with laws and regulations related to payments could harm our business and results of operations.
•Our business may be subject to sales tax and other indirect taxes in various jurisdictions. In addition, creators may also be subject to certain taxes.
•We may not be able to generate sufficient cash flows or raise the additional capital necessary to fund our operations or other liquidity needs.
•Substantial levels of indebtedness could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness.
•The market price of our Class A common stock may be volatile and may decline regardless of our operating performance.
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
In 2024, Eventbrite creators hosted nearly 5 million free and paid events, issuing 270 million tickets on our global marketplace which resulted in over $3.2 billion dollars in gross ticket sales for the year. As more creators and consumers view Eventbrite as a trusted marketplace for live events, we believe we can drive more ticket sales and enhance our market position.
Our Strategy
As a global live events marketplace, we seek to provide consumers with a breadth of relevant, local live events and to enable creators to host successful events that draw upon access to Eventbrite’s consumers worldwide. We are committed to making strategic and disciplined investments that align with our long-term growth objectives and sustain our financial health. Our strategy to build an indispensable marketplace for live events is centered around:
Strengthening our trusted brand: We are deeply committed to building and strengthening Eventbrite as a powerful, mission-driven brand that not only inspires trust, but also brings people together through live experiences and the communities they create. Our brand is not just about trust and reliability, it’s about the joy, connection, and shared moments that define great events. To achieve this, we are integrating our brand across product, sales, and marketing to ensure every touchpoint reinforces our mission. We believe that brand trust and affinity arise from providing seamless access to relevant live experiences, creating an intuitive and safe ticketing experience, and fostering deep relationships with both creators and consumers. By doing so, we aim to reinforce that Eventbrite is the best place to discover, host, and attend events. For consumers, we seek to inspire confidence and delight throughout their journey by offering thoughtful event recommendations, showcasing events their friends are attending, enhancing customer support, and protecting against fraudulent events. For creators, we seek to build trust by delivering a best-in-class product experience, driving demand to their events, and ensuring reliable and timely payouts.
Creator acquisition and growth of our ticketing business: We are dedicated to reigniting growth within our core ticketing business. To achieve this, we are implementing a multifaceted strategy encompassing product innovation, targeted marketing, enhanced sales efforts, and superior service delivery. A significant milestone in our strategy was the reintroduction of our expanded free tier in the third quarter of 2024, allowing all creators to publish unlimited events of any size without incurring upfront fees. We believe that this return to our former model will attract and retain creators, engage consumers, and ultimately increase ticket volume. In addition to being a leading ticketing platform for our creators, we also provide powerful advertising tools and marketing solutions designed to drive demand for their events. By leveraging these strategic initiatives, we aim to create a robust and sustainable path for our ticketing business, ensuring long-term value creation for our stakeholders.
Delivering superior search and discovery: We are focused on delivering a superior search and discovery experience for consumers that recommends the right events at the right time. We seek to understand our consumers’ live event interests and preferences, in aggregate and on a personal level, in order to anticipate and inspire their future live event experiences. We continue to invest in the discovery experience to enable consumers to more easily browse, filter, and find events that are relevant to their interests and amplify the human connection through social networks.
Our Marketplace
We leverage technology and the Eventbrite brand to engage audiences and connect them in ways that help maximize business opportunities for event creators and satisfy consumer demands.
Consumer Experiences
We aspire to be the trusted choice for event discovery by helping consumers find new experiences and connect them with others who share their passions. When consumers come to Eventbrite, we are committed to delivering an engaging experience that feels relevant to their interests and location. We believe that enhancing the mobile application experience, showcasing region-specific inventory, and increasing visibility in the channels where our target audiences engage will continue to position Eventbrite as a leading consumer destination for live events.

In 2024, we invested in our consumer presence by refreshing the mobile application experience, with implementation starting in early 2025, making improvements to event registration, and providing a streamlined purchase experience. Our investments in the mobile application experience are designed to improve the consumer experience. We invested in improving the machine learning models driving our search and discovery experiences, where we seek to deliver relevant local and personalized collections of events as consumers search and browse for things to do. By prioritizing content, personalization, and convenience on the mobile application, we seek to captivate consumers and build long-term loyalty in our marketplace.
Creator Experiences
Event creators are an integral part of the Eventbrite community and we built our platform to provide a seamless event creation process for both creators new to hosting events and for frequent creators with years of experience. We offer a self-service approach that drives our business model and go-to-market strategy, as we efficiently serve a large and broad creator base with minimal training, support, or professional services. As a meaningful source of audience growth for many creators, we believe that further enhancing the consumer appeal and scale of our marketplace will help us drive more demand and ticket sales on behalf of creators.
In 2024, we further invested in the creator experience with our expanded free tier, powerful marketing and advertising tools, and new functionalities that better serve creators. In the third quarter of 2024, we reintroduced our expanded free tier, returning to a model that enables creators to publish their events at no cost on the Eventbrite marketplace. We will continue to provide creators with powerful marketing and advertising tools that utilize our events marketplace to help build anticipation before events, drive ticket sales, and engage audiences for future events. In 2024, we introduced Timed Entry and Instant Payout functionalities to better serve our creators. Timed Entry provides creators with greater control over how they manage the flow of attendees across multiple same-day time slots and simplifies the end-to-end experience for ticketing these types of events. Instant Payouts enables qualified creators to withdraw ticket sales proceeds on demand directly from the user dashboard, giving creators faster and more flexible access to funds they often need in order to produce their events. These products and investments are expected to strengthen the ease of use, performance and overall value proposition of our marketplace.
Our Technology
Our marketplace operates on a global scale and our technology platform is designed to perform consistently, securely, efficiently and reliably at high volume. Our platform must support transaction quantities generated by high-demand events and peak ‘on-sale’ transaction volumes, handling millions of events each year. To strengthen our platform infrastructure, we continue to shift from a monolithic architecture to a more scalable microservices architecture. We believe the microservices infrastructure we are implementing will improve our innovation velocity and our platform's overall scalability and availability. As we continue to evolve our platform technology, we are focused on investments in fraud protection, machine-learning to improve search and discovery, and artificial intelligence to reduce creator effort in the event creation process.
Trust and Safety
The trustworthiness of our platform is a key component in the success and longevity of our marketplace. We aim to provide event creators with a clear understanding of the requirements and guidelines for listing their events on Eventbrite. We are dedicated to making it easy for any user to report potential violations of our policies and we have expanded our proactive moderation capabilities. The unique nature of our self service model necessitates human involvement in content moderation, which we combine with the power of machine learning technology. Our teams regularly evaluate content on our marketplace to determine whether such content violates our terms of service, including our Community Guidelines.
Human Capital
Eventbrite is committed to bringing the world together through live experiences, and we think about working at Eventbrite as the ultimate live experience. We seek to create an engaged culture in which our employees, whom we refer to as Britelings, are motivated by helping people get together to explore their interests and pursue new passions. To fulfill our mission to become the leading live events marketplace, it is important that we attract, engage and retain talented employees. We strive to offer competitive compensation and a benefits program tailored to our employees' needs across our global locations.
As of December 31, 2024, we had a total of 748 full-time employees, of which 356 were in the United States and 392 were outside the United States.
Compensation and Benefits Program
Our compensation program is designed to attract and reward top talent who possess the skills to drive our business forward, achieve strategic goals, and create long-term value for our shareholders. We offer competitive compensation packages that include base salary and variable pay, such as annual cash bonuses and/or long-term incentives, tailored to each role and level.
We believe that a well-structured compensation program, balancing short-term and long-term incentives tied to meaningful performance metrics, aligns employee success with shareholder interests. Beyond compensation, we prioritize the total wellness of our people, providing resources and programs that support their physical, mental, and financial well-being. Our benefits include comprehensive health insurance, access to certified coaches and therapists, paid time off, parental leave, retirement plans, and additional wellness perks like allowances and our BriteBreak program, a monthly designated global time off one day per month, to enhance productivity and prevent burnout.
As we have transitioned to a primarily remote workforce, we have expanded our benefits to include home office stipends and virtual engagement programs. We remain committed to fostering a highly collaborative and connected culture through both virtual and in-person employee experiences, ensuring our people stay engaged and supported no matter where they work.
Competition
The landscape of event marketplace and planning solutions is impacted by shifting needs, advancing technology, and consumer trends. We operate in a competitive landscape that provides consumers and creators with many channels to promote or engage with live experiences.
Competition for Consumers
We believe that our competitors for consumers fall into four broad groups: (1) other ticketing providers; (2) search engines, namely Google, that aggregate consumer demand and search volume for things to do; (3) localized search platforms that pinpoint specific types of events in target geographical regions; and (4) social media platforms with large influencer presences that cater to audiences based on recent patterns and algorithms.
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
Competition for Creators
We believe that our competitors for creators fall into three broad groups: (1) other ticketing providers; (2) creator-developed ad hoc systems; and (3) event marketplaces with planning solutions, which are typically dedicated to a particular category of events in a limited number of geographies.
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
We incurred net losses of $15.6 million and $26.5 million in the years ended December 31, 2024 and 2023, respectively, and as of December 31, 2024, we had an accumulated deficit of $831.0 million. Our net revenue was $325.1 million and $326.1 million for the years ended December 31, 2024 and 2023, respectively. We also expect our operating expenses to increase in future periods, and if our revenue does not increase to more than offset these anticipated increases in our operating expenses, we may not be able to achieve or maintain profitability and our business, financial condition and results of operations will be adversely affected.
You should not rely on any revenue growth of any prior quarterly or annual period as an indication of our future performance. If we are unable to maintain revenue growth and manage our expenses effectively, we will not be able to achieve and maintain profitability.
Our corporate strategy may not be successful.
Our corporate strategy is to provide consumers with a breadth of relevant, local live events and to enable creators to host successful events that draw upon access to Eventbrite’s consumers worldwide. Our strategy to build an indispensable marketplace for live events is centered around strengthening our trusted brand and delivering a superior search and discovery experience for consumers. To support this strategy, we are focusing on serving consumers with relevant live experiences, creating a ticket purchasing experience that is efficient and secure, and engaging with creators and consumers in manners that inspired continued affiliation with Eventbrite. We may not be successful in implementing this strategy, and changes to our organizational structure and priorities have in the past and may disrupt our current business and financial performance.
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
Our success depends on our ability to generate and grow our paid ticket volume by attracting and retaining creators, consumers and a catalog of locally relevant, high-quality events in the regions where we operate.
The successful execution of our strategy requires us to generate and grow our paid ticket volume by attracting and retaining new creators, retain existing creators, drive consumer demand and acquire a catalog of locally relevant, high-quality events. Our ability to achieve these objectives may be impacted by a number of factors, some of which are outside of our control, including:
•our ability to drive consumers to our platform and provide quality consumer-facing interactions, including strong event search functionality, clear event listings and relevant event recommendations;
•the navigability, reliability and overall user experience of our consumer-facing interactions, such as our mobile application, which we plan to refresh later this year, and website;
•competitive factors, including the actions of new and existing competitors in our industry, such as competitors buying exclusive ticketing rights, offering or exceeding our upfront capital offer, or entering into or expanding within the market and regions in which we operate;
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
Eventbrite brings together event creators and consumers through live experiences. Through our highly-scalable self-service platform, we enable event creators to plan, promote and sell tickets to their events while helping connect their events to interested audiences. Through our mobile application, website and other consumer-facing interactions, we enable consumers to find experiences they love while serving as a demand generating engine for event creators. Our business is directly affected by the success of the events in our marketplace and our ability to attract and retain event creators, consumers and a catalog of locally relevant, high-quality events. Our revenue is impacted by the number and mix of events in our marketplace and the quantity and price of tickets sold to the events produced by creators and promoted in our marketplace and through distribution partners. As a global live events marketplace, our business is also subject to risks associated with the live event market in each of the countries in which we operate. Adverse trends in one or more event industries or markets could adversely affect our business. A decline in event attendance, particularly at paid events, or a reduction in the number of events listed in our marketplace may have an adverse effect on our business, financial condition and results of operations.
Our business depends on discretionary consumer spending. During periods of economic slowdown and recession, as well as other periods of economic instability or uncertainty, consumers may have less disposable income and/or reduce their discretionary spending. Global and regional macroeconomic developments, such as increased unemployment, volatility in financial and capital markets, increased interest rates, reduced access to credit and decreased liquidity, political uncertainty, the threat or imposition of substantial tariffs on imports from various countries, including China, Canada and Mexico, and armed conflicts, could negatively affect consumer and corporate spending.
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
Any adverse condition, including those described above or other disasters and catastrophic events, including wildfires, that could impact the industry in which we operate or the overall economic environment, could lead to unsatisfied consumers and require refunds or chargebacks or increase complexity and costs for creators and us, would harm our business, financial condition and results of operations.
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
In June 2023, we introduced a new pricing model which introduced new plans, fee types and subscription packages for event creators, which may include an organizer fee to creators in order to publish an event on the Eventbrite marketplace. In September 2024, we reverted to our original pricing model, removing upfront fees, and enabling creators to publish unlimited events of any size on Eventbrite. Creators who would like a broader set of marketing features are still able to opt into a subscription package to access our all-in-one marketing suite and enhanced customer support. Despite returning to a “free to publish” model, we may be unable to win back the business of departed creators, attract new creators or retain existing creators if we are unable to regain creators’ trust and demonstrate the value of our marketplace.
Additionally, changes to our pricing model and package composition, or our inability to effectively or competitively price our packages and solutions, could harm our business, financial condition and results of operations and impact our ability to predict our future performance.
We operate in an evolving industry which makes it difficult to evaluate our current business, future prospects, and increases the risk of your investment.
Our evolving industry makes it difficult to effectively assess or forecast our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter or may encounter. These risks and difficulties include our ability to cost-effectively retain existing and attract new creators and consumers, drive consumer demand and acquire a catalog of locally relevant, high-quality events, maintain the quality of our technology infrastructure that can efficiently and reliably handle ticket sales and event management services globally and the deployment of new features and solutions and successfully compete with other companies that are currently in, or may enter, the ticketing and event solution space. Additional risks include our ability to effectively manage growth, responsibly use the data that creators and consumers share with us, process, store, protect and use personal data in compliance with governmental regulation, contractual obligations and other legal obligations related to privacy and security and avoid interruptions or disruptions in our service or slower than expected load times for our platform. Other risks include the ability to hire, integrate and retain world class talent at all levels of our company, continue to expand our business in markets outside the United States, and defend ourselves against litigation, regulatory, intellectual property, privacy or other claims. If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above, our business, financial condition and our results of operations will be harmed.
Our results vary from quarter-to-quarter and year-to-year. Our results of operations in certain financial quarters or years may not be indicative of, or comparable to, our results of operations in subsequent financial quarters or years.
Our quarterly and annual results of operations have fluctuated significantly due to a variety of factors, many of which are outside of our control and difficult to predict, and are impacted by gross ticket sales levels, revenue mix, ticket fee pricing and paid ticket volume. We expect our future quarterly and annual operating results to fluctuate as we focus on driving consumer demand and acquiring a catalog of locally relevant, high-quality events on our platform. We may need to make business decisions that could adversely affect our operating results, such as modifications to our pricing strategy, business structure or operations. As a result, it is difficult for us to forecast the level or source of our revenue accurately.
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
We pay recoupable advances, non-recoupable payments and/or advance payouts to certain creators. If these arrangements are insufficient to attract a catalog of locally relevant, high-quality events, do not perform as we expect or the scheduled events are fraudulent, cancelled, postponed or unsuccessful, our business, financial condition and results of operations may be harmed.
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
Upfront payments are common practice in certain segments of the ticketing industry and are typically made to a creator upon entering into or renewing a multi-year exclusive ticketing or services contract with us, or upon meeting annual contractual requirements. A creator who has received a non-recoupable payment keeps the entire upfront payment, so long as the creator complies with the terms of the creator’s contract with us, including, but not limited to, performance of an event and achievement of certain ticket sale minimums. For recoupable advances we are entitled to recoup the entire advance by withholding all or a portion of the ticket sales sold by the creator to whom the advance was previously paid until we have fully recouped the advance. A creator is generally obligated to repay all or a portion of the upfront payment to us if such creator does not comply with the terms of the contract or perform an event, although there is no guarantee that we will be able to collect such repayment. When we provide advance payouts, we assume significant risk that the event may be cancelled, postponed, fraudulent, materially not as described or removed from our platform due to its failure to comply with our terms of service, merchant agreement or community guidelines, resulting in significant chargebacks, refund requests and/or disputes between consumers and creators. If the creator is insolvent, has spent the proceeds of the ticket sales for event-related costs, has cancelled the event, or has engaged in fraudulent activity, we may not be able to recover our losses from these events. These losses could be many multiples of the fees we collected from such transactions. As of December 31, 2024 and December 31, 2023, advance payouts outstanding were $101.2 million and $115.3 million, respectively.
In an effort to attract a catalog of locally relevant, high-quality events to our marketplace, we make upfront payments available to qualifying creators who accept our standard or negotiated terms and conditions. We believe that upfront payments are an important financing option for certain creators, and that failure to make upfront payments available to high-value qualified creators or in insufficiently compelling dollar amounts will put us at a competitive disadvantage to ticketing solutions that offer cash incentives more broadly and in higher amounts to newly acquired or renewing creators.
Non-recoupable payments, net, including noncurrent balances, were $7.5 million and $1.9 million as of December 31, 2024 and 2023, respectively, and, as of December 31, 2024, these payments were being amortized over a weighted-average remaining life of 3.7 years on a straight-line basis.

Creator advances, net, including noncurrent balances, were $3.4 million and $2.8 million as of December 31, 2024 and December 31, 2023, respectively.
We make upfront payments based on the expectations of future ticket sales on our platform by such creators. We make the decision to make these payments based on our assessment of the past success of the creator, past event data, future events the creator is producing and other financial information. However, event performance may vary greatly from year-to-year and from event to event. If our assumptions and expectations with respect to event performance prove wrong or if a counterparty defaults or an event is not successful or is cancelled, our return on these upfront payments will not be realized and our business, financial condition and results of operations could be harmed.
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
In addition to the marketing strategies described above, we also engage with celebrities and influencers and partner with aligned brands as part of our marketing efforts, and our perceived affiliation with these individuals and brands could cause us brand or reputational damage in the event they undertake actions inconsistent with our brand and values or otherwise fall in public perception.
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
To execute on our business strategy, we must attract and retain highly qualified personnel. We have had difficulty filling certain open positions in the past. In the third quarter of 2024, we implemented a reduction in force that eliminated approximately 11% of our workforce, and this action may hurt our employer brand and make it more difficult to hire employees in the future. We face significant competition for personnel, specifically for engineers experienced in designing and developing cloud-based platform products.
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
We believe that our corporate culture has been an important contributor to our success, which we believe fosters innovation, teamwork and passion for creators and our transition to a global marketplace. As of December 31, 2024, 66.2% of our development roles were located outside the United States, and nearly all of our customer support and operations roles were transitioned to third-party vendors outside the United States, both of which involve risks related to difficulties in managing and staffing international operations and differences in employee norms. Further, we may face challenges in integrating new employees or any acquired companies into our corporate culture. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, maintain our performance or execute on our business strategy, which may harm our business, results of operations and financial condition.
In addition, our remote-first work environment (and remote and hybrid working arrangements at many third-party providers) subjects us to operational challenges and risks. We face increased cybersecurity risks due to our reliance on Internet technology and the number of our employees who are working remotely, which creates challenges associated with managing remote computing assets and may create additional opportunities for threat actors to exploit vulnerabilities present in many non-corporate and home networks. Remote working may also result in other information technology, privacy and fraud risks. Allowing members of our workforce to work remotely may create intellectual property risks if employees create intellectual property on our behalf while residing in a jurisdiction with unenforced or uncertain intellectual property laws. We are also exposed to risks associated with the locations of remote workers, including compliance with local laws and regulations or exposure to compromised Internet infrastructure. Further, if employees fail to inform us of changes in their work location, we may be exposed to additional risks without our knowledge.
Our remote-first work environment also presents significant challenges to maintaining compliance with country and state requirements such as employee income tax withholding, the recording of reserves to cover withholding corrections or penalties, remittance and reporting, payroll registration and workers’ compensation insurance. Any of these operational challenges or tax implications resulting from our remote-first policy may harm our business, financial condition and results of operations.
Our software is highly complex, and we have in the past, and may in the future, discover previously undetected errors, failures, bugs or other vulnerabilities.
The software underlying our platform is highly complex and we have in the past, and may in the future, detect previously undetected programming errors, failures, bugs or other vulnerabilities. Any real or perceived errors, failures, bugs or other vulnerabilities discovered in our code could result in negative publicity and damage to our reputation, loss of creators and consumers, loss of or delay in market acceptance of our platform, loss of competitive position, loss of revenue or liability for damages, overpayments and/or underpayments, any of which could harm the confidence of creators and consumers on our platform, our business, financial condition and results of operations. In such an event, we may be required or may choose to expend additional resources in order to help correct the problem, which may divert engineering staff from building new solutions or product enhancements. Because creators use our platform for processes that are critical to their businesses, errors, failures or bugs in our code, or the underlying infrastructure, have resulted, and could in the future result, in creators seeking significant compensation from us for any losses they suffer and/or ceasing conducting business with us altogether. There can be no assurance that provisions typically included in our agreements with creators that attempt to limit our exposure to claims would be enforceable or adequate or would otherwise protect us from liabilities or damages with respect to any particular claim. Even if unsuccessful, a claim brought against us by any creators would likely be time-consuming and costly to defend and could harm our business, financial condition and results of operations.
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
Any significant system interruption, outages or delays could damage our reputation, result in a potential loss of creators and adversely impact our business.
Our ability to attract and retain creators depends on the reliable performance of our technology, including our websites, applications, information and related systems. System interruptions, slow-downs and a lack of integration and redundancy in our information systems and infrastructure may adversely affect our ability to operate our technology, handle sales for high-demand events, process and fulfill transactions, respond to creator and consumer inquiries and generally maintain cost-efficient operations.
We also rely on affiliate and third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in our systems and infrastructures, our businesses, our affiliates’ and/or third-party systems we use, or deterioration in the performance of these systems and infrastructures, could impair our ability to provide services, fulfill orders and/or process transactions. From time to time, we experience system interruptions caused by outages by our partners that make some or all systems or data unavailable or prevent us from efficiently providing services or fulfilling orders. For example, on February 27, 2024, we experienced an approximate 1 hour outage of our website. While this event did not have a material impact on our business, such events can reduce consumer trust in our platform.
We outsource our cloud infrastructure to Amazon Web Services (AWS), which hosts our platform, and therefore we are vulnerable to service interruptions at AWS, which could impact the ability of creators and consumers to access our platform at any time, without interruption or degradation of performance. Our customer agreement with AWS will remain in effect until July 31, 2025, and we are currently in negotiations with AWS to extend our contract with them. In the event that our AWS service agreements are terminated, or there is a lapse of service, interruption of Internet service provider connectivity or damage to AWS facilities, we could experience interruptions in access to our platform as well as delays and additional expense in arranging new facilities and services. For example, we previously experienced interruptions in the performance of our platform because of a hardware error that AWS experienced. We may also incur significant costs for using an alternative cloud infrastructure provider or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use.
In addition, fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, natural disasters, severe weather and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructures at any time. Climate change is expected to continue to cause adverse weather conditions, increased weather variability and natural disasters to become more frequent and less predictable. Any of these events could cause system interruptions, outages, delays and loss of critical data, and could prevent us from providing services, fulfilling orders and/or processing transactions. While we have backup systems for certain aspects of our operations, disaster recovery planning by its nature cannot be sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.

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
Our ability to attract and retain creators and consumers depends in large part on our ability to provide a user-friendly, safe and effective platform, develop, improve and maintain our platform and introduce compelling new solutions and enhancements. Our industry is characterized by rapidly changing technology (including artificial intelligence (AI)), new service and product introductions and changing demands of creators and consumers. We spend substantial time and resources understanding creators’ needs and responding to them and on driving consumer demand on our platform.
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
Further, our partners, some of whom are large technology companies, may be subject to federal regulation in the United States, which may restrict consumer access to our integrations and harm our business. TikTok, for example, was banned in the

United States and reinstated shortly thereafter in January 2025. While there is reprieve for the moment, TikTok may continue to be subject to federal scrutiny.
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
We rely heavily on Internet search engines, such as Google, to generate traffic to our websites, principally through free or organic searches. The ranking and display of our search results can be affected by a number of factors, many of which are not in our control. Search engines frequently change the algorithms that determine the ranking and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our websites to place lower in organic search query results. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of our websites or those of our partners and we are unable to quickly and efficiently adapt to the algorithm changes, our business, financial condition and results of operations would be harmed. Furthermore, our failure to successfully manage SEO could result in a substantial decrease in traffic to our websites, as well as increased costs if we were to replace free traffic with paid traffic, which may harm our business, financial condition and results of operations. Our competitors’ SEO efforts may be more successful than ours, which may result in their platforms receiving a higher search result ranking than ours. In the event any of the Internet search engines launches its own event-focused product, the prominence of our platform in organic search results for event-related terms may be reduced, and our SEO results and ticket sales may be adversely affected. Further, the new and evolving AI search landscape will likely impact how consumers search for information. It is currently unclear whether and how such changes to search will impact our SEO strategies and tactics.
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
In addition, changes to third-parties’ privacy and consumer data access policies have in the past, and may in the future, negatively impact the functionality of our product. For example, Apple and other marketplaces have in the past and will likely continue to implement new privacy and security features, which may negatively impact the effectiveness of our consumer data and platform. Such third-party changes may render our products less effective, obsolete or require us to divert engineering resources to retool our products rather than releasing new functionality. This may ultimately harm our business, financial condition and results of operations.
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
In the United States, numerous states have adopted new or modified data privacy and security laws that apply to companies like ours. For example, the California Consumer Privacy Act (CCPA) establishes a privacy framework for covered businesses such as ours and has required, and will likely continue to require, us to modify our data processing practices and policies and incur compliance related costs and expenses. Among other things, the CCPA provides certain rights to California residents, such as the right to opt out of certain sales or transfers of personal information (including for cross-context behavioral advertising) and requires specific disclosures to California residents about data collection, use and disclosure practices. The CCPA provides for potentially severe statutory penalties, and a private right of action for certain data breaches. It also created a new California data protection agency specifically tasked to enforce the law, which has resulted in increased regulatory scrutiny of companies doing business in California in the areas of data protection and security. The enactment of the CCPA has prompted a wave of similar legislative developments in other states in the United States, which creates a patchwork of overlapping but different state laws and conflicting requirements that make compliance challenging. Since the CCPA went into effect, laws governing the processing of personal information, including for marketing purposes, took effect in a number of states, including Virginia, Colorado, Connecticut, and Utah, and have been passed or proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States.
Furthermore, the Federal Trade Commission (FTC) and many state regulators continue to enforce a variety of data privacy and security issues, such as promises made in privacy policies, failures to take appropriate steps to keep personal information secure, or unfair processing of sensitive personal information, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws.
Moreover, we send marketing messages via email and are subject to the CAN-SPAM Act. The CAN-SPAM Act imposes certain obligations regarding the content of emails and providing opt-outs (with the corresponding requirement to honor such opt-outs promptly). While we strive to ensure that all of our marketing communications comply with the requirements set forth in the CAN-SPAM Act, any violations could result in the FTC seeking civil penalties against us.
Outside the United States, personal data is increasingly subject to regulation in numerous jurisdictions in which we operate, and the requirements can be more restrictive and rigorous than those in the United States. In particular, we are subject to data protection laws in Europe including the General Data Protection Regulation 2016/679 (GDPR) and the United Kingdom General Data Protection Regulation and Data Protection Act of 2018 (UK GDPR, and collectively referred to as GDPR), which impose stringent data protection obligations for processors and controllers of personal data with the risk of enforcement action, civil claims (including class actions), significant penalties (up to the greater of €20 million/£17.5 million or 4% of global turnover) or requirements for us to cease or change how we process personal data and conduct our business. Furthermore, because we are under the supervision of relevant data protection authorities in both the EU and the UK, we may be fined under both the EU GDPR and the UK GDPR for the same breach.
In addition, we are subject to other laws, regulations and requirements regarding the protection, security or processing of personal data, including the cross-border transfer of personal data or requirements for local storage and processing of data, including in Australia, Brazil and India. Other changes in laws, regulations and other requirements associated with the enhanced protection of certain types of personal data, such as data relating to minors, consumer health data or other sensitive information, could greatly increase the cost and complexity of providing our products and services, require significant changes to our operations or even prevent us from offering certain services in jurisdictions in which we operate.
The GDPR regulates cross-border transfers of personal data out of the European Economic Area (EEA) and the UK. Case law from the Court of Justice of the European Union (CJEU) states that reliance on standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism) alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country. We currently rely on the EU standard contractual clauses, UK Addendum to the EU standard contractual clauses and the UK International Data Transfer Agreement, as relevant, to transfer personal data outside the EEA and the UK with respect to both intragroup and third party transfers. However, we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As regulatory guidance and the enforcement landscape develops, we could suffer additional costs, complaints and/or regulatory investigations or fines, or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our business, financial condition and results of operations.
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
The interpretation and application of many privacy, data protection, consumer protection and e-marketing laws are, and will likely remain, uncertain, and these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or product features. Any failure or perceived failure by us and/or various third-party service providers and partners with which we do business to comply with or take steps to address such laws and other requirements relating to privacy, data security or the processing of personal data, or any cybersecurity incident, could damage our reputation, lead to an erosion of trust, result in a loss of creators or consumers, inhibit sales, discourage potential creators and consumers from trying our platform, result in fines, lawsuits (including class actions) and other claims and penalties, or require us to fundamentally change our business activities and practices or modify our products, any of which could harm our business, financial condition and results of operations. In addition, given the breadth and depth of changes in data protection obligations, ongoing compliance with evolving interpretations of applicable U.S. state data protection and privacy laws, the GDPR and other laws and requirements requires time and resources and a review of the technology and systems currently in use against such requirements. In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us, and complying with such regulatory standards could result in additional costs.
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
As an online platform, we rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business. Despite the implementation of security measures, we and our third-party providers are vulnerable to power outages, telecommunications failures, interruptions or shutdowns of our platform and catastrophic events, as well as cybersecurity risks that threaten the confidentiality, integrity and availability of our and third party providers’ information systems, technology, and confidential information (including information about our creators, consumers, employees and others, intellectual property and proprietary information such as trade secrets) through diverse attack vectors, including computer viruses, bugs or other vulnerabilities in software that is integrated into our (or our providers’) systems and products, break-ins, intentional or accidental actions or inaction by employees or others with authorized access to our or our providers’ networks, social engineering/phishing attacks, denial-of-service attacks, malicious or destructive code, malware, ransomware attacks, and other cyber attacks, data breaches and cybersecurity incidents.
Cyber attacks and security incidents (including through security breaches, computer malware and computer hacking attacks) upon information systems are accelerating on a global basis in their frequency, magnitude, levels of persistence, intensity and sophistication, and threat actors are using rapidly changing techniques and tools – including AI – that circumvent security controls, evade detection and remove forensic evidence, and are being conducted by diverse threat actors, including sophisticated and organized groups, state-sponsored organizations and individuals with a wide range of motives and expertise. A successful cyber attack or cybersecurity incident could occur and persist for an extended period of time before being detected.
As we continue to grow our business, expand to new geographical locations, and gain greater public visibility, we will continue to face a higher risk of being targeted by cyber attacks. As a result of our (and some of our providers’) transition to a primarily remote workforce, we face increased cybersecurity risks due to our reliance on Internet technology and the number of our employees who are working remotely, which may create additional opportunities for threat actors to exploit vulnerabilities. Additionally, any current or future integration of AI in our or any of our providers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Moreover, we have acquired and may continue to acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures, which exposes us to significant cybersecurity, operational and financial risks. We have experienced in the past, and could experience in the future, credential stuffing attacks in which malicious third parties used or attempted to use credentials compromised in data breaches suffered by other companies to access accounts on our platform. These credential stuffing attacks have in the past, and may in the future, result in the unauthorized takeover of a customer's account and the illegal abuse of account privileges to misdirect funds to bank accounts owned or controlled by such criminal actors, which may subject us to liability for illegal transactions. It is possible that such incidents of account takeover fraud could increase in the future. The misuse of our products or services for illegal or improper purposes could subject us to claims, individual and class action lawsuits, and government and regulatory investigations, prosecutions, enforcement actions, inquiries, or requests that could result in liability and reputational harm for us.
While we employ security measures intended to prevent, detect, and mitigate potential for harm to our users from the theft of or misuse of credentials on our network, these security measures may not be effective in every instance and may require significant costs. Furthermore, the prevalent use of mobile devices increases the risk of cybersecurity incidents. Misplaced, stolen or compromised mobile devices used at events for ticket scanning, or otherwise, could lead to unauthorized access to the device and data stored on or accessible through such device. We have in the past experienced breaches of our security measures, and our platform and systems are at risk for future breaches and incidents, including as a result of third-party action or employee, service provider, partner or contractor error or malfeasance. In the future, our financial performance may be impacted further if we face additional costs and expenses from customer compensation and retention incentives, creator loss, regulatory inquiries, litigation and further remediation and upgrades to our security infrastructure. Although we have insurance coverage, our policy may not cover all financial expenses related to cybersecurity incidents, and there is no guarantee that applicable insurance will be available to us in the future on economically reasonable terms or at all.
In addition, our platform involves the storage and transmission of personal information of our creators and consumers in our facilities and on our third-party equipment, computer systems, hardware, software, technology infrastructure and online sites and networks. Cybersecurity incidents expose us to legal claims or proceedings (such as class actions), remediation costs, increased costs for security measures, loss of revenue, damage to our reputation, customer loss and potential liability. Information and corporate information systems and security measures may be breached or adversely impacted due to the actions of outside parties, employee error or misconduct, malfeasance, a combination of these or otherwise, and, as a result, an unauthorized party may obtain access to our information systems and confidential information, including information relating to our creators and consumers. Additionally, outside parties may attempt to fraudulently induce employees, creators or consumers to disclose sensitive information in order to gain access to creator or consumer data. We will continuously examine and modify our security controls and business policies to address the use of new devices and technologies, and the increasing focus by consumers and regulators on controlling and protecting personal data. We may need to expend significant resources to protect against and remedy any potential cybersecurity incidents and their consequences, including making notifications to governmental authorities and affected individuals. For example, laws in the EU and UK and all 50 U.S. states require businesses to provide notice to individuals whose personal information has been disclosed as a result of certain data security breaches. Any cybersecurity incident or adverse impact to the availability, integrity or confidentiality of our platform or information systems, the systems or networks of our third-party service providers or partners, or any unauthorized access to information we or our providers and partners process or maintain, could harm our business, financial condition and results of operations.
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
While we have a cybersecurity risk management program and have implemented security policies and controls intended to protect our information systems, infrastructure and confidential information, there can be no assurance that such measures or our third-party service providers’ and partners’ security measures will successfully anticipate new or existing techniques used by threat actors, protect our systems and information, prevent service interruptions, software or hardware vulnerabilities or other security incidents. Further, if our employees or employees of our third-party service providers fail to comply with our internal security policies and practices, or fully implement our cybersecurity risk management program, our information systems and creator, consumer, employee and other confidential information stored thereon may be improperly accessed, used, disclosed or processed.
Although it is difficult to determine what harm may directly result from any specific interruption or incident, any actual or perceived failure to maintain performance, reliability, security and availability of our network infrastructure, or of any third-

party networks or systems used or supplied by our third-party service providers or partners, to the satisfaction of creators and consumers may harm our reputation and our ability to retain existing creators and consumers and attract new creators and consumers.
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
If an actual or perceived breach of our security or other cybersecurity incident occurs, the market perception of the effectiveness of our cybersecurity risk management program and measures could be harmed, and we could lose existing or future creators and consumers, face lawsuits (including class actions), regulatory investigations and enforcement actions, other legal or regulatory proceedings, damage to our reputation, suffer financial exposure due to such events or in connection with regulatory fines and penalties, incident response, remediation or system restoration efforts, investigation costs, changes or augmentation of our security measures, the expense of taking additional protection measures and future compliance costs. Any or all of the foregoing could materially adversely affect our business, financial condition and results of operations.
We are incorporating generative AI into some of our products. This technology is new and developing and may present operational and reputational risks.
We have incorporated a number of third-party, machine learning algorithms and models, automated decision-making technologies, and generative AI features (collectively, AI Technologies) into our products. This technology, which is a new and emerging technology that is in its early stages of commercial use, presents a number of risks inherent in its use.
In particular, AI Technologies such as algorithms are based on machine learning and predictive analytics, which can create accuracy issues, unintended biases and discriminatory outcomes. There is a risk that third-party generative AI algorithms (i.e., AI Technologies that can produce and output new content, software code, data and information) used in our products could produce inaccurate or misleading content or other discriminatory or unexpected results or behaviors (e.g., AI hallucinatory behavior that can generate irrelevant, nonsensical or factually incorrect results) that could harm our reputation, business, creators or consumers. Even though we have implemented measures, such as in-product disclosures, which inform creators when content is created for them by generative AI, our creators, consumers or others may rely on or use flawed content or information to their detriment, which may expose us to brand or reputational harm, competitive harm, consumer complaints, legal liability and other adverse consequences. In addition, the use of AI involves significant technical complexity and requires specialized expertise. Any disruption or failure in AI systems or infrastructure that we use could result in delays or errors in our operations, which could harm our business and financial results.
Existing laws and regulations apply to us and our vendors in new ways as a result of our use of AI Technologies and new laws and regulations have already, and likely will continue to be, instituted, the effects of which are difficult to predict. Current and future government regulation specifically related to AI may also increase the burden and cost of research and development in this area and future laws and regulations may require us to revise our offerings powered by AI Technologies. The intellectual property ownership and license rights, including copyright, surrounding AI Technologies has not been fully addressed by courts or laws or regulations, as AI Technology is an emerging technology for which the legal and regulatory landscape is not fully developed. Further, the use or adoption of AI Technologies into our offerings may result in exposure to claims of copyright infringement or other intellectual property misappropriation. While new AI Technologies initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business, or entirely limit our ability to incorporate certain AI Technologies into our offerings.
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
We operate in a competitive landscape and compete with a variety of competitors to secure new and retain existing consumers and creators. If we cannot successfully compete with existing or potential competitors, our business, financial condition and results of operations will be harmed.
We operate in a competitive landscape that provides consumers and creators with many channels to promote or engage with live experiences. We compete with a variety of competitors to secure new and retain existing consumers and creators. For consumers, we face competition from a number of media, including but not limited to: (i) other ticketing providers; (ii) search engines, namely Google, that aggregate consumer demand and search volume for things to do; (iii) localized search platforms that pinpoint specific types of events in target geographical regions; and (iv) social media platforms with large influencer presences that cater to audiences based on recent patterns and algorithms. Some competitors for consumers are also partners we rely on for consumer reach. For creators, we face competition from a number of solutions, including but not limited to: (i) other ticketing providers; (ii) creator-developed ad hoc systems; and (iii) event marketplaces with planning solutions, which are typically dedicated to a particular category of events in a limited number of geographies. Some of our competitors for creators have existing relationships or may develop relationships with potential creators or the venues or facilities used by those creators, which have in the past caused and may in the future cause those creators to be unwilling or unable to use our platform and this may limit our ability to successfully compete in certain markets where such relationships are common. For example, some competitors purchase venues or rights to events and/or enter into exclusivity agreements with creators. If creators do not remain independent from our potential competitors, demand for our platform will diminish and our business, financial condition and results of operations will be harmed.
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
We outsource a portion of our business operations to third-party providers located outside the United States, including the outsourcing of our customer support functions to third-party providers located in the Philippines and El Salvador. The services provided by these third-party providers include, but are not limited to, supporting critical financial functions such as creator payouts, chargeback management, and fraud identification. These third-party providers may make errors and not comply with our contractual requirements, and their personnel may not provide us or our creators and consumers with an acceptable level of service, which could damage our relationships with our creators and consumers. This could result in financial loss and significant disruptions in our operations, and replacing currently outsourced functions could result in significantly increased costs to undertake our operations. In addition, our outsourced functions may be negatively impacted by any number of factors, including political unrest, public health crises, social unrest, terrorism, war, vandalism, currency fluctuations, changes to the laws of the jurisdictions in which we do business or outsource operations, or increases in the cost of labor and suppliers in any jurisdiction in which we outsource any portion of our business operations. As a result of our outsourcing activities, it may also be more difficult for us to recruit and retain qualified employees for our business needs at any time. Any failure to successfully outsource portions of our business operations could materially adversely affect our business, financial condition and results of operations.
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
In 2024 and 2023, we derived 27% and 26%, respectively, of our net revenue from outside of the United States. We currently have various offices outside the United States, including offices in the United Kingdom, India, Ireland, Spain, Australia and Argentina. We have concentrated engineering and business development teams in India and Spain. Our international operations and results are subject to a number of risks, including:
•difficulties in attracting and retaining new creators and a catalog of locally relevant, high-quality events in the geographies we target to grow our marketplace;
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
Our strategy on environmental, social and governance activities (Impact strategy) focuses on Eventbrite’s mission to bring the world together through live experiences. We have announced a number of initiatives in our Corporate Responsibility Report which provides metrics on a number of environmental and social factors which we monitor (corporate responsibility metrics) and include some references to such Corporate Responsibility Report in our Proxy Statement for our 2025 Annual Meeting of Stockholders. As a result, our business may face heightened scrutiny for the activities related to the corporate responsibility metrics. Moreover, due to increasing and evolving scrutiny from governmental bodies, investors, consumers, customers, employees and other stakeholders and third parties of companies’ environmental, social and governance matters, including inclusion and belonging matters, we cannot assure that our stakeholders will agree with our corporate responsibility activities. Any perception, whether or not valid, that we have failed to achieve, or to act responsibly with respect to, such matters or to effectively respond to new or additional legal or regulatory requirements regarding such matters could result in adverse publicity or potential regulatory or stakeholder engagement or litigation and adversely affect our business and reputation. In addition, anti-environmental, social and governance sentiment has gained some momentum across the United States, with the federal government and several states having enacted or proposed anti-environmental, social and governance executive orders, policies or legislation, or issued related legal opinions. The fact that different stakeholder groups may have divergent views on such matters increases the risk that any action or lack thereof with respect to such matters may be perceived negatively by at least some stakeholders and adversely affect our reputation and business. Our selected corporate responsibility metrics are reviewed by our senior leadership and key internal stakeholders but do not receive independent third-party assurance. Reasonable assurance sought in connection with a financial statement audit is not provided for the corporate responsibility metrics and therefore the review process for the corporate responsibility metrics may not identify all material statements, omissions or any errors made in reporting the corporate responsibility metrics. As a result, we may not be protected from potential liability under the securities laws for our corporate responsibility metrics and related statements. In addition, for some of the corporate responsibility metrics we report, the methodology of computation and/or the scope of our assessed value chain continues to evolve from year to year. As a result, period over period comparisons may not be meaningful.
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

Additionally, we are committed to only considering legally compliant methods for advancing our efforts, including inclusion and belonging efforts, however there can be no assurance that our current programs, reporting frameworks, or principles will be in compliance with any new environmental and social laws and regulations that may be promulgated in the United States and elsewhere, and the costs of changing any of our current practices to comply with any new legal and regulatory requirements in the United States and elsewhere may be substantial. Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers. For example, the State of California has enacted a number of laws that may require us to report on certain information related to carbon neutrality claims and use of carbon removal credits and carbon avoidance credits, our direct and indirect greenhouse gas emissions and climate-related financial risks. Other jurisdictions may introduce similar or conflicting regulations in the future. Additionally, in March 2024, the SEC enacted climate-related disclosure rules, which were stayed. If imposed, those rules would require climate-related disclosures in SEC filings and audited financial statements, and future federal rules may impose similar or conflicting disclosure and other requirements. In addition, we and/or certain of our subsidiaries may be subject to the requirements of the European Union’s Corporate Sustainability Reporting Directive (and its implementing laws, standards and regulations as well as other related European Union directives and regulations), which will require additional disclosures across topics, such as climate change, biodiversity, pollution, resource use, human capital management and supply chain labor standards, among other topics. Further, jurisdictions in which we and/or certain of our subsidiaries or affiliates operate have signaled intentions to adopt in some form the International Sustainability Standards Board’s sustainability and climate disclosure standards. These requirements may not entirely align and thus require us to duplicate certain or make different efforts or use different reporting methodologies in order to comply with each jurisdictions’ requirements. For example, we and/or certain of our subsidiaries may be subject to the requirements of the European Union Corporate Sustainability Reporting Directive (and its implementing laws and regulations and other European Union directives or European Union and European Union member state regulations, various disclosure requirements (such as information on greenhouse gas emissions, climate risks, use of offsets, and emissions reduction claims) from the State of California, and/or the International Sustainability Standards Board’s sustainability and climate disclosure standards, to the extent adopted in part or in full by jurisdictions in which we operate, among other regulations or requirements. These and other changes in stakeholder expectations or regulatory requirements may also lead to increased costs and scrutiny that could heighten all of the risks identified in this risk factor. Additionally, our suppliers, vendors and other partners may be subject to similar requirements, which may augment or create additional risks, including risks that may not be known to us.
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

Components of our platform include various types of software and services licensed from unaffiliated third parties. Our business could be disrupted if any of the software or services we license from others or functional equivalents thereof were either no longer available to us or no longer offered on commercially reasonable terms. In either case, we could be required to either redesign our platform to function with software or services available from other parties or develop these components ourselves, which could result in increased costs and could result in delays in the release of new solutions and services on our platform. Furthermore, we might be forced to limit the features available in our platform due to changes by our third-party software and service providers. In addition, if we fail to maintain or renegotiate any of these software or service licenses, we could face significant delays and diversion of resources in attempting to license and integrate functional equivalents.
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
We use third-party open source software in our platform, which could subject us to litigation or other actions.
We use open source software in our platform and may use more open source software in the future. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our provision of our platform. From time to time, companies that use open source software have faced claims challenging the use of open source software or compliance with open source license terms, and we could be subject to such lawsuits. Litigation could be costly for us to defend, harm our business, financial condition and results of operations or require us to devote additional research and development resources to change our platform. In addition, if we were to combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software. If we inappropriately use open source software, we may be required to re-engineer parts of our platform, extract the open source software at issue or take other remedial actions. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections on the origin of software equivalent to those provided by third-party commercial software providers. Any of the foregoing could adversely impact the value or enforceability of our intellectual property, and materially adversely affect our business, financial condition and results of operations.

Our results of operations may be adversely affected if we are subject to a protracted intellectual property rights infringement claim or a claim that results in a significant damage award.
There is considerable patent and other intellectual property development activity in our industry. Our success depends on our not infringing or misappropriating upon the intellectual property rights of others. Our competitors, as well as a number of other entities, including non-practicing entities and individuals, may own or claim to own intellectual property rights relating to our industry and may challenge the validity or scope of our intellectual property rights. From time to time, third parties, including our competitors and non-practicing entities, have claimed and may in the future claim that our products or technologies may infringe or misappropriate their intellectual property rights and may assert patent, copyright, trade secret and other claims based on intellectual property rights against us and our creators and vendors. A claim may also be made relating to technology or intellectual property rights that we acquire or license from third parties. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:
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
In addition, our business is subject to many laws and regulations, both foreign and domestic. These laws and regulations vary from jurisdiction to jurisdiction and may sometimes conflict. For example, in November 2022, the EU Digital Services Act (DSA) came into force, and in February 2024, the majority of the DSA’s substantive provisions relating to content moderation and transparency, which apply to us, took effect. The extent of regulatory enforcement and the additional obligations that may be imposed upon us under the DSA and similar pending legislation is not clear yet. The DSA may increase our compliance costs and require changes to our user interfaces and content moderation processes and operations, which may adversely affect our ability to attract and provide our services to creators and consumers, and may otherwise affect our business, financial condition and results of operations. Failure to comply with the DSA can result in fines of up to 6% of total annual worldwide turnover, and recipients of services have the right to seek compensation from providers in respect of damage or loss suffered due to infringement by the provider to comply with the DSA. Similarly, in the United Kingdom, the Online Safety Act 2023 (the OSA) establishes an extensive regulatory framework for certain user-to-user and search services and imposes obligations to protect users from illegal content which, if applicable, may increase compliance costs and may otherwise adversely affect our business, financial condition and results of operations. Failure to comply with the OSA can result in fines of up to 10% of total annual worldwide turnover or £18 million (whichever is greater).
We collaborate closely with fellow stakeholders toward bipartisan, comprehensive, live event ticketing reform. For example, we have supported the Senate’s Fans First Act (S. 3457), which aims to improve ticketing transparency by ensuring clear pricing, banning speculative ticketing, and eliminating deceptive websites, as well as implementing additional consumer protections. Our goal is to help improve the live event ecosystem by fostering ticketing marketplace integrity, restoring the faith of consumers and the ability of artists and event creators to host successful events. Outside of ticketing regulations, creators are often subject to regulations of their own, such as permitting and crowd control requirements. Regulatory agencies or courts may claim or hold that we are responsible for ensuring that creators comply with these laws and regulations, which could greatly increase our compliance costs, expose us to litigation, subject us to fines and penalties and otherwise harm our business.
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
Additionally, we and our third-party payment service providers are subject to the Payment Card Industry Data (PCI) Data Security Standard (PCI-DSS), issued by the PCI Council. PCI DSS is a multifaceted security standard that contains compliance guidelines and standards with regard to our security surrounding the physical administrative and technical storage, processing and transmission of individual cardholder data. Failure to be PCI-compliant or to meet other payment card standards may result in the imposition of financial penalties or the allocation by the card network of the costs of fraudulent charges to us. Additionally, if we or they experience substantial losses related to payment card transactions or in the event of noncompliance with PCI-DSS, we may choose to, or be required to, cease accepting certain payment cards for payment. Card associations and payment networks and their member financial institutions regularly update and generally expand security expectations and requirements related to the security of cardholder data and environments, which could make it difficult or impossible for us to comply and could require a change in our business operations.
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
In general, under Section 382 of the Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” (generally, a greater than 50 percentage point change in our equity ownership by certain stockholders or groups of stockholders) is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) to offset future taxable income. We have undergone ownership changes in the past, which have resulted in limitations on our ability to utilize our NOLs, and future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. The existing NOLs of some of our subsidiaries may be subject to limitations arising from ownership changes prior to, or in connection with, their acquisition by us. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that, due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize some portion of our NOLs even if we attain profitability.
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
As of December 31, 2024, we had cash and cash equivalents of $416.5 million, of which $266.0 million was cash held on behalf of and due to our creators. Our net revenues were $325.1 million and $326.1 million for the year ended December 31, 2024 and 2023, respectively, and the net cash provided by operating activities was $35.6 million and $19.0 million for the year ended December 31, 2024 and 2023, respectively.
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
In June 2020, we issued $150.0 million aggregate principal amount of 5.000% convertible senior notes due 2025 (2025 Notes), of which $120 million aggregate principal amount was repurchased in August 2024, and in March 2021, we issued $212.75 million aggregate principal amount of 0.750% convertible senior notes due 2026 (2026 Notes and, together with the 2025 Notes, the Convertible Notes). The Convertible Notes and any additional funding from debt financings may make it more difficult for us to operate our business because a portion of our cash generated from internal operations will be used to make principal and interest payments on the indebtedness and we are, or may be, obligated to abide by restrictive covenants contained in the debt financing agreements. See the risk factor below titled “Substantial levels of indebtedness could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness” for additional information.
If we need additional capital and cannot raise it on acceptable terms, if at all, we may not be able to, among other things:
•develop and enhance our platform and solutions;
•continue to expand our technology development, sales and marketing organizations;
•continue to expand to other geographical locations;
•attract new creators, consumers and a catalog of locally relevant, high-quality events;
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
Although we repurchased $120 million of the aggregate principal amount of the 2025 Notes in August 2024, we have substantial outstanding debt, and we may incur additional indebtedness to meet future financing needs. Our substantial levels of indebtedness increase the possibility that we may not generate enough cash flow from operations to pay, when due, the principal of, interest on or other amounts due in respect of, these obligations. Other risks relating to long-term indebtedness include:
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2024, our directors, executive officers and stockholders holding more than 5% of our outstanding shares, and their affiliates, beneficially owned in the aggregate a majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until September 20, 2028, the date that is the ten-year anniversary of the closing of our IPO. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Our board of directors has authorized management to repurchase shares of our Class A common stock at management’s discretion. Share repurchases may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions or by any combination of such methods. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. The manner, timing and amount of any share repurchases may fluctuate and will be determined by us based on a variety of factors, including the market price of our Class A common stock, our priorities for the use of cash to support our business operations and plans, general business and market conditions, tax laws, and alternative investment opportunities, all of which may be further impacted by macroeconomic conditions and factors, including rising interest rates, tariffs, and inflation, global conflicts, and public health crises. Our share repurchase program authorization does not have an expiration date nor does it obligate us to acquire any specific number or dollar value of shares. Our share repurchase programs may be modified, suspended or terminated at any time, which may result in a decrease in the trading prices of our Class A common stock. Additionally, the Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which increases the costs associated with repurchasing shares of our Class A common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value or may not prove to be the best use of our cash. Share repurchases could have an impact on our share trading prices, increase the volatility of the price of our Class A common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations.
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
We design and assess our program using several industry-leading frameworks including the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF), Payment Card Industry Data Security Standard (PCI-DSS'), and SOC2. With regards to the NIST CSF, this does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
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
We have not identified risks from known cybersecurity threats that have materially affected or are reasonably likely to materially affect us, or our operations, business strategy, results of operations, or financial condition, including as a result of any prior cybersecurity incidents.
Cybersecurity Governance
Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the Committee) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.
The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
The Committee reports to the full board of directors regarding its activities, including those related to cybersecurity. The full board of directors also receives occasional briefings from management on our cyber risk management program. Our board of directors receives presentations on cybersecurity topics from our Chief Information Security Officer (CISO), internal security staff or external experts as part of the board of directors’ continuing education on topics that impact public companies.
Our management team, including our CISO, is responsible for assessing and managing any potential material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes over 40 years of combined cybersecurity experience across architecture, engineering, operations and compliance.

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

Item 2. Properties
We lease all our facilities and do not own any real property. We are a remote-first company, meaning that for the vast majority of roles, our employees have the option to work remotely. As a result of this strategy, we maintain our corporate headquarters in San Francisco, California and lease physical offices in certain cities around the world for purposes of collaboration and team building. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

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
Holders of Record
As of February 20, 2025, there were 41 holders of record of our Class A common stock and 55 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.
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
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The table below provides information regarding our share repurchases during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)(1)
October 1, 2024 - October 31, 2024	—	$—	7,243,283	$60,704
November 1, 2024 - November 30, 2024	1,073,795	$3.60	8,317,078	$56,829
December 1, 2024 - December 31, 2024	1,884,642	$3.60	10,201,720	$50,029
Total	2,958,437	$3.60	10,201,720	$50,029
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

The following graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the S&P North American Technology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on September 20, 2018, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2024. The returns shown are based on historical results and are not intended to suggest future performance.

Stock Performance Graph
300
280
260
240
220
200
180
160
140
120
100
80
60
40
20
-
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
Eventbrite Inc
S&P 500
S&P North American Technology Sector

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information set forth in our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in this Annual Report on Form 10-K. Our fiscal year ends December 31.
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
In 2024, Eventbrite creators hosted nearly 5 million free and paid events, issuing 270 million tickets on our global marketplace which resulted in over $3.2 billion dollars in gross ticket sales for the year.
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
Paid Ticket Volume
Paid ticket volume is measured by the number of tickets sold on our platform that generate ticketing fees. We consider paid ticket volume an important indicator of the underlying health of our ticketing business. The table below sets forth the paid ticket volume for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Paid ticket volume	83,834	93,443	87,056
Paid ticket volume change (%)	(10)%	7%	29%
Our paid ticket volume for events outside of the United States represented 40%, 40% and 39% for the years ended December 31, 2024, 2023 and 2022, respectively.
Adjusted EBITDA
Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes and in evaluating acquisition opportunities.
We calculate Adjusted EBITDA as net loss adjusted to exclude depreciation and amortization, stock-based compensation expense, interest income, interest expense, employer taxes related to employee equity transactions, other income (expense), net, and income tax provision (benefit). Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP.

The following table presents our Adjusted EBITDA for the periods indicated and a reconciliation of our Adjusted EBITDA to the most comparable GAAP measure, net loss, for each of the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net loss(1)	$(15,571)	$(26,479)	$(55,384)
Add:
Depreciation and amortization	15,104	13,760	14,860
Stock-based compensation	49,688	55,056	53,356
Interest income	(25,243)	(27,495)	(6,432)
Interest expense	8,792	11,185	11,269
Employer taxes related to employee equity transactions	1,112	972	849
Other (income) expense, net	(930)	(335)	3,679
Income tax provision (benefit)	2,159	1,991	126
Adjusted EBITDA	$35,111	$28,655	$22,323

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
For a discussion and comparison of the years ended December 31, 2023 and 2022, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2023 Annual Report on Form 10-K filed with the SEC on February 27, 2024. The following tables set forth our consolidated results of operations data and such data as a percentage of net revenue for the periods presented:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Consolidated Statements of Operations
Net revenue	$325,068	$326,134	$260,927
Cost of net revenue	98,505	103,130	90,746
Gross profit	226,563	223,004	170,181
Operating expenses:
Product development	95,283	98,294	86,346
Sales, marketing and support	92,014	74,574	49,292
General and administrative	70,059	91,269	81,285
Total operating expenses	257,356	264,137	216,923
Loss from operations	(30,793)	(41,133)	(46,742)
Interest income	25,243	27,495	6,432
Interest expense	(8,792)	(11,185)	(11,269)
Other income (expense), net	930	335	(3,679)
Loss before income taxes	(13,412)	(24,488)	(55,258)
Income tax provision	2,159	1,991	126
Net loss	$(15,571)	$(26,479)	$(55,384)

	Year Ended December 31,
	2024	2023	2022
Consolidated Statements of Operations, as a percentage of net revenue
Net revenue	100%	100%	100%
Cost of net revenue	30	32	35
Gross profit	70	68	65
Operating expenses:
Product development	29	30	33
Sales, marketing and support	28	23	19
General and administrative	22	28	31
Total operating expenses	79	81	83
Loss from operations	(9)	(13)	(18)
Interest Income	8	8	2
Interest expense	(3)	(3)	(4)
Other income (expense), net	—	—	(1)
Loss before income taxes	(4)	(8)	(21)
Income tax provision	1	1	—
Net loss	(5)%	(7)%	(21)%

Comparison of the years ended December 31, 2024 and 2023
Net Revenue
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

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Net revenue	$325,068	$326,134	$(1,066)	—%
The decrease in net revenue during 2024 compared to 2023 was primarily due to a decrease in ticketing revenue due to lower paid ticket volume. Revenue for the year ended December 31, 2024 reflects changes to organizer fees effective September 2024, including the discontinuation of the Flex plan and a reduction to Pro plan pricing. Additionally, there was a $5.2 million increase in revenue from advertising services during 2024 compared to 2023.
Net revenue per paid ticket was $3.88 in the year ended December 31, 2024 compared to $3.49 in 2023. The increase in net revenue per paid ticket during the year was primarily driven by an increase in average ticket value and higher margins from marketplace revenue streams.
Cost of Net Revenue
Cost of net revenue consists of variable costs related to payment processing fees and fixed costs related to making our platform generally available. Our fixed costs consist primarily of expenses associated with the operation and maintenance of our platform, including website hosting fees and platform infrastructure costs, amortization of capitalized software development costs and customer support costs. Cost of net revenue also includes the amortization expense related to our acquired developed technology assets.
Generally, we expect cost of net revenue to fluctuate as a percentage of net revenue in the near- to mid-term primarily driven by the fixed costs absorption relative to total net revenue and our geographical revenue mix. Our payment processing costs for credit and debit card payments are generally lower outside of the United States due to a number of factors, including lower card network fees and lower cost alternative payment networks. Consequently, if we generate more revenue internationally, we expect that our overall payment processing costs will decline as a percentage of total revenue. Processing fees are the largest component of cost of net revenue, therefore as our total net revenue increases or decreases our cost of net revenue as a percentage of net revenue will similarly fluctuate.

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Cost of net revenue	$98,505	$103,130	$(4,625)	(4)%
Percentage of total net revenue	30%	32%
Gross margin	70%	68%
The decrease in cost of net revenue during 2024 compared to 2023 was primarily due to a decrease in payment processing costs, associated with the decrease in ticket sales volume, and personnel costs.
Additionally, during the year ended December 31, 2023, we incurred restructuring related costs of which $2.0 million was included in cost of net revenue. For information on the costs associated with the 2023 restructuring, see Note 1, "Overview and Basis of Presentation", in the notes to the consolidated financial statements.
Our gross margin improved during the year ended December 31, 2024 compared to 2023 primarily due to revenue growth from higher margin marketplace and advertising revenue.

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

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Product development	$95,283	$98,294	$(3,011)	(3)%
Percentage of total net revenue	29%	30%
The decrease in product development costs during 2024 compared to 2023 was primarily driven by decreased costs associated with restructuring. During the year ended December 31, 2024, we incurred $3.4 million in costs related to product development as a result of a reduction in force, compared to restructuring related costs of $6.9 million in 2023. For information on the costs associated with the 2024 reduction in force and the 2023 restructuring, see Note 1, "Overview and Basis of Presentation", in the notes to the consolidated financial statements.
Sales, marketing and support.
Sales, marketing and support expenses consist primarily of costs associated with our employees involved in selling and marketing our products and in public relations and communication activities, in addition to marketing programs spend. For our sales teams, this also includes commissions. Sales, marketing and support expenses are driven by investments to grow and retain creators and attendees on our platform, and improve the customer experience. Additionally, we classify certain creator-related expenses, including instances in which we issue refunds to consumers on behalf of creators and reserves for estimated advance payout losses and chargebacks, as sales, marketing and support expenses.

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Sales, marketing and support	$92,014	$74,574	$17,440	23%
Percentage of total net revenue	28%	23%
The increase in sales, marketing and support costs during 2024 compared to 2023 was primarily driven by changes in reserves, including a $14.1 million increase due to higher chargeback and fraud remediation costs and a $6.1 million change in our advanced payouts reserve, reflecting a prior-year release compared to a current-year increase. Higher employee related costs, including stock-based compensation, also contributed to the increase, partially offset by decreases in advertising spend and restructuring costs.
During the year ended December 31, 2024, we incurred $0.5 million in costs related to sales, marketing, and support as a result of a reduction in force, compared to restructuring related costs of $2.6 million in 2023. For information on the costs associated with the restructuring, see Note 1, "Overview and Basis of Presentation", in the notes to the consolidated financial statements.
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

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
General and administrative	$70,059	$91,269	$(21,210)	(23)%
Percentage of total net revenue	22%	28%
The decrease in general and administrative expenses during 2024 compared to 2023 was primarily driven by decreased personnel costs, including salaries, stock-based compensation, and other costs as a result of our workforce reductions in 2024 and 2023.
During the year ended December 31, 2024, we incurred $1.4 million in general and administrative costs due to a reduction in force, compared to restructuring related costs of $4.9 million in 2023. For information on the costs associated with the restructuring, see Note 1, "Overview and Basis of Presentation", in the notes to the consolidated financial statements.
Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents, marketable securities and amounts held on behalf of customers.

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Interest income	$25,243	$27,495	$(2,252)	(8)%
Percentage of total net revenue	8%	8%
The decrease in interest income during 2024 compared to 2023 was primarily due to a lower balance of short-term investments in U.S. Treasury bills.
Interest Expense
In March 2021, we issued $212.75 million aggregate principal amount of the 2026 Notes and in June 2020, we issued $150.0 million aggregate principal amount of the 2025 Notes.
Interest expense consists primarily of cash interest expense, amortization of debt discount, and issuance costs on our 2025 Notes and 2026 Notes.

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Interest expense	$8,792	$11,185	$(2,393)	(21)%
Percentage of total net revenue	3%	3%
The decrease in interest expense during 2024 compared 2023 was primarily due to the repurchase of $120 million aggregate principal amount of the 2025 Notes in August 2024.
Other Income, Net
Other income, net consists primarily of foreign exchange rate remeasurement gains and losses recorded from consolidating our subsidiaries each period-end.

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Other income, net	$930	$335	$595	178%
Percentage of total net revenue	—%	—%

The increase in other income during 2024 compared to 2023 was primarily due to a $3.9 million gain awarded from a litigation settlement in June 2024, offset by $3.1 million foreign currency rate measurement fluctuations.
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

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Income tax provision	$2,159	$1,991	$168	8%
Percentage of total net revenue	1%	1%
The increase in provision for income taxes during 2024 compared to 2023 was primarily attributable to changes in taxable earnings mix.
Liquidity and Capital Resources
As of December 31, 2024, we had cash and cash equivalents of $416.5 million, short-term investments of $25.0 million, funds receivable of $37.6 million and restricted cash of $48.0 million. Our cash and cash equivalents include bank deposits, U.S. Treasury bills, and money market funds held by financial institutions. Our short-term investment portfolio, which consists of U.S. Treasury bills, is designed to preserve principal and provide liquidity. Our funds receivable represents cash-in-transit from credit card processors that is received to our bank accounts within five business days of the underlying ticket transaction. In 2024, the Company established a letter of credit in order to manage and mitigate potential risks related to refunds and chargebacks. This cash is classified as restricted cash on the consolidated balance sheets. As of December 31, 2024, approximately 23% of our cash was held outside of the United States. We do not expect to incur significant taxes related to these amounts. The cash was held primarily to fund our foreign operations and on behalf of, and to be remitted to, creators. Collectively, our cash and cash equivalents, restricted cash, short term investments and funds receivable balances represent a mix of cash that belongs to us and cash that is due to creators.
The amounts due to creators, which was $300.2 million as of December 31, 2024, are captioned on our consolidated balance sheets as accounts payable, creators. These ticketing proceeds are legally unrestricted, and we invest a portion of creator cash in U.S. Treasury bills with original maturities of less than one year. For qualified creators, we pass ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, we refer to these payments as advance payouts. When an advance payout is made, we reduce the cash and cash equivalents held for creators with a corresponding decrease to our accounts payable, creators, which reflects the release of the amount due to creators after ticket proceeds are remitted to the creator.
When we provide advance payouts, we assume significant risk that the event may be cancelled, postponed, fraudulent, materially not as described or removed from our platform due to its failure to comply with our terms of service, merchant agreement or community guidelines, resulting in significant chargebacks and refund requests. The terms of our standard merchant agreement obligate creators to repay us for ticket sales advanced under such circumstances. If the creator is insolvent, has spent the proceeds of the ticket sales for event-related costs, has cancelled the event, or has engaged in fraudulent activity, we may not be able to recover our advance payout losses from these events. Such unrecoverable amounts could equal up to the value of the ticket sales or amounts settled to the creator prior to the event that has been postponed or cancelled or is otherwise disputed. We record estimates for losses related to chargebacks and refunds based on various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, macroeconomic conditions, and actual chargeback and refund activity trends. Due to the nature of macroeconomic events, including but not limited to shifts in consumer behavior, inflation, and interest rate movements, there is a high degree of uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our recorded reserves in the future to reflect our best estimates of future outcomes, and we may pay in cash a portion of, all of, or a greater amount than the $10.3 million provision recorded as of December 31, 2024.
In June 2020, we issued the 2025 Notes, and in March 2021, we issued the 2026 Notes. The 2025 Notes mature on December 1, 2025 and the 2026 Notes mature on September 15, 2026. Under certain circumstances, holders may surrender their notes of a series for conversion prior to the applicable maturity date. Upon conversion, the notes may be settled in cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at our election. During the third quarter of 2024, we entered into separately, privately negotiated Repurchases, pursuant to which we repurchased $120.0 million aggregate principal amount of the 2025 Notes. See Note 9, "Debt", for details regarding the Repurchases.
On March 14, 2024, we announced that our board of directors approved a share repurchase program with authorization to purchase up to $100.0 million of the Company’s Class A common stock, which does not have an expiration date. Through December 31, 2024, we repurchased 10,201,720 shares of our Class A common stock for an aggregate amount of $50.2 million, which includes amounts accrued for the 1% excise tax as a result of the Inflation Reduction Act of 2022. As of December 31, 2024, approximately $50.0 million remained available and authorized for future repurchases.
We believe that our existing cash, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect.
Cash Flows
Our cash flow activities were as follows for the periods presented:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$35,573	$19,018	$8,610
Investing activities	123,917	(69,330)	(89,502)
Financing activities	(177,468)	(4,908)	(2,079)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,691)	4,246	(13,014)
Net decrease in cash, cash equivalents and restricted cash	$(24,669)	$(50,974)	$(95,985)
For a discussion and comparison of the years ended December 31, 2023 and 2022, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2023 Annual Report on Form 10-K filed with the SEC on February 27, 2024.
Comparison of Years Ended December 31, 2024 and 2023
Cash Flows from Operating Activities
The net cash provided by operating activities of $35.6 million for the year ended December 31, 2024, was primarily due to our net loss of $15.6 million, adjusted for non-cash charges of $91.9 million primarily driven by stock-based compensation expense and changes in our operating assets and liabilities that used $40.8 million in cash, primarily driven by refunds and chargebacks.
The net cash provided by operating activities of $19.0 million for the year ended December 31, 2023, was primarily due to our net loss of $26.5 million, adjusted for non-cash charges of $79.2 million primarily driven by stock-based compensation expense and changes to our operating assets and liabilities that used $33.7 million in cash, primarily driven by timing of funds receivable.
Cash Flows from Investing Activities
Net cash provided by investing activities of $123.9 million for the year ended December 31, 2024 primarily consisted of $269.0 million from the maturity of short-term investments, offset by $136.8 million used for the purchase of short-term investments.
Net cash used in investing activities of $69.3 million for the year ended December 31, 2023 primarily consisted of $370.2 million used for the purchase of short-term investments, offset by $308.0 million from the maturity of short-term investments.
Cash Flows from Financing Activities
Net cash used in financing activities of $177.5 million during the year ended December 31, 2024 was primarily due to the $120.5 million repurchase of the 2025 Notes, $49.7 million repurchase of our Class A common stock and $8.1 million in taxes paid related to net share settlement of equity awards.

Net cash used in financing activities of $4.9 million during the year ended December 31, 2023 was primarily due to $7.3 million in taxes paid related to net share settlement of equity awards, offset by $1.3 million in proceeds from the exercise of stock options.
Effect of exchange rate changes on cash, cash equivalents and restricted cash
The effect of exchange rate changes on cash, cash equivalents, and restricted cash on our consolidated statements of cash flows relates to certain of our assets, primarily cash balances held on behalf of creators that are denominated in currencies other than the functional currency. These cash assets held for creators are directly offset by a corresponding liability to creators. During the year ended December 31, 2024 and 2023 we recorded a decrease of $6.7 million and an increases of $4.2 million, respectively, in cash and cash equivalents, primarily due to the strengthening of the U.S. dollar in 2024 and the weakening of the U.S. dollar in 2023. The impact of the effect of exchange rate changes are primarily attributed to creator cash balances, which can serve as a natural hedge for the effect of exchange rates on accounts payable, creators presented within operating activities.
Concentrations of Credit Risk
There were no customers (creators) that represented 10% or more of our accounts receivable or exceeded 10% of our net revenue balance during the years ended December 31, 2024 and 2023. We hold our cash with high-credit-quality financial institutions and manage credit risk of our short-term investments by investing our cash in high quality and highly liquid money market instruments and U.S. Treasury bills.
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
Use of Estimates
In order to conform with GAAP, we are required to make certain estimates, judgments and assumptions when preparing our consolidated financial statements. These estimates, judgments and assumptions affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. These estimates include, but are not limited to, the recoverability of creator signing fees and creator advances, chargebacks and refunds due to cancelled or postponed events, certain assumptions used in the valuation of equity awards, assumptions used in determining the fair value of business combinations, the allowance for credit losses, and indirect tax reserves. As the impact of ongoing macroeconomic conditions continues to evolve, including inflation, tariffs and interest rate movements, there is inherent uncertainty about future events and their effects which may require significant judgment in our estimates and assumptions, specifically related to chargebacks and refunds reserves due to cancelled or postponed events. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates and such differences could be material to our consolidated financial statements.
Chargebacks and Refunds Reserve
Critical estimates. The terms of our standard merchant agreement obligate creators to reimburse attendees who are entitled to refunds. We record estimates for refunds and chargebacks of our fees as contra-revenue. When we provide advance payouts, we assume risk that the event may be cancelled, fraudulent, or materially not as described, which may result in significant chargebacks and refund requests. If the creator is insolvent or has spent the proceeds of the ticket sales for event-related costs, or engages in fraudulent activity, we may not be able to recover our losses from these events, and such unrecoverable amounts could equal the value of the transaction or transactions settled to the creator prior to the event that is disputed, plus any associated chargeback fees not assumed by the creator. We record reserves for estimated advance payout losses as an operating expense classified within sales, marketing and support.

Assumptions and judgment. Reserves are recorded based on our assessment of various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, macroeconomic conditions and current events, and actual chargeback and refund activity.
Impact if actual results differ from assumptions. The chargebacks and refunds reserve was $10.3 million and $8.1 million which primarily includes reserve balances for estimated advance payout losses of $5.2 million and $6.0 million as of December 31, 2024 and 2023, respectively. The reserve balance increased during the year ended December 31, 2024 driven by refunds issued by the company to consumers due to increased chargeback and fraud activity. Due to ongoing macroeconomic conditions which continue to evolve, including shifts in consumer behavior, inflation, tariffs and interest rate movements, there is inherent uncertainty about future events and their effects which may require significant judgment in our estimates and assumptions, specifically related to chargebacks and refunds reserves due to cancelled or postponed events. To the extent actual results differ materially from our current estimates and assumptions, the Company’s future financial statements could be affected. We will adjust our reserves in the future to reflect our best estimates of future outcomes. We cannot predict the outcome of macroeconomic conditions, nor the likelihood and impact of event cancellations and postponements.
Recoverability of Creator Signing Fees and Creator Advances
Critical estimates. We offer incentives such as creator signing fees and creator advances, which are intended to increase ticket sales and revenue. Creator signing fees are incentives that we offer and pay in order to secure exclusive ticketing and payment processing rights with certain creators. Creator advances are incentives that we offer, which provide the creator with funds in advance of the event. These are subsequently recovered by withholding amounts due to us from the sale of tickets for the event until the creator advance has been fully recovered.
We record a reserve for creator signing fees and creator advances taking into consideration the recoverability of outstanding balances and changing facts and circumstances for each reporting period. Creator signing fees (current and noncurrent portions) and creator advances are presented net of reserves on the consolidated balance sheets and were $7.5 million and $3.4 million respectively, as of December 31, 2024.
Assumptions and judgment. Reserves are recorded based on management’s assessment of various factors, including a creator’s payment history, the rate and timing of recovery for outstanding advances, recent ticket sales activity, the frequency and size of historical and planned future events, and macroeconomic conditions and current events that may impact a creator’s ability to generate future ticket sales. As of December 31, 2024, reserves relating to creator signing fees and creator advances were $1.4 million and $4.8 million, respectively.
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

Assumptions and judgment. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology and trade names from a market participant perspective, useful lives and discount rates. Significant judgment and estimates are required in assessing impairment of long-lived assets, and goodwill including identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows, and determining appropriate discount rates. There was no impairment loss recorded on goodwill and acquired intangible assets for the years ended December 31, 2024 and 2023.
Impact if actual results differ from assumptions. As a result of the goodwill and intangibles impairment assessment, management concluded goodwill was not impaired as of December 31, 2024 and does not believe that its reporting unit is at risk of failing the impairment test since the fair value of the reporting unit substantially exceeded the carrying value. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Actual future operating results and the remaining economic lives of our intangible assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations.
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
Interest Rate Sensitivity
We are exposed to market risk for changes in interest rates related primarily to balances of our financial instruments including cash and cash equivalents and short-term investments. As of December 31, 2024, we had cash and cash equivalents of $416.5 million and short-term investments of $25.0 million, which consisted primarily of money market funds and U.S. Treasury bills. The primary objective of our investment approach is to preserve capital principal and provide liquidity. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. A 10% change in the level of market interest rates would not have a material effect on our business, financial conditions or results of operations. In addition, our 2025 Notes and 2026 Notes (collectively referred to as "Notes") are subject to fixed annual interest charges. These Notes therefore are not exposed to financial or economic risk associated with changes in interest rates. However, the fair value of these Notes may fluctuate when interest rates change or can be affected when the market price of our Class A common stock fluctuates. We carry the convertible senior notes at face value less unamortized issuance cost on our balance sheet, and we present the fair value for required disclosure purposes only.
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

Item 8. Financial Statements and Supplementary Data

Eventbrite, Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Eventbrite, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Eventbrite, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Chargebacks and refunds reserve - Reserves for estimated advance payout losses
As described in Note 2 to the consolidated financial statements, for certain creators who qualify and accept the Company's terms and conditions, the Company passes ticket sales proceeds to the creator prior to the event, subject to certain limitations, which the Company refers to as advance payouts. If the creator becomes insolvent or has spent the proceeds of the ticket sales for event-related costs, the Company may not be able to recover its losses from these events, and such unrecoverable amounts could equal the value of the transaction or transactions settled to the creator prior to the event that is disputed, plus any associated chargeback fees not assumed by the creator. Management records reserves for estimated advance payout losses as an operating expense classified within sales, marketing and support and on the balance sheet within chargebacks and refunds reserve. Reserves are recorded based on management’s assessment of various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, macroeconomic conditions, and actual chargeback and refund activity. Due to the nature of macroeconomic events, including but not limited to shifts in consumer behavior, inflation, increased labor costs, and interest rate movements, there is a high degree of uncertainty around these reserves and the Company’s actual losses could be materially different from the Company’s current estimates. The Company will adjust recorded reserves in the future to reflect best estimates of future outcomes, and may pay in cash a portion of, all of, or a greater amount than the provision recorded. As of December 31, 2024, the Company’s reserves for estimated advance payout losses was $5.2 million.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The primary procedures we performed to address this critical audit matter included the following:
•Testing the effectiveness of internal controls relating to advance payouts, including internal controls over the development of reserves for estimated advance payout losses.
•Evaluating management’s process for developing the reserves for estimated advance payout losses, including the review of management’s methodology and the re-calculation of the reserves for estimated advance payout losses.
•Evaluating the reasonableness of management’s assessment of amounts paid and outstanding to creators in conjunction with the advance payout program, macroeconomic conditions, and actual chargeback and refund activity during the current year.
•Testing the completeness and accuracy of data used by management to derive the reserve for a sample of events.
•Analytically comparing the recorded balance to a predicted balance based on historical information.
•Evaluating chargeback and refund activity subsequent to year end in relation to current year activity to determine reasonableness of the reserve.
/s/ Moss Adams LLP
San Francisco, California
February 27, 2025

We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Eventbrite, Inc.
Opinion on the Financial Statements
We have audited the consolidated statements of operations, of stockholders’ equity and of cash flows of Eventbrite, Inc. and its subsidiaries (the "Company") for the year ended December 31, 2022 including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 28, 2023

We served as the Company’s auditor from 2014 to 2022.

EVENTBRITE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$416,531	$489,200
Funds receivable	37,629	48,773
Short-term investments, at amortized cost	24,959	153,746
Accounts receivable, net	2,187	2,814
Creator signing fees, net	3,954	634
Creator advances, net	3,380	2,804
Restricted cash	48,000	—
Prepaid expenses and other current assets	15,856	13,880
Total current assets	552,496	711,851
Creator signing fees, noncurrent	3,575	1,303
Property and equipment, net	12,640	9,384
Operating lease right-of-use assets	823	177
Goodwill	174,388	174,388
Acquired intangible assets, net	5,014	13,314
Other assets	3,365	2,913
Total assets	$752,301	$913,330
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, creators	$300,174	$303,436
Accounts payable, trade	1,407	1,821
Chargebacks and refunds reserve	10,315	8,088
Accrued compensation and benefits	4,825	17,522
Accrued taxes	5,932	8,796
Current portion of long-term debt	29,781	—
Operating lease liabilities	2,071	1,523
Other accrued liabilities	11,868	16,425
Total current liabilities	366,373	357,611
Accrued taxes, noncurrent	4,278	4,526
Operating lease liabilities, noncurrent	377	1,768
Long-term debt	210,938	357,668
Other liabilities	106	—
Total liabilities	582,072	721,573
Commitments and contingent liabilities (Note 10)
Stockholders’ equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized, 94,282,883 shares issued and outstanding as of December 31, 2024; 1,100,000,000 shares authorized, 101,276,416 shares issued and outstanding as of December 31, 2023	1	1
Treasury stock at cost; 10,201,720 shares as of December 31, 2024 and no shares as of December 31, 2023	(50,159)	—
Additional paid-in capital	1,051,392	1,007,190
Accumulated deficit	(831,005)	(815,434)
Total stockholders’ equity	170,229	191,757
Total liabilities and stockholders’ equity	$752,301	$913,330

(See accompanying Notes to Consolidated Financial Statements)

EVENTBRITE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Net revenue	$325,068	$326,134	$260,927
Cost of net revenue	98,505	103,130	90,746
Gross profit	226,563	223,004	170,181
Operating expenses:
Product development	95,283	98,294	86,346
Sales, marketing and support	92,014	74,574	49,292
General and administrative	70,059	91,269	81,285
Total operating expenses	257,356	264,137	216,923
Loss from operations	(30,793)	(41,133)	(46,742)
Interest income	25,243	27,495	6,432
Interest expense	(8,792)	(11,185)	(11,269)
Other income (expense), net	930	335	(3,679)
Loss before income taxes	(13,412)	(24,488)	(55,258)
Income tax provision	2,159	1,991	126
Net loss	$(15,571)	$(26,479)	$(55,384)
Net loss per share, basic and diluted	$(0.17)	$(0.26)	$(0.56)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	93,029	100,299	98,305

(See accompanying Notes to Consolidated Financial Statements)

EVENTBRITE, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	79,524,112	$1	17,722,353	$—	—	$—	$903,470	$(733,571)	$169,900
Issuance of common stock upon exercise of stock options	417,083	—	—	—	—	—	3,146	—	3,146
Issuance of restricted stock awards	60,075	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	1,947,992	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(685,723)	—	—	—	—	—	(6,591)	—	(6,591)
Issuance of common stock for ESPP purchase	183,540	—	—	—	—	—	1,437	—	1,437
Conversion of common stock from Class B to Class A	82,186	—	(82,186)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	54,047	—	54,047
Net loss	—	—	—	—	—	—	—	(55,384)	(55,384)
Balance at December 31, 2022	81,529,265	$1	17,640,167	$—	—	$—	$955,509	$(788,955)	$166,555
Issuance of common stock upon exercise of stock options	202,597	—	—	—	—	—	1,297	—	1,297
Issuance of restricted stock awards	32,817	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	2,528,522	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(844,985)	—	—	—	—	—	(7,342)	—	(7,342)
Issuance of common stock for ESPP purchase	188,033	—	—	—	—	—	1,137	—	1,137
Conversion of common stock from Class B to Class A	1,978,734	—	(1,978,734)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	56,589	—	56,589
Net loss	—	—	—	—	—	—	—	(26,479)	(26,479)
Balance at December 31, 2023	85,614,983	$1	15,661,433	$—	—	$—	$1,007,190	$(815,434)	$191,757
Issuance of restricted stock awards	53,788	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	4,506,155	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(1,541,953)	—	—	—	—	—	(8,068)	—	(8,068)
Issuance of common stock for ESPP purchase	190,197	—	—	—	—	—	702	—	702
Conversion of common stock from Class B to Class A	14,404	—	(14,404)	—	—	—	—	—	—
Repurchase of Common Stock	(10,201,720)	—	—	—	10,201,720	(50,159)	—	—	(50,159)
Stock-based compensation	—	—	—	—	—	—	51,568	—	51,568
Net loss	—	—	—	—	—	—	—	(15,571)	(15,571)
Balance at December 31, 2024	78,635,854	$1	15,647,029	$—	10,201,720	$(50,159)	$1,051,392	$(831,005)	$170,229

(See accompanying Notes to Consolidated Financial Statements)

EVENTBRITE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(15,571)	$(26,479)	$(55,384)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,104	13,760	14,860
Stock-based compensation expense	49,688	55,056	53,356
Non-cash operating lease expense	617	5,137	3,423
Amortization of debt discount and issuance costs	1,837	2,088	2,016
Gain on litigation award	(3,927)	—	—
Loss on debt extinguishment	314	—	—
Unrealized (gain) loss on foreign currency exchange	2,548	(2,703)	6,013
Accretion on short-term investments	(3,405)	(7,362)	(298)
Amortization of creator signing fees	1,193	980	1,189
Changes related to creator advances, creator signing fees, and allowance for credit losses	(127)	(1,340)	(2,727)
Provision for chargebacks and refunds	27,507	12,435	8,126
Other	551	1,161	835
Changes in operating assets and liabilities, net of impact of acquisitions:
Accounts receivable	(1,295)	(1,352)	(2,221)
Funds receivable	10,554	(4,692)	(25,550)
Creator signing fees and creator advances	(4,728)	(1,108)	4,405
Prepaid expenses and other assets	1,499	(1,894)	4,734
Accounts payable, creators	1,281	(8,599)	31,358
Accounts payable, trade	(395)	822	(57)
Chargebacks and refunds reserve	(25,827)	(17,483)	(16,385)
Accrued compensation and benefits	(12,697)	5,887	725
Accrued taxes	(3,676)	(8,707)	(3,170)
Operating lease liabilities	(2,106)	(2,999)	(4,301)
Other accrued liabilities	(3,366)	6,410	(12,337)
Net cash provided by operating activities	35,573	19,018	8,610
Cash flows from investing activities
Purchase of short-term investments	(136,809)	(370,160)	(83,926)
Maturities of short-term investments	269,001	308,000	—
Purchases of property and equipment	(600)	(1,097)	(1,425)
Capitalized internal-use software development costs	(7,675)	(6,073)	(3,026)
Cash paid for acquisitions, net of cash acquired	—	—	(1,125)
Net cash provided by (used in) investing activities	123,917	(69,330)	(89,502)
Cash flows from financing activities
Principal repayment of debt obligations	(120,450)	—	—
Repurchase of common stock	(49,652)	—	—
Proceeds from exercise of stock options	—	1,297	3,146
Purchases under employee stock purchase plan	702	1,137	1,437
Taxes paid related to net share settlement of equity awards	(8,068)	(7,342)	(6,591)
Other	—	—	(71)
Net cash used in by financing activities	(177,468)	(4,908)	(2,079)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,691)	4,246	(13,014)
Net decrease in cash, cash equivalents and restricted cash	(24,669)	(50,974)	(95,985)

EVENTBRITE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2024	2023	2022
Cash, cash equivalents and restricted cash
Beginning of period	489,200	540,174	636,159
End of period	$464,531	$489,200	$540,174
Supplemental cash flow data
Interest paid	$6,096	$9,086	$9,236
Income taxes paid, net of refunds	$1,726	$902	$748
Noncash investing and financing activities
Reduction of right of use asset due to modification or exit	$—	$3,917	$2,223
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,112	$—	$—
Purchases of property and equipment, accrued but unpaid	$—	$30	$63

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

2024 Reduction in Force
On August 7, 2024, the board of directors of the Company approved a reduction in force designed to reduce operating costs and which resulted in the termination of approximately 11% of the Company’s workforce, or approximately 100 employees. The Company incurred $5.3 million in connection with the reduction in force, which consisted of costs related to severance and other employee termination benefits. The following table is a summary of the reduction in force related costs (in thousands):

	Year Ended December 31, 2024
	Severance and other termination benefits	Computer equipment disposals	Total
Product development	$3,421	$—	$3,421
Sales, marketing and support	533	—	533
General and administrative	1,313	65	1,378
Total	$5,267	$65	$5,332
The following table is a summary of the changes in the reduction in force related liabilities, included within accrued compensation and benefits and other accrued liabilities on the consolidated balance sheets (in thousands):

Balance as of January 1, 2024	$—
Reduction in force related costs accrued	5,332
Cash payments	(5,122)
Non-cash items applied	(65)
Balance as of December 31, 2024	$145
The actions associated with the reduction in force and the costs incurred were substantially complete as of the fourth quarter of 2024.

2023 Restructuring
In February 2023, the board of directors of the Company approved a restructuring plan designed to reduce operating costs, drive efficiencies by consolidating development and support talent into regional hubs, and enable investment for potential long-term growth. The total restructuring related costs incurred were $16.5 million, which consists of $12.1 million in costs related to severance, and other employee termination benefits, and $4.4 million primarily related to lease abandonment costs.

The following table is a summary of the 2023 restructuring related costs for the years ended December 31, 2024 and December 31, 2023 (in thousands):

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Severance and other termination benefits	Lease abandonment and related charges	Total	Severance and other termination benefits	Lease abandonment and related charges	Total
Cost of revenue	$122	$—	$122	$1,543	$426	$1,969
Product development	85	—	85	5,537	1,346	6,883
Sales, marketing and support	—	—	—	1,517	1,041	2,558
General and administrative	36	—	36	3,309	1,575	4,884
Total	$243	$—	$243	$11,906	$4,388	$16,294
The following table is a summary of the changes in the restructuring related liabilities, included within accrued compensation and benefits and other accrued liabilities on the consolidated balance sheets, associated with the restructuring plan (in thousands):

Balance as of January 1, 2023	$—
Restructuring related costs accrued	16,294
Cash payments	(9,770)
Non-cash items applied	(4,388)
Balance as of December 31, 2023	$2,136
Restructuring related costs accrued	243
Cash payments	(2,379)
Balance as of December 31, 2024	$—
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

2. Significant Accounting Policies
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This update improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this Update are effective for fiscal years beginning after December 15, 2023. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 14, "Segment and Geographic Information", in the accompanying notes to the consolidated financial statements for further detail.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. This Update enhances the transparency and usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The guidance also eliminates certain existing requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The amendments in this Update are effective for annual periods beginning after December 15, 2024. Early adoption of the amendments is permitted for annual financial statements that have not yet been issued. The Company does not plan to early adopt the updates included in ASU 2023-09.
Revenue Recognition
The Company derives its revenues from a mix of marketplace activities. Revenue is primarily derived from ticketing fees and payment processing fees. The Company also derives a portion of revenues from organizer fees and advertising services. The Company's customers are event creators who use the Company's platform to sell tickets and market events to consumers. Revenue is recognized when or as control of the promised goods or services is transferred to creators, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.
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
Organizer Fee Revenue
In June 2023, the Company expanded access to its comprehensive suite of event marketing tools to all creators and introduced new pricing plans and subscription packages to creators when publishing events on the Eventbrite marketplace. Under this pricing plan, the Company charged an organizer fee under two plan options. The Flex plan was charged per event and the Pro plan was a monthly or annual subscription to publish unlimited events.
In September 2024, the Company discontinued the Flex plan and returned to a model that enables creators to publish their events at no cost on the Eventbrite marketplace. Creators continue to have the option to subscribe to the Pro plan, available on an annual or monthly basis, which offers enhanced event marketing capabilities. The Company considers that it satisfies its performance obligation as it provides the subscribed services under the plan and recognizes revenue ratably over the subscription period. Organizer fees are nonrefundable.

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
Creator Signing Fees, Net and Creator Advances, Net
Creator signing fees, net represent contractual amounts paid to creators pursuant to event ticketing and payment processing agreements. Creator signing fees are additional incentives paid by the Company to secure exclusive ticketing and payment processing rights with certain creators. These payments are amortized over the life of the contract to which they relate on a straight-line basis. Creator signing fees are presented net of reserves on the consolidated balance sheets. The creator signing fees reserves were $1.4 million and $4.8 million as of December 31, 2024 and 2023, respectively. Amortization of creator signing fees is recorded as a reduction of revenue in the consolidated statements of operations.
Creator advances, net represent contractual amounts paid to creators pursuant to event ticketing and payment processing agreements. Creator advances provide the creator with funds in advance of the event and are subsequently recovered by withholding amounts due to the Company from the sale of tickets until the creator advance has been fully recovered. Creator advances are presented net of reserves for potentially unrecoverable amounts on the consolidated balance sheets. The creator advances reserves were $4.8 million and $4.9 million as of December 31, 2024 and 2023, respectively.
Reserves are recorded based on management’s assessment of various factors, including a creator’s payment history, the rate and timing of recovery for outstanding advances, recent ticket sales activity, the frequency and size of historical and planned future events, and macro-economic conditions and current events that may impact a creator’s ability to generate future ticket sales.
Accounts Payable, Creators
Accounts payable, creators consist of unremitted ticket sale proceeds, net of Eventbrite service fees and applicable taxes. Amounts are remitted to creators within three business days subsequent to the completion of the related event. Creators may apply to receive these proceeds prior to their events as creators often need these funds to pay for event-related costs. For qualified creators, the Company passes ticket sales proceeds to the creator prior to the event, subject to certain limitations. The Company refers to these payments as advance payouts. When an advance payout is made, the Company reduces its cash and cash equivalents with a corresponding decrease to its accounts payable, creators, which reflects the release of the amount due to creators after ticket proceeds are remitted to the creator. As of December 31, 2024 and 2023, advance payouts outstanding was approximately $101.2 million and $115.3 million, respectively.
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
The chargebacks and refunds reserve was $10.3 million and $8.1 million which primarily includes reserve balances for estimated advance payout losses of $5.2 million and $6.0 million as of December 31, 2024 and 2023, respectively.
The reserve balance increased during the year ended December 31, 2024 primarily due to increased chargeback and fraud activity.
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
Cash and cash equivalents include the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such balances were $266.0 million and $259.2 million as of December 31, 2024 and 2023, respectively. These ticketing proceeds are legally unrestricted and the Company invests a portion of ticketing proceeds in U.S. Treasury bills with original maturities of less than one year. These amounts due to creators are included in accounts payable, creators on the consolidated balance sheets.
In 2024, the Company established a letter of credit in order to manage and mitigate potential risks related to refunds and chargebacks. In 2022, the Company had issued letters of credit relating to contracts entered into with other parties under lease agreements and other agreements which had been collateralized with cash. This cash is classified as restricted cash on the consolidated balance sheets. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2024	2023	2022
Cash and cash equivalents	$416,531	$489,200	$539,299
Restricted cash	48,000	—	875
Total cash, cash equivalents and restricted cash	$464,531	$489,200	$540,174
Short-term Investments
The Company invests certain of its excess cash in short-term debt instruments which consist of U.S. Treasury bills with original maturities of less than one year. All short-term investments are classified as held-to-maturity and are recorded and held at amortized cost. Investments are considered to be impaired when a decline in fair value is deemed to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, the carrying value of an instrument is adjusted to its fair value on a non-recurring basis. There were no such fair value impairments recognized in any of the periods presented in the consolidated financial statements.
The following table summarizes the Company's financial instruments that were measured at fair value on a non-recurring basis (in thousands):

		December 31, 2024
Description	Classification	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holdings losses	Aggregate fair value
Saving deposits	Cash equivalents	$28,601	$—	$—	$28,601
US Treasury securities	Short-term investments	24,959	7	—	24,966
		$53,560	$7	$—	$53,567

		December 31, 2023
Description	Classification	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holdings losses	Aggregate fair value
Saving deposits	Cash equivalents	$51,487	$—	$—	$51,487
US Treasury securities	Short-term investments	153,746	17	(12)	153,751
		$205,233	$17	$(12)	$205,238

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
The Company’s cash equivalents, short-term investments, funds receivable, accounts receivable, accounts payable and other current liabilities approximate their fair value. All of these financial assets and liabilities are Level 1. The Company's debt is Level 2. Refer to Note 9, “Debt”, for details regarding the fair value of the Company's convertible senior notes.
Concentrations of Risk
Financial instruments potentially exposing the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, funds receivable, accounts receivable, payments to creators and creator advance payouts. In relation to the capped call transactions, the Company is subject to counterparty risk of default with financial institutions (option counterparties). The Company's exposure to the credit risk of the option counterparties under the capped call transactions is not secured by any collateral. The Company holds its cash with high-credit-quality financial institutions and manages credit risk of its short-term investments by investing its cash in money market instruments and U.S. Treasury bills; however, the Company maintains balances in excess of the FDIC insurance limits.
The Company does not require its creators to provide collateral to support accounts receivable and maintains an allowance for accounts receivable balances that are doubtful of collection. As of December 31, 2024 and 2023 there were no customers (creators) that represented 10% or more of accounts receivable balance, nor exceeded 10% of net revenue.
Funds Receivable
Funds receivable represents cash-in-transit from third-party payment processors that is received by the Company within approximately five business days from the date of the underlying ticketing transaction. For periods ending on a weekend or a bank holiday, the funds receivable balance will typically be higher than for periods ending on a weekday, as the Company settles payment processing activity on business days. The funds receivable balance includes the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such amounts were $34.2 million and $44.2 million as of December 31, 2024 and 2023, respectively.
Accounts Receivable, Net
Accounts receivable, net is primarily comprised of invoiced amounts to creators who use a third-party facilitated payment processor (FPP) or our advertising services. For customer accounts receivable balances related to FPP, the Company records accounts receivable at the invoiced amount, net of a reserve to provide for potentially uncollectible amounts.
In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including the age of the balance, the creditworthiness of the customer and the customer’s current financial condition. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified.
Property and Equipment, Net
Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of assets. Maintenance and repair costs are expensed as incurred. The estimated useful lives of the Company’s property and equipment are as follows:

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
Internal-Use Software Development Costs
The Company capitalizes certain costs associated with website and application development and software developed for internal use. Costs incurred in the preliminary stages of development are expensed as incurred. Once software has reached the end of the preliminary project stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use, including stock-based compensation and other employee costs. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are included in property and equipment, net in the consolidated balance sheet.
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
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized but the Company evaluates goodwill impairment of its single reporting unit annually in the fourth quarter, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. During the year ended December 31, 2024, the Company performed an analysis by comparing its estimated fair value to the carrying amount, including goodwill. The Company's analysis indicated that its estimated fair value, using the market price of its common stock, exceeded its carrying amount and therefore goodwill was not impaired and no additional steps were necessary.
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
For performance-based restricted stock units (PSU) that vest based upon continued service and achievement of certain financial performance conditions, the fair value is determined based upon the market closing price of our common stock on the date of the grant. Compensation expense is recognized over the requisite service period if it is probable that the performance condition will be satisfied. The number of PSUs issued could range from 0% up to 200% of the target amount. For market-based PSUs that vest based upon continued service and achievement of certain market conditions, the fair value is determined using the Monte Carlo valuation model. The Company recognizes compensation expense for such awards over the requisite service period using the accelerated attribution method.
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
Treasury Stock
The Company accounts for treasury stock acquisitions using the cost method. Treasury stock is recorded as a reduction to stockholders’ equity, as the Company does not currently intend to retire the treasury stock held.
Advertising Costs
Advertising costs, which include search engine marketing, search engine optimization, and other forms of digital advertising, are expensed as incurred. Advertising expenses were $8.3 million, $13.3 million and $4.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Foreign Currency Remeasurement
The functional currency of the Company’s international subsidiaries is the U.S. dollar. Accordingly, monetary balance sheet accounts are remeasured using exchange rates in effect at the balance sheet dates and non-monetary items are stated at historical exchange rates. Revenue and expenses are remeasured at the average exchange rates for the period. Foreign currency remeasurement and transaction gains and losses are included in other income (expense), net in the consolidated statements of operations. The Company recorded foreign currency rate remeasurement loss of $3.6 million, loss of $0.5 million and loss of $6.3 million during the years ended December 31, 2024, 2023 and 2022, respectively.
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

3. Accounts Receivable, Net
Accounts receivable, net is comprised of invoiced amounts to customers who use FPP for payment processing or our advertising services. In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including the age of the balance, the creditworthiness of the customer and the customer’s current financial condition. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. Bad debt expense was immaterial in all of the periods presented in the consolidated financial statements. The following table summarizes the Company’s accounts receivable balance (in thousands):

	December 31,
	2024	2023	2022
Accounts receivable, customers	$3,111	$3,524	$2,967
Allowance for credit losses	(924)	(710)	(701)
Accounts receivable, net	$2,187	$2,814	$2,266

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

The balance of creator signing fees, net is being amortized over a weighted-average remaining contract life of 3.7 years and 2.4 years on a straight-line basis as of December 31, 2024 and 2023, respectively. The following table summarizes the activity in creator signing fees for the periods indicated (in thousands):

	December 31,
	2024	2023
Balance, beginning of period	$1,937	$1,748
Creator signing fees paid	4,141	191
Amortization of creator signing fees	(1,193)	(980)
Write-offs and other adjustments	2,644	978
Balance, end of period	$7,529	$1,937
As presented in the consolidated balance sheets:
Creator signing fees, net	$3,954	$634
Creator signing fees, noncurrent	$3,575	$1,303
5. Creator Advances, Net
Creator advances are incentives that are offered by the Company which provide the creator with funds in advance of the event. Creator advances are presented net of reserves on the consolidated balance sheet. These are subsequently recovered by withholding amounts due to the Company from the sale of tickets for the event until the creator advance has been fully recovered.
The following table summarizes the activity in creator advances, net, for the periods indicated (in thousands):

	December 31,
	2024	2023
Balance, beginning of period	$2,804	$721
Creator advances paid	5,273	2,077
Creator advances recouped	(4,242)	(688)
Write-offs and other adjustments	(455)	694
Balance, end of period	$3,380	$2,804

6. Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	December 31,
	2024	2023
Capitalized internal-use software development costs	$70,210	$62,615
Furniture and fixtures	179	179
Computers and computer equipment	3,820	3,617
Leasehold improvements	924	924
	75,133	67,335
Less: Accumulated depreciation and amortization	(62,493)	(57,951)
Property and equipment, net	$12,640	$9,384
The Company recorded the following amounts related to depreciation of fixed assets and amortization of capitalized internal-use software development costs during the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Depreciation expense	$690	$1,290	$2,255
Amortization of capitalized internal-use software development costs	$6,115	$3,877	$3,396

7. Leases
Operating leases
The Company leases its office facilities under operating lease arrangements with varying expiration dates through 2026. As of December 31, 2024, the remaining lease term of the Company's operating leases ranges less than two years.
As part of the 2023 restructuring plan described in Note 1, the Company closed certain offices in April 2023 to reflect the geographic distribution of the Company’s employees and $3.9 million of amortization of the right-of-use assets was accelerated for the year ended December 31, 2023.
The components of operating lease costs were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease costs	$617	$5,137
Sublease income	—	(104)
Total operating lease costs, net	$617	$5,033
The Company made cash payments of $2.1 million and $3.0 million for operating lease liabilities during the year ended December 31, 2024 and December 31, 2023, respectively, which is included within the operating activities section on the consolidated statements of cash flows.
As of December 31, 2024, the Company's operating leases had a weighted-average remaining lease term of 1.2 years and a weighted-average discount rate of 4.6%. As of December 31, 2023, the Company's operating leases had a weighted-average remaining lease term of 2.2 years and an average weighted-average discount rate of 3.9%.
As of December 31, 2024, maturities of operating lease liabilities were as follows (in thousands):

2025	$2,140
2026	372
Total operating lease payments	2,512
Less: Imputed interest	(64)
Total operating lease liabilities	$2,448
Reconciliation of lease liabilities as shown in the consolidated balance sheets
Operating lease liabilities, current	$2,071
Operating lease liabilities, noncurrent	377
Total operating lease liabilities	$2,448

8. Goodwill and Acquired Intangible Assets, Net
The carrying amount of goodwill was $174.4 million as of December 31, 2024 and 2023.
Acquired intangible assets consisted of the following as of the dates indicated (in thousands):

	December 31, 2024
	Cost	Accumulated Amortization	Net Book Value	Weighted-average remaining useful life (years)
Developed technology	$22,396	$22,396	$—	0.0
Customer relationships	74,884	69,870	5,014	0.7
Tradenames	1,350	1,350	—	0.0
Acquired intangible assets, net	$98,630	$93,616	$5,014

	December 31, 2023
	Cost	Accumulated Amortization	Net Book Value	Weighted-average remaining useful life (years)
Developed technology	$22,396	$21,679	$717	0.9
Customer relationships	74,884	62,287	12,597	1.7
Tradenames	1,350	1,350	—	0.0
Acquired intangible assets, net	$98,630	$85,316	$13,314

The Company recorded amortization expense related to acquired intangible assets in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of net revenue	$717	$825	$825
Sales, marketing and support	7,583	7,768	8,362
General and administrative	—	—	22
Total amortization of acquired intangible assets	$8,300	$8,593	$9,209
As of December 31, 2024, the total expected future amortization expense of acquired intangible assets by year is as follows (in thousands):

2025	$5,014
2026	—
Total expected future amortization expense	$5,014

9. Debt
As of December 31, 2024 and 2023, long-term and short-term debt consisted of the following (in thousands):

	December 31, 2024			December 31, 2023
	2026 Notes	2025 Notes	Total	2026 Notes	2025 Notes	Total
Outstanding principal balance	$212,750	$30,000	$242,750	$212,750	$150,000	$362,750
Less: Debt issuance costs	(1,812)	(219)	(2,031)	(2,864)	(2,218)	(5,082)
Carrying amount, debt	$210,938	$29,781	$240,719	$209,886	$147,782	$357,668

The following tables set forth the total interest expense recognized related to the convertible notes for the year ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash interest expense	$6,954	$9,096	$9,096
Amortization of debt issuance costs	1,837	2,089	2,016
Total interest expense	$8,791	$11,185	$11,112

As of December 31, 2024, the remaining life of the 2025 Notes and 2026 Notes is approximately 0.9 years and 1.7 years, respectively.
The following table summarizes the Company's contractual obligation to settle commitments related to the 2026 Notes and 2025 Notes as of December 31, 2024 (in thousands):

	Payments due by Year
	Total	2025	2026
Convertible Senior Notes Due 2026	$212,750	$—	$212,750
Interest obligations on 2026 Notes(1)	3,191	1,596	1,595
Convertible Senior Notes Due 2025	30,000	30,000	—
Interest obligations on 2025 Notes(1)	1,500	1,500	—
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
The effective interest rate of the 2025 Notes is 5.8%. For each of the years ended December 31, 2024, 2023 and 2022 the Company recorded cash interest of $5.4 million, $7.5 million and $7.5 million and amortization of debt issuance costs of $0.8 million, $1.1 million and $1.0 million, respectively.
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
The fair value of the 2025 Notes, which the Company have classified as a Level 2 instrument, was $29.8 million as of December 31, 2024. The fair value of the 2025 Notes is determined using observable market prices on the last business day of the period.
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
The effective interest rate of the 2026 Notes is 1.3%. For each of the years ended December 31, 2024, 2023 and 2022 the Company recorded cash interest of $1.6 million and amortization of debt issuance costs of $1.1 million, $1.0 million and $1.0 million, respectively.
The fair value of the 2026 Notes, which the Company have classified as a Level 2 instrument, was $186.5 million as of December 31, 2024. The fair value of the 2026 Notes is determined using observable market prices on the last business day of the period.
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
Note Repurchases
On August 21, 2024, the Company announced that it had entered into separate, privately negotiated repurchase transactions (collectively, the Repurchases) with certain holders of the Company’s outstanding 2025 Notes, pursuant to which the Company repurchased $120 million aggregate principal amount of the 2025 Notes for an aggregate cash repurchase price of $120.5 million, which included accrued and unpaid interest on such 2025 Notes. The Repurchases resulted in a $0.3 million loss on extinguishment during the year ended December 31, 2024.
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
As of December 31, 2024, the Company had purchase commitments of $5.0 million under the fixed fee contracts and minimum $3.5 million under variable fee contracts, primarily related to enterprise support services entered in the ordinary course of business. The Company expects to pay $5.0 million in 2025 under fixed fee contracts, and $3.5 million minimum variable fees will be paid during 2025 to 2026 based on volume usage.
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

Commercial Contract Litigation
On June 18, 2020, the Company filed a Complaint in the United States District Court for the Northern District of California against M.R.G. Concerts Ltd. (MRG) and Matthew Gibbons (Gibbons), asserting claims for breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory judgment, unfair competition and common counts under California law, arising out of MRG and Gibbons' termination of certain contracts with the Company and their refusal to make various payments to the Company required by those contracts. On June 28, 2024, MRG and Eventbrite executed an agreement for MRG to pay Eventbrite the settlement amount of $8.3 million. The Company determined that the gain was realizable and recognized a loss recovery of $4.4 million as a credit to general and administrative expenses and a gain of $3.9 million to other income in relation to this settlement during the second quarter of 2024.
Tax Matters
The Company is currently under audit in certain jurisdictions with regard to indirect tax matters. The Company establishes reserves for indirect tax matters when it determines that the likelihood of a loss is probable, and the loss is reasonably estimable. Accordingly, the Company has established a reserve for the potential settlement of issues related to sales and other indirect taxes in the amount of $0.5 million and $1.1 million as of December 31, 2024 and 2023, respectively. These amounts, which represent management’s best estimates of its potential liability, include potential interest and penalties of $0.1 million and $0.2 million as of December 31, 2024 and 2023, respectively.
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
11. Stockholders' Equity
Common Stock Repurchase
On March 14, 2024, the Company announced that its board of directors approved a share repurchase program with authorization to purchase up to $100.0 million of the Company’s Class A common stock, which does not have an expiration date. During the year ended December 31, 2024, the Company repurchased 10,201,720 shares of its Class A common stock for an aggregate amount of $50.2 million, which includes amounts accrued for the 1% excise tax as a result of the Inflation Reduction Act of 2022. As of December 31, 2024, approximately $50.0 million remained available and authorized for future repurchases.
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
As of December 31, 2024, there were 5,219,148 and 5,756,444 options issued and outstanding under the 2010 Plan and 2018 Plan, respectively (collectively, the Plans). The Company reserved 7,212,562 shares of Class A common stock which are available for grant under the Company's 2018 Plan.
Stock options granted typically vest over a four-year period from the date of grant. Options awarded under the Plans are exercisable up to ten years.
Stock Option Activity
Stock option activity under the Plans is as follows:

	Outstanding options	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2022	12,558,158	$12.30	6.4	$93
Granted	833,663	8.32
Exercised	(202,597)	6.40		388
Cancelled	(870,889)	13.24
Balance as of December 31, 2023	12,318,335	12.06	5.4	2,845
Cancelled	(1,342,743)	10.28
Balance as of December 31, 2024	10,975,592	$12.28	3.8	$5
Vested and exercisable as of December 31, 2024	10,329,092	$12.34	3.6	$5
Vested and expected to vest as of December 31, 2024	10,950,692	$12.28	3.8	$5
The aggregate intrinsic value in the table above represents the difference between the fair value of common stock and the exercise price of outstanding, in-the-money stock options at December 31, 2024.
The Company recognized $6.4 million, $10.0 million and $14.8 million of stock-based compensation expense related to stock options during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the total unrecognized stock-based compensation expense related to stock options outstanding was $3.4 million, which will be recognized over a weighted-average period of 1.4 years. There were no options granted during the year ended December 31, 2024. The weighted-average grant date fair value of stock options granted was $5.00 and $7.13 for the years ended December 31, 2023 and 2022, respectively.
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

Stock award activity under the Plans is as follows:

	Outstanding RSUs, RSAs and PSUs	Weighted-average grant date fair value per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance at December 31, 2022	10,764,197	$11.46
Awarded (1)	7,480,353	8.38
Released	(2,561,339)	13.50
Cancelled	(3,204,413)	10.68
Balance at December 31, 2023	12,478,798	9.40
Awarded (1)	10,708,288	4.76
Released	(4,559,943)	9.95
Cancelled	(4,954,454)	7.73
Balance at December 31, 2024	13,672,689	$6.21	1.3	$45,936
Vested and expected to vest as of December 31, 2024	12,351,307	$6.13	1.3	$41,500
(1) Includes approximately 1.9 million and 0.6 million of PSUs granted during the year ended December 31, 2024 and 2023, respectively.
The Company recognized $44.9 million, $46.1 million and $38.7 million of stock-based compensation expense related to stock awards during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the total unrecognized stock-based compensation expense related to stock awards outstanding, was $47.5 million, which will be recognized over a weighted-average period of 2.0 years.
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
A total of 190,197 shares were purchased under the ESPP during the year ended December 31, 2024, and as of that date, 5,967,442 shares of Class A common stock were available for future issuance under the ESPP. A total of 188,033 shares were purchased under the ESPP during the year ended December 31, 2023.
The Company recorded $0.4 million, $0.5 million and $0.5 million of stock-based compensation expense related to the ESPP during the years ended December 31, 2024, 2023 and 2022, respectively.
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
There were no outstanding common stock subject to repurchase at December 31, 2024 and 2023.

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
There were no options granted during the year ended December 31, 2024. The following range of assumptions were used to estimate the fair value of stock options granted to employees:

	Year Ended December 31,
	2024	2023	2022
Expected dividend yield	—	—	—
Expected volatility	—%	61.0 - 61.7%	57.6 - 60.0%
Risk-free interest rate	—%	3.7 - 4.7%	2.4 - 3.7%
Expected term (years)	0	6.0 - 6.3	5.5 - 6.1
The Company determines expected volatility for the ESPP based on the historical volatility of its common stock. The following range of assumptions were used to estimate the purchase rights granted under the ESPP on the first day of the offering period:

	Year Ended December 31,
	2024	2023	2022
Expected volatility	62.0 - 64.9%	47.3 - 65.2%	59.9 - 61.3%
Risk-free interest rate	4.4 - 5.4%	5.4 - 5.3%	1.6 - 4.7%
Expected term (years)	0.5	0.5	0.5
Stock-based compensation expense recognized in connection with stock options, stock awards, and the ESPP during the years ended December 31, 2024, 2023 and 2022 in the consolidated statements of operations were as follows:

	Year Ended December 31,
	2024	2023	2022
Cost of net revenue	$568	$842	$809
Product development	22,604	21,018	19,686
Sales, marketing and support	7,395	9,455	8,302
General and administrative	19,121	23,741	24,559
Total	$49,688	$55,056	$53,356
Stock-based compensation expense included in capitalized internal-use software development costs was $1.9 million for the year ended December 31, 2024, and $1.5 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively.
12. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. As the Company had net losses for the years ended December 31, 2024, 2023 and 2022, all potentially issuable shares of common stock were determined to be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Net loss	$(15,571)	$(26,479)	$(55,384)
Weighted-average shares used in computing net loss per share, basic and diluted	93,029	100,299	98,305
Net loss per share, basic and diluted	$(0.17)	$(0.26)	$(0.56)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect (in thousands):

	December 31,
	2024	2023	2022
Shares related to convertible senior notes	10,011	19,538	19,538
Stock options to purchase common stock	10,976	12,318	12,558
Restricted stock and restricted stock units	13,443	12,379	10,710
ESPP	153	138	150
Total shares of potentially dilutive securities	34,583	44,373	42,956
For the 2025 Notes and 2026 Notes, the conversion spread of 2.4 million shares and 7.6 million shares, respectively, will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s Class A common stock for a given period exceeds the conversion price of $12.60 per share for the 2025 Notes and $27.89 per share for the 2026 Notes.

13. Income Taxes
Loss before the provision for income taxes consisted of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(16,088)	$(25,868)	$(50,659)
International	2,676	1,380	(4,599)
Total	$(13,412)	$(24,488)	$(55,258)
The components of the Company's income tax provision (benefit) were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current tax expense (benefit)
Federal	$—	$—	$—
State	313	214	(118)
Foreign	1,282	1,142	353
Total current tax expense	1,595	1,356	235
Deferred tax expense (benefit)
Federal	330	330	329
State	46	364	322
Foreign	188	(59)	(760)
Total deferred tax expense (benefit)	564	635	(109)
Total income tax provision	$2,159	$1,991	$126

The reconciliation of the Federal statutory income tax provision to the Company’s effective income tax provision is as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Federal tax benefit at statutory rate	$(2,817)	$(5,143)	$(11,604)
State tax	360	578	204
Foreign rate differential	906	797	557
Non-deductible permanent items	29	37	23
Stock-based compensation	4,956	3,623	3,899
GILTI Inclusion	1,243	894	—
Non-deductible officer compensation	678	404	—
Tax credits	(2,114)	(1,691)	(956)
Change in valuation allowance	(1,082)	2,492	8,003
Total	$2,159	$1,991	$126

The Company has not provided U.S. income taxes or foreign withholding taxes on the undistributed earnings of its profitable foreign subsidiaries for the years ended December 31, 2024, 2023 and 2022, because it intends to permanently reinvest such earnings in foreign operations. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings.
The Company’s deferred tax assets and liabilities as of the dates indicated were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$127,041	$126,710
Capitalized research and development expenditures	46,724	31,971
Stock-based compensation	22,108	21,404
Tax credit carry-forward	20,958	18,058
Deferred interest	5,452	12,796
Accruals and reserves	4,805	8,701
Lease liability	601	815
Unrealized foreign exchange losses	316	—
Depreciation and amortization	—	14
Total deferred tax assets	228,005	220,469
Valuation allowance	(226,284)	(219,219)
Net deferred tax assets	1,721	1,250
Deferred tax liabilities:
Accruals and reserves	(1,711)	(1,628)
Depreciation and amortization	(2,831)	(1,363)
Unrealized foreign exchange gains	—	(671)
Right-of-use-asset	(160)	(5)
Net deferred taxes	$(2,981)	$(2,417)
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the Company’s history of net operating losses, the Company believes it is more likely than not that the vast majority of its federal, state, and certain foreign deferred tax assets will not be realized as of December 31, 2024 and 2023. The total valuation allowance recorded as of December 31, 2024 and 2023 was $226.3 million and $219.2 million, respectively.

The activity in the Company's deferred tax asset valuation allowance for the periods indicated was as follows (in thousands):

	Balance, Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance, end of Period
Year ended December 31, 2024
Deferred tax asset valuation allowance	$219,219	7,061	4	—	$226,284
Year ended December 31, 2023
Deferred tax asset valuation allowance	$212,536	6,689	(6)	—	$219,219
Year ended December 31, 2022
Deferred tax asset valuation allowance	$199,380	13,131	25	—	$212,536

As of December 31, 2024 and 2023, the Company has net operating loss carryforwards for federal income tax purposes of $429.1 million and $459.5 million, respectively, available to reduce future taxable income. The federal net operating loss carryforwards will begin to expire, if not utilized, in 2034. In addition, the Company has $114.2 million and $112.7 million of net operating loss carryforwards available to reduce future taxable income for state income tax purposes for the years ended December 31, 2024 and 2023, respectively; which includes $104.3 million and $102.8 million corresponding to the state of California. The state net operating loss carryforwards will begin to expire, if not utilized, in 2025. The federal and state net operating loss carryforwards are subject to various annual limitations under Section 382 of the Internal Revenue Code and similar state provisions. As of December 31, 2024 and 2023, the Company had foreign net operating loss carryforwards of $18.9 million and $12.4 million (tax-effected), respectively, which will expire at various dates beginning in 2029, if not utilized.
As of December 31, 2024 the Company had Federal and California Research and Development Credits of $24.2 million and $21.0 million, respectively. The Federal Research and Development Credits will begin to expire, if not utilized, in 2031. The California Research and Development Credits do not expire since these attributes have an indefinite life. As of December 31, 2024 and 2023, the Company had California EZ Hiring Tax Credits of $0.4 million and $0.8 million, respectively. The California Hiring Tax Credits will begin to expire, if not utilized, in 2025. As of December 31, 2024 and 2023, the Company had foreign tax credits of $0.2 million. The foreign tax credits will begin to expire, if not utilized, in 2028.
As of December 31, 2024 and 2023, the Company had unrecognized tax benefits of $22.8 million and $19.0 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2021	$13,308
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	2,037
Gross amount of increases in unrecognized tax benefits for tax positions taken in prior year	47
Gross amount of decreases in unrecognized tax benefits for tax positions taken in prior year	(305)
Balance as of December 31, 2022	15,087
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	3,022
Gross amount of increases in unrecognized tax benefits for tax positions taken in prior year	912
Gross amount of decreases in unrecognized tax benefits for tax positions taken in prior year	(5)
Balance as of December 31, 2023	19,016
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	3,044
Gross amount of increases in unrecognized tax benefits for tax positions taken in prior year	740
Gross amount of decreases in unrecognized tax benefits for tax positions taken in prior year	—
Balance as of December 31, 2024	$22,800
The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year or otherwise directly related to an existing deferred tax asset, in which case the uncertain tax position is recorded net of the asset on the consolidated balance sheet. As of December 31, 2024, $0.1 million of the Company’s gross unrecognized tax benefits, if recognized, would affect the effective tax rate and, $22.7 million would result in an adjustment to deferred tax assets with corresponding adjustments to valuation allowance.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. There were no interest and penalties accrued as of December 31, 2024 and 2023.
The Company does not anticipate that its total unrecognized tax benefits will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months.
The Company files income tax returns in the U.S. federal jurisdiction as well as many U.S. states and certain foreign jurisdictions. Material jurisdictions where the Company is subject to potential examination include Argentina, India, Ireland, Spain, the United States, and United Kingdom. The Company is subject to examination in these jurisdictions for all years since 2006. Fiscal years outside the normal statute of limitation remain open to audit due to tax attributes generated in the early years which have been carried forward and may be audited in subsequent years when utilized.
14. Segment and Geographic Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available and reviewed regularly by the chief operating decision-maker (CODM). The Company’s CODM is its Chief Executive Officer (CEO) who reviews discrete financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. The Company generates revenue from services fees and payment processing fees from the sale of paid tickets on our platform, as well as fees associated with advertising and marketplace services. The Company does not separate costs for its different revenue streams and therefore discrete financial information is only available on a consolidated basis. Accordingly, the Company has determined that it operates as a single operating segment and has one reportable segment. The accounting policies of the single reportable segment are the same as those described in Note 2, "Significant Accounting Policies", in the accompanying notes to our consolidated financial statements.
The CODM assesses performance and decides how to allocate resources based on the consolidated net loss, gross profit, and gross margin. The CODM uses these metrics to monitor forecast versus actual results, which is used in assessing performance of the Company’s single segment and in establishing compensation, whether to reinvest profits, and other factors evaluated by the CODM. The consolidated statements of operations are presented to the CODM without further disaggregation. Significant segment expenses also include depreciation, amortization and stock-based compensation expense, which are disclosed within the consolidated statements of cash flows. The measure of segment assets is reported on the balance sheet as total consolidated assets. The Company does not have any significant intra-entity sales or transfers.
The following table presents the Company's total net revenue by geography based on the currency of the underlying transaction (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$236,500	$242,168	$194,529
International	88,568	83,966	66,398
Total net revenue	$325,068	$326,134	$260,927
No individual country, included in international net revenue, represents more than 10% of the total consolidated net revenue for years ended December 31, 2024, 2023, and 2022.
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
Based on our evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth in "Internal Control—Integrated Framework” (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, our management has concluded that its internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Our independent registered public accounting firm, Moss Adams LLP, has issued an audit report with respect to the effectiveness of our internal controls over financial reporting as of December 31, 2024, which appears in Part II, Item 8 of this Annual Report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2024 in connection with our 2024 annual meeting of stockholders (the Proxy Statement), and is incorporated herein by reference.
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
Insider Trading Policy
We have adopted an insider trading policy governing the purchase, sale, and other disposition of our securities by directors, officers, and employees that are designed to promote compliance with insider trading laws, rules, and regulations, and applicable NYSE listing standards, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

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
Exhibit Index

	Description of Exhibits	Incorporated by Reference
Exhibit Number		Form	Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	August 28, 2018
3.2	Certificate of Amendment to Eventbrite, Inc. Amended and Restated Certificate of Incorporation	8-K	3.1	June 12, 2024
3.3	Second Amended and Restated Bylaws.	8-K	3.1	December 21, 2022
4.1	Form of Class A Common Stock Certificate.	S-1/A	4.1	September 7, 2018
4.2	Description of Securities.	10-K	4.2	February 27, 2024
4.3	Indenture, dated as of June 15, 2020, between Registrant and Wilmington Trust, National Association, as Trustee	8-K	4.1	June 15, 2020
4.4	Form of Note, representing the 5.000% Convertible Senior Notes due 2025 (included as Exhibit A to Exhibit 4.4)	8-K	4.1	June 15, 2020
4.5	Indenture, dated as of March 11, 2021, between Eventbrite, Inc. and Wilmington Trust, National Association, as Trustee	8-K	4.1	March 11, 2021
4.6	Form of Note, representing the 0.750% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	4.1	March 11, 2021
10.1	Lease for 209 10th Avenue South, Nashville, TN, dated May 12, 2014, by and between the Registrant and Cummins Station, LLC; First Amendment to Lease dated June 24, 2014; Second Amendment to Lease dated May 22, 2016; Third Amendment to Lease dated September 29, 2016; Fourth Amendment to Lease dated January 28, 2018; Fifth Amendment to Lease dated April 25, 2018; Sixth Amendment to Lease dated June 24, 2019; Seventh Amendment to Lease dated December 19, 2019.	10-K	10.2	March 2, 2020
10.2	Form of 2025 Capped Call Confirmation	8-K	10.1	June 15, 2020
10.3	Form of 2026 Capped Call Confirmation	8-K	10.1	March 11, 2021
10.4#	Senior Executive Cash Incentive Bonus Plan.	S-1	10.4	August 23, 2018
10.5#	Amended and Restated Non-Employee Director Compensation Policy	10-Q	10.2	August 8, 2024
10.6#	Eventbrite, Inc. (f/k/a Mollyguard Corporation) 2004 Stock Plan, as amended, and forms of agreements thereunder.	S-1	10.7	August 23, 2018
10.7#	Eventbrite, Inc. 2010 Stock Plan, as amended, and forms of agreements thereunder.	S-1/A	10.8	August 28, 2018
10.8#	Eventbrite, Inc. 2018 Stock Option and Incentive Plan and forms of agreements thereunder.	10-K	10.9	March 7, 2019

10.9#	Form of Indemnification Agreement, between the Registrant and each of its directors.	8-K	10.2	December 1, 2020
10.10#	Promotion Letter, dated April 21, 2016, between the Registrant and Julia Hartz.	S-1	10.13	August 23, 2018
10.11#	Offer Letter, dated November 30, 2005, between Mollyguard Corporation and Julia (Steen) Hartz.	S-1	10.14	August 23, 2018
10.12#	Form of Executive Severance and Change in Control Agreement between the Registrant and each of its executives.	S-1/A	10.18	August 28, 2018
10.13#	Non-Employee Directors’ Deferred Compensation Program.	S-1/A	10.23	September 7, 2018
10.14#	Offer Letter, dated August 7, 2019, by and between the Registrant and Charles Baker.	8-K	10.1	August 8, 2019
10.15#	Offer Letter, dated July 2, 2020, by and between the Registrant and Vivek Sagi	10-K	10.14	March 1, 2021
10.16#	Offer Letter, dated July 12, 2013, as supplemented by Promotion Letter, dated January 22, 2020, by and between the Registrant and Julia Taylor	10-K	10.17	February 27, 2024
10.17#	Offer Letter, dated December 21, 2022, by and between the Registrant and Ted Dworkin	10-K	10.18	February 27, 2024
10.18#	Offer Letter, dated November 5, 2024, by and between the Registrant and Anand Gandhi	8-K	10.1	November 7, 2024
10.19#	Form of Performance Stock Unit Award Agreement - Financial performance	10-Q	10.2	July 28, 2022
10.20#	Form of Performance Stock Unit Award Agreement - Stock Price performance	10-Q	10.3	July 28, 2022
10.21#	Form of Performance Stock Unit Award Agreement 2023	10-Q	10.1	May 9, 2023
10.22#	Form of Performance Stock Unit Award Agreement 2024	10-Q	10.1	August 8, 2024
10.23#	Form of Incentive Stock Option Agreement	10-Q	10.1	November 7, 2024
10.24#	Form of Non-Qualified Stock Option Agreement	10-Q	10.2	November 7, 2024
10.25#	Form of Global Restricted Stock Unit Award Agreement	10-Q	10.3	November 7, 2024
19.1	Insider Trading Policy			Filed herewith
21.1	Subsidiaries of the Registrant			Filed herewith
23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm			Filed herewith
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm			Filed herewith
24.1	Power of Attorney (contained on signature page hereto)			Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	97.1	February 27, 2024
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith
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

February 27, 2025	Eventbrite, Inc.

	By:	/s/ Julia Hartz
Julia Hartz
Chief Executive Officer

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Julia Hartz and Anand Gandhi, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Julia Hartz	Chief Executive Officer and Executive Chair (Principal Executive Officer)	February 27, 2025
Julia Hartz

/s/ Anand Gandhi	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2025
Anand Gandhi

/s/ Katherine August-deWilde	Director	February 27, 2025
Katherine August-deWilde

/s/ Jane Lauder	Director	February 27, 2025
Jane Lauder

/s/ Pilar Manchón	Director	February 27, 2025
Pilar Manchón

/s/ Sean P. Moriarty	Lead Independent Director	February 27, 2025
Sean P. Moriarty

/s/ Helen Riley	Director	February 27, 2025
Helen Riley

/s/ Naomi Wheeless	Director	February 27, 2025
Naomi Wheeless

/s/ April Underwood	Director	February 27, 2025
April Underwood