Form 10-Q
period 2025-03-31
Eventbrite, Inc.
filed 2025-05-08
CIK 1475115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2025, 80,242,095 shares of Registrant's Class A common stock and 15,647,029 shares of Registrant's Class B common stock were outstanding.

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
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors, including those described in the section titled "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

EVENTBRITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts and share data) (Unaudited)
	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$502,911	$416,531
Funds receivable	36,318	37,629
Short-term investments, at amortized cost	—	24,959
Accounts receivable, net	1,350	2,187
Creator signing fees, net	3,375	3,954
Creator advances, net	5,728	3,380
Restricted cash	48,000	48,000
Prepaid expenses and other current assets	17,688	15,856
Total current assets	615,370	552,496
Creator signing fees, net, noncurrent	4,385	3,575
Property and equipment, net	11,418	12,640
Operating lease right-of-use assets	797	823
Goodwill	174,388	174,388
Acquired intangible assets, net	3,149	5,014
Other assets	2,776	3,365
Total assets	$812,283	$752,301
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, creators	$352,445	$300,174
Accounts payable, trade	907	1,407
Chargebacks and refunds reserve	10,522	10,315
Accrued compensation and benefits	9,547	4,825
Accrued taxes	5,766	5,932
Current portion of long-term debt	29,837	29,781
Operating lease liabilities	1,801	2,071
Other accrued liabilities	12,139	11,868
Total current liabilities	422,964	366,373
Accrued taxes, noncurrent	4,538	4,278
Operating lease liabilities, noncurrent	226	377
Long-term debt	211,192	210,938
Other liabilities	109	106
Total liabilities	639,029	582,072
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized; 94,634,095 shares issued and outstanding as of March 31, 2025; 94,282,883 shares issued and outstanding as of December 31, 2024	1	1
Treasury stock, at cost; 10,201,720 shares of common stock as of March 31, 2025 and 10,201,720 shares as of December 31, 2024	(50,286)	(50,159)
Additional paid-in capital	1,061,155	1,051,392
Accumulated deficit	(837,616)	(831,005)
Total stockholders’ equity	173,254	170,229
Total liabilities and stockholders’ equity	$812,283	$752,301

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)
	Three Months Ended March 31,
	2025	2024
Net revenue	$73,833	$86,252
Cost of net revenue	24,406	25,032
Gross profit	49,427	61,220
Operating expenses
Product development	20,937	26,684
Sales, marketing and support	21,523	20,869
General and administrative	16,691	21,237
Total operating expenses	59,151	68,790
Loss from operations	(9,724)	(7,570)
Interest income	3,754	7,407
Interest expense	(1,080)	(2,800)
Other income (expense), net	1,207	(1,253)
Loss before income taxes	(5,843)	(4,216)
Income tax provision	768	274
Net loss	$(6,611)	$(4,490)
Net loss per share, basic and diluted	$(0.07)	$(0.05)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	94,745	99,109

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	78,635,854	$1	15,647,029	$—	10,201,720	$(50,159)	$1,051,392	$(831,005)	$170,229
Issuance of restricted stock awards	16,215	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	521,972	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(186,975)	—	—	—	—	—	(615)	—	(615)
Excise tax on repurchases of common stock	—	—	—	—	—	(127)	—	—	(127)
Stock-based compensation	—	—	—	—	—	—	10,378	—	10,378
Net loss	—	—	—	—	—	—	—	(6,611)	(6,611)
Balance at March 31, 2025	78,987,066	$1	15,647,029	$—	10,201,720	$(50,286)	$1,061,155	$(837,616)	$173,254

	Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	85,614,983	$1	15,661,433	$—	—	$—	$1,007,190	$(815,434)	$191,757
Issuance of restricted stock awards	9,665	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	887,751	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(305,537)	—	—	—	—	—	(2,612)	—	(2,612)
Repurchase of common stock (1)	(2,652,174)	—	—	—	2,652,174	(15,055)	—	—	(15,055)
Stock-based compensation	—	—	—	—	—	—	14,523	—	14,523
Net loss	—	—	—	—	—	—	—	(4,490)	(4,490)
Balance at March 31, 2024	83,554,688	$1	15,661,433	$—	2,652,174	$(15,055)	$1,019,101	$(819,924)	$184,123

(1) includes a 1% excise tax on repurchases of common stock.

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, Unaudited)
	Three Months Ended March 31,
	2025	2024(1)
Cash flows from operating activities
Net loss	$(6,611)	$(4,490)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,022	3,594
Stock-based compensation expense	10,161	13,962
Amortization of debt discount and issuance costs	310	526
Unrealized (gain) loss on foreign currency exchange	(1,225)	1,222
Accretion on short-term investments	(41)	(1,877)
Non-cash operating lease expenses	155	133
Amortization of creator signing fees	472	194
Changes related to creator advances, creator signing fees, and allowance for credit losses	405	423
Provision for chargebacks and refunds	5,129	5,046
Other	351	155
Changes in operating assets and liabilities
Accounts receivable	479	(899)
Funds receivable	1,559	13,298
Creator signing fees and creator advances	(3,098)	(3,036)
Prepaid expenses and other assets	(1,242)	2,142
Accounts payable, creators	50,044	54,852
Accounts payable	(500)	(1,151)
Chargebacks and refunds reserve	(4,932)	(4,416)
Accrued compensation and benefits	4,722	(8,776)
Accrued taxes	(377)	(2,020)
Operating lease liabilities	(550)	(488)
Other accrued liabilities	193	159
Net cash provided by operating activities	59,426	68,553
Cash flows from investing activities
Purchases of short-term investments	—	(84,113)
Maturities of short-term investments	25,000	126,033
Purchases of property and equipment	(56)	(316)
Capitalized internal-use software development costs	(674)	(2,257)
Net cash provided by investing activities	24,270	39,347
Cash flows from financing activities
Repurchase of common stock	—	(12,010)
Taxes paid related to net share settlement of equity awards	(615)	(2,612)
Net cash used in financing activities	(615)	(14,622)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,299	(2,538)
Net increase in cash, cash equivalents and restricted cash	86,380	90,740
Cash, cash equivalents and restricted cash
Beginning of period	464,531	489,200
End of period	$550,911	$579,940
Supplemental cash flow data
Interest paid	$798	$798
Income taxes paid, net of refunds	$51	$169
Non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$103	$1,011
Other accrued liability recorded for common stock repurchases	$—	$3,004

(1)The condensed consolidated statement of cash flows for the three months ended March 31, 2024 has been revised. For further details refer to “Note 1. Overview and Basis of Presentation.”

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Overview and Basis of Presentation
Description of Business
Eventbrite, Inc. (Eventbrite or the Company) operates a two-sided marketplace that connects millions of creators and consumers every month, enabling them to share their passions, artistry, and causes through live experiences. Creators utilize the Company's highly-scalable self-service ticketing and marketing tools to plan, promote, and sell tickets to their events. Event seekers use Eventbrite's website and mobile application to discover and purchase tickets to experiences they love.
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
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K). The results for any interim period are not necessarily indicative of the results for the full annual period or any future period.
Significant Accounting Policies
There have been no changes to the Company's significant accounting policies described in the 2024 Form 10-K that have had a material impact on the Company's unaudited condensed consolidated financial statements and related notes.
Revision of Previously Issued Financial Statements
The Company has revised certain prior period amounts to correct an error related to foreign currency exchange in the condensed consolidated statement of cash flows for comparative purposes. Based on management’s evaluation of both quantitative and qualitative factors, the Company believes that the impact of the error was not significant, individually or in the aggregate, to any previously reported quarterly periods in 2024. Accordingly, the previously issued condensed statement of cash flows has been revised. This correction had no impact on the prior period condensed consolidated balance sheet, condensed consolidated statement of operations or the condensed consolidated statement of stockholders’ equity.

Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. This Update enhances the transparency and usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The guidance also eliminates certain existing requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective for the Company for the fiscal year ending December 31, 2025. The Company is currently evaluating the impact of adopting ASU 2023-09.
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
Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available and reviewed regularly by the chief operating decision-maker (CODM). The Company’s CODM is its Chief Executive Officer (CEO) who reviews discrete financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. The Company generates revenue from services fees and payment processing fees from the sale of paid tickets on the Eventbrite platform, as well as fees associated with advertising and marketplace services. The Company does not separate costs for its different revenue streams and therefore discrete financial information is only available on a consolidated basis. Accordingly, the Company has determined that it operates as a single operating segment and has one reportable segment.
The CODM assesses performance and decides how to allocate resources based on the Company's consolidated net loss, gross profit, and gross margin. The CODM uses these metrics to monitor forecast versus actual results, which is used in assessing performance of the Company’s single segment and in establishing compensation, whether to reinvest profits, and other factors evaluated by the CODM. The consolidated statements of operations are presented to the CODM without further disaggregation. Significant segment expenses also include depreciation, amortization and stock-based compensation expense, which are disclosed within the consolidated statements of cash flows. The measure of segment assets is reported on the balance sheet as total consolidated assets. The Company does not have any significant intra-entity sales or transfers.
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
Cash and cash equivalents balances include the face value of tickets sold on behalf of creators and their share of service charges, which are to be remitted to the creators. Such balances were $319.4 million and $266.0 million as of March 31, 2025 and December 31, 2024, respectively. These ticketing proceeds are legally unrestricted.
In 2024, the Company established a letter of credit in order to manage and mitigate potential risks related to refunds and chargebacks. This cash was classified as restricted cash on the condensed consolidated balance sheets. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2025	December 31, 2024	March 31, 2024
Cash and cash equivalents	$502,911	$416,531	$579,940
Restricted cash	48,000	48,000	—
Total cash, cash equivalents and restricted cash	$550,911	$464,531	$579,940
4. Short-term Investments
The Company previously invested certain of its excess cash in short-term debt instruments, which consisted of U.S. Treasury bills with original maturities of less than one year. These short-term investments were classified as held-to-maturity and were recorded and held at amortized cost. As of March 31, 2025, the Company does not hold any short-term investments. No fair value impairment was recognized during the three months ended March 31, 2025 or year ended December 31, 2024.
The following tables summarize the Company's financial instruments that were measured at fair value on a non-recurring basis (in thousands):

		March 31, 2025
Description	Classification	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holdings losses	Aggregate fair value
Savings deposits	Cash equivalents	$54,130	$—	$—	$54,130
		$54,130	$—	$—	$54,130

		December 31, 2024
Description	Classification	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holdings losses	Aggregate fair value
Savings deposits	Cash equivalents	$28,601	$—	$—	$28,601
US Treasury securities	Short-term investments	24,959	7	—	24,966
		$53,560	$7	$—	$53,567

5. Funds Receivable
Funds receivable represents cash-in-transit from third-party payment processors that is received by the Company within approximately five business days from the date of the underlying ticketing transaction. For periods ending on a weekend or a bank holiday, the funds receivable balance will typically be higher than for periods ending on a weekday, as the Company settles payment processing activity on business days. The funds receivable balance includes the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such amounts were $33.0 million and $34.2 million as of March 31, 2025 and December 31, 2024, respectively.
6. Accounts Receivable, Net
Accounts receivable, net is comprised of invoiced amounts to customers who use a third-party facilitated payment processor (FPP) or our advertising services. Bad debt expense was immaterial in all of the periods presented in the condensed consolidated financial statements. The following table summarizes the Company’s accounts receivable balance (in thousands):

	March 31, 2025	December 31, 2024
Accounts receivable, customers	$2,351	$3,111
Allowance for credit losses	(1,001)	(924)
Accounts receivable, net	$1,350	$2,187
7. Creator Signing Fees, Net
Creator signing fees are incentives that are offered and paid by the Company to secure exclusive ticketing and payment processing rights with certain creators. Creator signing fees are presented net of reserves on the condensed consolidated balance sheet.
The balance of creator signing fees, net is being amortized on a straight-line basis over a weighted-average remaining contract life of 3.6 years and 2.3 years as of March 31, 2025 and 2024, respectively. The following table summarizes the activity in creator signing fees for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$7,529	$1,937
Creator signing fees paid	1,682	221
Amortization of creator signing fees	(472)	(194)
Write-offs and other adjustments	(979)	(31)
Balance, end of period	$7,760	$1,933
Creator signing fees are classified as follows on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	March 31, 2025	December 31, 2024	March 31, 2024
Creator signing fees, net	$3,375	$3,954	$651
Creator signing fees, net noncurrent	4,385	3,575	1,282
Total creator signing fees	$7,760	$7,529	$1,933

8. Creator Advances, Net
Creator advances are incentives that are offered by the Company which provide the creator with funds in advance of the event. Creator advances are presented net of reserves on the condensed consolidated balance sheet.
The following table summarizes the activity in creator advances for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$3,380	$2,804
Creator advances paid	2,845	2,987
Creator advances recouped	(464)	(173)
Write-offs and other adjustments	(33)	8
Balance, end of period	$5,728	$5,626
9. Accounts Payable, Creators
Accounts payable, creators consists of unremitted ticket sale proceeds, net of Eventbrite service fees and applicable taxes. Amounts are remitted to creators within five business days subsequent to the completion of the related event.
For qualified creators, the Company passes ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, the Company refers to these payments as advance payouts. When an advance payout is made, the Company reduces its cash and cash equivalents with a corresponding decrease to its accounts payable, creators. The advance payouts balance at the end of the period may fluctuate due to the timing of events and the creator's payout schedule. As of March 31, 2025 and December 31, 2024, advance payouts outstanding was $134.2 million and $101.2 million, respectively.
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
Reserves are recorded based on the Company's assessment of various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, macroeconomic conditions, and actual chargeback and refund activity trends. As of March 31, 2025, and December 31, 2024, the chargebacks and refunds reserve was $10.5 million and $10.3 million, respectively. These amounts include reserve balances for estimated advance payout losses of $4.9 million and $5.2 million, respectively.
The Company will adjust reserves in the future to reflect best estimates of future outcomes. The Company cannot predict the outcome of or estimate the possible recovery or range of recovery from these matters. It is possible that the reserve amount will not be sufficient and the Company's actual losses could be materially different from its current estimates.

11. Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	March 31, 2025	December 31, 2024
Capitalized internal-use software development costs	$70,875	$70,210
Furniture and fixtures	179	179
Computers and computer equipment	3,822	3,820
Leasehold improvements	924	924
Property and equipment	75,800	75,133
Less: Accumulated depreciation and amortization	(64,382)	(62,493)
Property and equipment, net	$11,418	$12,640
The Company recorded the following amounts related to depreciation of fixed assets and capitalized internal-use software development costs during the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Depreciation expense	$136	$207
Amortization of capitalized internal-use software development costs	2,021	1,296
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
The Company subleases certain office spaces to third parties when it identifies excess leased capacity. Sublease income is recorded as a reduction in lease expense.
The components of operating lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease costs	$155	$133
Sublease income	(42)	—
Total operating lease costs, net	$113	$133
As of March 31, 2025, the Company's operating leases had a weighted-average remaining lease term of 1.0 years and a weighted-average discount rate of 4.6%. As of March 31, 2024, the Company's operating leases had a weighted-average remaining lease term of 2.0 years and a weighted-average discount rate of 4.6%.

As of March 31, 2025, maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
The remainder of 2025	$1,669
2026	398
Total future operating lease payments	2,067
Less: Imputed interest	(40)
Total operating lease liabilities	$2,027

Operating lease liabilities, current	$1,801
Operating lease liabilities, noncurrent	226
Total operating lease liabilities	$2,027
13. Goodwill and Acquired Intangible Assets, Net
The carrying amount of the Company's goodwill was $174.4 million as of March 31, 2025 and December 31, 2024. The Company tests goodwill for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. The Company did not record any goodwill impairment during the three months ended March 31, 2025 and 2024.
Acquired intangible assets consisted of the following (in thousands):

	March 31, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Developed technology	$22,396	$(22,396)	$—	$22,396	$(22,396)	$—
Customer relationships	74,884	(71,735)	3,149	74,884	(69,870)	5,014
Tradenames	1,350	(1,350)	—	1,350	(1,350)	—
Acquired intangible assets, net	$98,630	$(95,481)	$3,149	$98,630	$(93,616)	$5,014
The following table set forth the amortization expense recorded related to acquired intangible assets during the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of net revenue	$—	$206
Sales, marketing and support	1,865	1,885
Total amortization of acquired intangible assets	$1,865	$2,091
As of March 31, 2025, the Company expects the total future amortization expense of acquired intangible assets for the remainder of 2025 to be $3.1 million.
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
The Company’s cash equivalents, funds receivable, accounts receivable, accounts payable and other current liabilities approximate their fair value. All of the Company's financial assets and liabilities are Level 1, except for debt. See Note 15, “Debt,” for details regarding the fair value of the Company's 0.750% convertible senior notes due 2026 (the 2026 Notes) and 5.000% convertible senior notes due 2025 (the 2025 Notes, and together with the 2026 Notes, the Convertible Notes).
15. Debt
As of March 31, 2025 and December 31, 2024, the Convertible Notes classified as long-term debt consisted of the following (in thousands):

	March 31, 2025			December 31, 2024
	2026 Notes	2025 Notes	Total	2026 Notes	2025 Notes	Total
Outstanding principal balance	$212,750	$30,000	$242,750	$212,750	$30,000	$242,750
Less: Debt issuance costs	(1,558)	(163)	(1,721)	(1,812)	(219)	(2,031)
Carrying amount, long-term debt	$211,192	$29,837	$241,029	$210,938	$29,781	$240,719
The following tables set forth the total interest expense recognized related to the Convertible Notes for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash interest expense	$770	$2,274
Amortization of debt issuance costs	310	526
Total interest expense	$1,080	$2,800

The following table summarizes the Company's contractual obligation to settle commitments related to the Convertible Notes as of March 31, 2025 (in thousands):

	Payments due by Year
	Total	2025	2026
2026 Notes	$212,750	$—	$212,750
Interest obligations on 2026 Notes (1)	2,394	798	1,596
2025 Notes	30,000	30,000	—
Interest obligations on 2025 Notes (1)	1,500	1,500	—
(1) The 2026 Notes and 2025 Notes bear interest at a fixed rate of 0.750% and 5.000% per year, respectively.
2026 and 2025 Notes
The effective interest rate of the 2026 Notes is 1.3%. The Company recorded cash interest of $0.4 million and amortization of debt issuance costs of $0.3 million related to the 2026 Notes during each of the three months ended March 31, 2025 and March 31, 2024.
The effective interest rate of the 2025 Notes is 5.8%. The Company recorded cash interest of $0.4 million and $1.9 million, and amortization of debt issuance costs of $0.1 million and $0.3 million related to the 2025 Notes during the three months ended March 31, 2025 and March 31, 2024, respectively.
The fair value of the 2026 Notes and 2025 Notes, which the Company has classified as Level 2 instruments, was $194.9 million and $29.6 million respectively, as of March 31, 2025. The fair value of the Convertible Notes is determined using observable market prices on the last business day of the period.
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
Other than as described in Note 12 and Note 15, there were no material changes to the Company's contractual obligations from those disclosed in the 2024 Form 10-K.
Litigation and Loss Contingencies
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
Tax Matters
The Company is currently under audit in certain jurisdictions with regard to indirect tax matters. The Company establishes reserves for indirect tax matters when it determines that a loss is probable and can be reasonably estimated. As of March 31, 2025, and December 31, 2024, the Company has recognized reserves of $0.5 million and $0.5 million, respectively, reflecting management’s best estimates of potential liabilities, inclusive of interest and penalties.
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

17. Stockholders' Equity
Common Stock Repurchase
On March 14, 2024, the Company announced that its board of directors approved a share repurchase program with authorization to purchase up to $100.0 million of the Company’s Class A common stock, which does not have an expiration date. As of March 31, 2025, approximately $50.0 million remained available and authorized for future repurchases. No shares were repurchased during the three months ended March 31, 2025.
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
As of March 31, 2025, there were 5,203,489 options issued and outstanding under the 2010 Plan and 4,690,299 options issued and outstanding under the 2018 Plan (collectively, the Plans). As of March 31, 2025, 13,276,516 shares of Class A common stock were available for grant under the 2018 Plan.
Stock options granted typically vest over a four-year period from the date of grant. Options awarded under the Plans are exercisable for up to ten years.
Stock Option Activity
Stock option activity for the three months ended March 31, 2025 is presented below:

	Outstanding options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2024	10,975,592	$12.28	3.8	$5
Canceled	(1,081,804)	14.51
Balance as of March 31, 2025	9,893,788	12.04	4.0	$—
Vested and exercisable as of March 31, 2025	9,349,201	12.13	3.7	$—
Vested and expected to vest as of March 31, 2025	9,875,884	$12.04	4.0	$—
The aggregate intrinsic value in the table above represents the difference between the fair value of Class A common stock and the exercise price of outstanding, in-the-money stock options at March 31, 2025.
As of March 31, 2025, the total unrecognized stock-based compensation expense related to stock options outstanding was $2.6 million, which will be recognized over a weighted-average period of 1.2 years. There were no options granted during the three months ended March 31, 2025.

Stock Award Activity
Stock award activity, which includes RSUs, PSUs and restricted stock awards (RSAs), for the three months ended March 31, 2025 is presented below:

	Outstanding RSUs, RSAs and PSUs	Weighted-average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2024	13,672,689	$6.21	1.3	$45,936
Awarded	441,136	3.43
Released	(538,187)	10.41
Canceled	(520,759)	8.67
Balance as of March 31, 2025	13,054,879	5.83	1.1	27,479
Vested and expected to vest as of March 31, 2025	12,008,901	$5.79	1.1	$25,339
As of March 31, 2025, the total unrecognized stock-based compensation expense related to stock awards, was $37.8 million, which will be recognized over a weighted-average period of 1.8 years.
Stock-based Compensation Expense
Stock-based compensation expense recognized in connection with stock options, RSUs, RSAs, PSUs and the Employee Stock Purchase Plan (ESPP) during each of the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of net revenue	$86	$152
Product development	4,318	5,974
Sales, marketing and support	1,729	2,433
General and administrative	4,028	5,403
Total	$10,161	$13,962
The Company capitalized $0.2 million and $0.6 million of stock-based compensation expense related to capitalized software costs during the three months ended March 31, 2025 and 2024, respectively.
18. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Net loss	$(6,611)	$(4,490)
Weighted-average shares used in computing earnings per share, basic and diluted	94,745	99,109
Net loss per share, basic and diluted	$(0.07)	$(0.05)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect (in thousands):

	March 31, 2025	March 31, 2024
Shares related to Convertible Notes	10,011	19,538
Stock options to purchase common stock	9,894	12,295
Restricted stock units	12,813	11,641
ESPP	153	138
Total shares of potentially dilutive securities	32,871	43,612
For the 2025 Notes and 2026 Notes, the conversion spread of 2.4 million shares and 7.6 million shares, respectively, will have a dilutive impact on diluted net income per share of Class A common stock when the average market price of the Company’s Class A common stock for a given period exceeds the conversion price of $12.60 per share for the 2025 Notes and $27.89 per share for the 2026 Notes.
19. Income Taxes
The Company recorded an income tax expense of $0.8 million for the three months ended March 31, 2025, compared to $0.3 million for the three months ended March 31, 2024. The increase in income tax expense was primarily attributable to the insignificant non-routine tax expenses recorded in the prior year and changes in the mix of taxable earnings.
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
20. Geographic Information
The following table presents the Company's total net revenue by geography based on the currency of the underlying transaction (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$54,619	$63,283
International	19,214	22,969
Total net revenue	$73,833	$86,252
No individual country included in international net revenue represents more than 10% of the total consolidated net revenue for any of the periods presented.
Substantially all of the Company's long-lived assets are located in the United States.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (2024 Form 10-K) filed with the United States Securities and Exchange Commission (SEC) on February 27, 2025. In addition to historical condensed consolidated financial information, the following discussion and analysis contains forward-looking statements that are based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our 2024 Form 10-K and this Quarterly Report on Form 10-Q. References herein to "Eventbrite," the "Company," "we," "us" or "our" refer to Eventbrite, Inc. and its subsidiaries, unless the context requires otherwise.
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
Paid Ticket Volume
Paid ticket volume is measured by the number of tickets sold on our platform that generate ticket fees, referred to as paid ticket volume. We consider paid ticket volume an important indicator of the underlying health of the business. The table below sets forth the paid ticket volume for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Paid ticket volume	19,585	21,216
Our paid ticket volume for events in the United States and outside of the United States was 61% and 39% in the three months ended March 31, 2025, compared to 60% and 40% in the three months ended March 31, 2024.
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

The following table presents our Adjusted EBITDA for the periods indicated and a reconciliation of our Adjusted EBITDA to the most comparable GAAP measure, net loss, for each of the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net loss (1)	$(6,611)	$(4,490)
Add:
Depreciation and amortization	4,022	3,594
Stock-based compensation	10,161	13,962
Interest income	(3,754)	(7,407)
Interest expense	1,080	2,800
Employer taxes related to employee equity transactions	114	427
Other (income) expense, net	(1,207)	1,253
Income tax provision	768	274
Adjusted EBITDA	$4,573	$10,413
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

Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of net revenue for the periods presented (in thousands):

Condensed Consolidated Statements of Operations	Three Months Ended March 31,
	2025	2024
Net revenue	$73,833	$86,252
Cost of net revenue	24,406	25,032
Gross profit	49,427	61,220
Operating expenses:
Product development	20,937	26,684
Sales, marketing and support	21,523	20,869
General and administrative	16,691	21,237
Total operating expenses	59,151	68,790
Loss from operations	(9,724)	(7,570)
Interest income	3,754	7,407
Interest expense	(1,080)	(2,800)
Other income (expense), net	1,207	(1,253)
Loss before income taxes	(5,843)	(4,216)
Income tax provision	768	274
Net loss	$(6,611)	$(4,490)

Condensed Consolidated Statements of Operations, as a percentage of net revenue	Three Months Ended March 31,
	2025	2024
Net revenue	100%	100%
Cost of net revenue	33%	29%
Gross profit	67%	71%
Operating expenses:
Product development	28%	31%
Sales, marketing and support	29%	24%
General and administrative	23%	25%
Total operating expenses	80%	80%
Loss from operations	(13)%	(9)%
Interest income	5%	9%
Interest expense	(1)%	(3)%
Other income (expense), net	2%	(1)%
Loss before income taxes	(8)%	(5)%
Income tax provision	1%	—%
Net loss	(9)%	(5)%

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

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands except percentages)
Total net revenue	$73,833	$86,252	$(12,419)	(14)%
Net revenue decreased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to a decrease in ticketing revenue due to a lower paid ticket volume, and a reduction in revenue from organizer fees. Revenue for the three months ended March 31, 2025 reflects changes to organizer fees, including the discontinuation of the Flex plan and a reduction to Pro plan pricing.
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

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands except percentages)
Cost of net revenue	$24,406	$25,032	$(626)	(3)%
Percentage of total net revenue	33%	29%
Gross margin	67%	71%
Cost of net revenue decreased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to reduced processing fees and lower personnel costs.
Gross margin decreased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to changes to organizer fees in September 2024, including the discontinuation of the higher-margin Flex plan and reduced pricing for the Pro plan.
Operating Expenses
Operating expenses consist of product development, sales, marketing and support and general and administrative expenses. The most significant recurring cost across these categories is personnel-related expenses, including stock-based compensation.
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

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands except percentages)
Product development	$20,937	$26,684	$(5,747)	(22)%
Percentage of total net revenue	28%	31%
Product development expenses decreased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to reduced personnel costs, including stock-based compensation.
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

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands except percentages)
Sales, marketing and support	$21,523	$20,869	$654	3%
Percentage of total net revenue	29%	24%
Sales, marketing and support expenses increased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to an increase in personnel costs as we expanded our sales organization.
 General and administrative
General and administrative expenses consist of personnel costs, including stock-based compensation, and professional fees for finance, accounting, legal, risk, human resources and other corporate functions. Our general and administrative expenses also include accruals for sales and business taxes, as well as reserves and impairment charges related to creator upfront payments. Over the long-term, we anticipate general and administrative expenses to decline as a percentage of net revenue as we grow and scale our business.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands except percentages)
General and administrative	$16,691	$21,237	$(4,546)	(21)%
Percentage of total net revenue	23%	25%
General and administrative expenses decreased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to decreased personnel costs, including stock-based compensation, and lower professional services spend.

Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents, marketable securities and amounts held on behalf of customers.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands except percentages)
Interest income	$3,754	$7,407	$(3,653)	(49)%
Percentage of total net revenue	5%	9%
Interest income decreased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to lower interest rates and a lower balance of short-term investments in U.S. Treasury bills.
Interest Expense
Interest expense consists primarily of cash interest expense, amortization of debt discount, and issuance costs on our Convertible Notes.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands except percentages)
Interest expense	$1,080	$2,800	$(1,720)	(61)%
Percentage of total net revenue	1%	3%
Interest expense decreased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, due to the repurchase of $120 million aggregate principal amount of the 2025 Notes in August 2024.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign exchange rate remeasurement gains and losses recorded from consolidating our subsidiaries each period-end.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands except percentages)
Other income (expense), net	$1,207	$(1,253)	$2,460	196%
Percentage of total net revenue	2%	(1)%
Other income increased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, driven by foreign currency rate measurement fluctuations.
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

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands except percentages)
Income tax provision	$768	$274	$494	180%
Percentage of total net revenue	1%	—%

The increase in provision for income taxes for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily attributable to non-routine tax expenses recorded in the prior year and changes in taxable earnings mix.

Liquidity and Capital Resources
As of March 31, 2025, we had cash and cash equivalents of $502.9 million, funds receivable of $36.3 million, and restricted cash of $48.0 million. Our cash and cash equivalents include bank deposits and money market funds held by financial institutions. Our funds receivable represents cash-in-transit from credit card processors that is received to our bank accounts within five business days of the underlying ticket transaction. In 2024, we established a letter of credit in order to manage and mitigate potential risks related to refunds and chargebacks. This cash is classified as restricted cash on the consolidated balance sheets. As of March 31, 2025, approximately 23% of our cash was held outside of the United States. We do not expect to incur significant taxes related to these amounts. The cash was held primarily to fund our foreign operations and on behalf of, and to be remitted to, creators. Collectively, our cash and cash equivalents balances represent a mix of cash that belongs to us and cash that is due to creators.
The amounts due to creators, which were $352.4 million as of March 31, 2025, are captioned on our condensed consolidated balance sheets as accounts payable, creators. These ticketing proceeds are legally unrestricted. For qualified creators, we pass ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, we refer to these payments as advance payouts. When we provide advance payouts, we assume risk that the event may be canceled, fraudulent or materially not as described, resulting in significant chargebacks and refund requests. The terms of our standard merchant agreement obligate creators to repay us for ticket sales advanced under such circumstances. If the creator is insolvent, has spent the proceeds of the ticket sales for event-related costs, has canceled the event, or has engaged in fraudulent activity, we may not be able to recover our advance payout losses from these events. Such unrecoverable amounts could equal up to the value of the ticket sales or amounts settled to the creator prior to the event that has been postponed or canceled or is otherwise disputed. We record estimates for losses related to chargebacks and refunds based on various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, macroeconomic conditions, and actual chargeback and refund activity trends. Due to the nature of macroeconomic events, including but not limited to shifts in consumer behavior, inflation, increased labor costs, and increased interest rates, there is uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our recorded reserves in the future to reflect our best estimates of future outcomes, and we may pay in cash a portion of, all of, or a greater amount than the $10.5 million provision recorded as of March 31, 2025.
In June 2020, we issued the 2025 Notes, and in March 2021, we issued the 2026 Notes. The 2025 Notes mature and are due for repayment on December 1, 2025, and the 2026 Notes mature on September 15, 2026. Under certain circumstances, holders may surrender their notes of a series for conversion prior to the applicable maturity date. Upon conversion, the notes may be settled in cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at our election. During the third quarter of 2024, we entered into separate, privately negotiated repurchases, pursuant to which we repurchased $120 million aggregate principal amount of the 2025 Notes.
In March 2024, we announced that our board of directors approved a share repurchase program with authorization to purchase up to $100.0 million of the Company’s Class A common stock, which does not obligate us to repurchase any specific number of shares, has no time limit, and may be modified, suspended or discontinued at any time at our discretion. Through March 31, 2025, we repurchased 10,201,720 shares of our Class A common stock for an aggregate amount of $50.0 million. As of March 31, 2025, approximately $50.0 million remained available and authorized for future repurchases.
We believe that our existing cash, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect.

Cash Flows
Our cash flow activities were as follows for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$59,426	$68,553
Investing activities	24,270	39,347
Financing activities	(615)	(14,622)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,299	(2,538)
Net increase in cash, cash equivalents and restricted cash	$86,380	$90,740

Comparison of Three Months Ended March 31, 2025 and 2024
Cash Flows from Operating Activities
The net cash provided by operating activities of $59.4 million for the three months ended March 31, 2025 was primarily due to our net loss of $6.6 million, adjusted for non-cash charges of $19.7 million primarily driven by stock-based compensation expense, and changes in our operating assets and liabilities that provided $46.3 million in cash, primarily driven by timing of accounts payable to creators.
The net cash provided by operating activities of $68.6 million for the three months ended March 31, 2024 was primarily due to our net loss of $4.5 million, adjusted for non-cash charges of $23.4 million primarily driven by stock-based compensation expense and changes to our operating assets and liabilities that provided $49.7 million in cash, primarily driven by timing of accounts payable to creators and funds receivable.
Cash Flows from Investing Activities
Net cash provided by investing activities of $24.3 million for the three months ended March 31, 2025 primarily consisted of $25.0 million maturity of short-term investments.
Net cash provided by investing activities of $39.3 million for the three months ended March 31, 2024 primarily consisted of $126.0 million maturity of short-term investments, offset by a $84.1 million in purchases of short-term investments.
Cash Flows from Financing Activities
Net cash used in financing activities of $0.6 million during the three months ended March 31, 2025 was primarily due to $0.6 million in taxes paid related to net share settlement of equity awards.
Net cash used in financing activities of $14.6 million during the three months ended March 31, 2024 was primarily due to $12.0 million repurchase of our Class A common stock and $2.6 million in taxes paid related to net share settlement of equity awards.
Effect of exchange rate changes on cash, cash equivalents and restricted cash
The effect of exchange rate changes on cash, cash equivalents and restricted cash on our condensed consolidated statements of cash flows relates to certain of our assets, primarily cash balances held on behalf of creators that are denominated in currencies other than the functional currency. These cash assets held for creators are directly offset by a corresponding liability to creators. During the three months ended March 31, 2025 and 2024 we recorded an increase of $3.3 million and a decrease of $2.5 million, respectively, in cash, cash equivalents and restricted cash, primarily due to the weakening of the U.S. dollar in 2025 and the strengthening of the U.S. dollar in 2024. The impact of the effect of exchange rate changes are primarily attributed to creator cash balances, which can serve as a natural hedge for the effect of exchange rates on accounts payable, creators presented within operating activities.

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
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements and did not have any such arrangements as of March 31, 2025.
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
Our significant accounting policies are discussed in the "Notes to Consolidated Financial Statements, Note 2 "Significant Accounting Policies" in the 2024 Form 10-K. There have been no significant changes to these policies that have had a material impact on our unaudited condensed consolidated financial statements and related notes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We are exposed to market risk for changes in interest rates related primarily to balances of our financial instruments including cash and cash equivalents and short-term investments. As of March 31, 2025, we had cash and cash equivalents of $502.9 million. The primary objective of our investment approach is to preserve capital principal and provide liquidity. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. A 10% change in the level of market interest rates would not have a material effect on our business, financial conditions or results of operations. In addition, our Convertible Notes are subject to fixed annual interest charges. These Convertible Notes therefore are not exposed to financial or economic risk associated with changes in interest rates. However, the fair value of these Convertible Notes may fluctuate when interest rates change or can be affected when the market price of our Class A common stock fluctuates. We carry the Convertible Notes at face value less unamortized issuance cost on our balance sheet, and we present the fair value for required disclosure purposes only.
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
Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required for disclosure in reports filed or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to Company management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in Part I, Item 1A, of our 2024 Form 10-K, except for the following risk factors which supplement the risk factors previously disclosed and should be considered in conjunction with the risk factors set forth in the 2024 Form 10-K. You should carefully consider the risks and uncertainties described in the 2024 Form 10-K, together with all of the other information in the 2024 Form 10-K and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, and other documents that we file with the U.S. Securities and Exchange Commission. The risks and uncertainties described in the 2024 10-K and this Quarterly Report on Form 10-Q may not be the only ones we face. If any of the risks actually occur, our business, results of operations, financial condition and prospects could be harmed. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
There were no sales of unregistered equity securities during the three months ended March 31, 2025.
Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities during the three months ended March 31, 2025:
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
Director and Officer 10b5-1 Trading Plans (10b5-1 Plans)
There were no written trading arrangements under Rule 10b5-1 that were adopted, terminated or modified by our directors or officers during the three months ended March 31, 2025.
There were no "non-Rule 10b5-1 trading arrangements," as defined in item 408(c) of Regulation S-K, adopted, terminated or modified by our directors or officers during the three months ended March 31, 2025.

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

Eventbrite, Inc.

May 8, 2025	By:	/s/ Julia Hartz
Julia Hartz
Chief Executive Officer
(Principal Executive Officer)

May 8, 2025	By:	/s/ Anand Gandhi
Anand Gandhi
Chief Financial Officer
(Principal Accounting and Financial Officer)