Form 10-Q
period 2025-06-30
Eventbrite, Inc.
filed 2025-08-07
CIK 1475115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2025, 80,853,054 shares of Registrant's Class A common stock and 15,647,029 shares of Registrant's Class B common stock were outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

EVENTBRITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts and share data) (Unaudited)
	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$490,504	$416,531
Funds receivable	25,006	37,629
Short-term investments, at amortized cost	—	24,959
Accounts receivable, net	716	2,187
Creator signing fees, net	2,452	3,954
Creator advances, net	6,810	3,380
Restricted cash	48,000	48,000
Prepaid expenses and other current assets	16,735	15,856
Total current assets	590,223	552,496
Creator signing fees, net, noncurrent	4,057	3,575
Property and equipment, net	10,356	12,640
Operating lease right-of-use assets	664	823
Goodwill	174,388	174,388
Acquired intangible assets, net	1,264	5,014
Other assets	3,113	3,365
Total assets	$784,065	$752,301
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, creators	$322,045	$300,174
Accounts payable, trade	749	1,407
Chargebacks and refunds reserve	10,573	10,315
Accrued compensation and benefits	9,314	4,825
Accrued taxes	4,475	5,932
Current portion of long-term debt	29,895	29,781
Operating lease liabilities	1,494	2,071
Other accrued liabilities	11,734	11,868
Total current liabilities	390,279	366,373
Accrued taxes, noncurrent	5,016	4,278
Operating lease liabilities, noncurrent	9	377
Long-term debt	211,455	210,938
Other liabilities	109	106
Total liabilities	606,868	582,072
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized; 96,247,958 shares issued and outstanding as of June 30, 2025; 94,282,883 shares issued and outstanding as of December 31, 2024	1	1
Treasury stock, at cost; 10,201,720 shares of common stock as of June 30, 2025 and December 31, 2024	(50,286)	(50,159)
Additional paid-in capital	1,067,205	1,051,392
Accumulated deficit	(839,723)	(831,005)
Total stockholders’ equity	177,197	170,229
Total liabilities and stockholders’ equity	$784,065	$752,301

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$72,758	$84,551	$146,591	$170,803
Cost of net revenue	23,651	24,611	48,057	49,643
Gross profit	49,107	59,940	98,534	121,160
Operating expenses
Product development	18,161	26,057	39,098	52,741
Sales, marketing and support	20,399	24,521	41,922	45,390
General and administrative	16,887	15,816	33,578	37,053
Total operating expenses	55,447	66,394	114,598	135,184
Loss from operations	(6,340)	(6,454)	(16,064)	(14,024)
Interest income	3,961	7,382	7,715	14,789
Interest expense	(1,094)	(2,806)	(2,174)	(5,606)
Other income (expense), net	2,211	3,725	3,418	2,472
Income (loss) before income taxes	(1,262)	1,847	(7,105)	(2,369)
Income tax provision	845	784	1,613	1,058
Net income (loss)	$(2,107)	$1,063	$(8,718)	$(3,427)
Net income (loss) per share
Basic	$(0.02)	$0.01	$(0.09)	$(0.04)
Diluted	$(0.02)	$0.01	$(0.09)	$(0.04)
Weighted-average number of shares outstanding used to compute net income (loss) per share
Basic	96,114	96,142	95,442	95,557
Diluted	96,114	96,290	95,442	95,557

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	78,635,854	$1	15,647,029	$—	10,201,720	$(50,159)	$1,051,392	$(831,005)	$170,229
Issuance of restricted stock awards	16,215	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	521,972	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(186,975)	—	—	—	—	—	(615)	—	(615)
Excise tax on repurchases of common stock	—	—	—	—	—	(127)	—	—	(127)
Stock-based compensation	—	—	—	—	—	—	10,378	—	10,378
Net loss	—	—	—	—	—	—	—	(6,611)	(6,611)
Balance at March 31, 2025	78,987,066	$1	15,647,029	$—	10,201,720	$(50,286)	$1,061,155	$(837,616)	$173,254
Issuance of restricted stock awards	25,282	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	2,324,482	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(817,899)	—	—	—	—	—	(1,822)	—	(1,822)
Issuance of common stock for 2018 Employee Stock Purchase Plan (ESPP) Purchase	81,998	—	—	—	—	—	164	—	164
Stock-based compensation	—	—	—	—	—	—	7,708	—	7,708
Net loss	—	—	—	—	—	—	—	(2,107)	(2,107)
Balance at June 30, 2025	80,600,929	$1	15,647,029	$—	10,201,720	$(50,286)	$1,067,205	$(839,723)	$177,197

	Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	85,614,983	$1	15,661,433	$—	—	$—	$1,007,190	$(815,434)	$191,757
Issuance of restricted stock awards	9,665	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	887,751	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(305,537)	—	—	—	—	—	(2,612)	—	(2,612)
Repurchase of common stock (1)	(2,652,174)	—	—	—	2,652,174	(15,055)	—	—	(15,055)
Stock-based compensation	—	—	—	—	—	—	14,523	—	14,523
Net loss	—	—	—	—	—	—	—	(4,490)	(4,490)
Balance at March 31, 2024	83,554,688	$1	15,661,433	$—	2,652,174	$(15,055)	$1,019,101	$(819,924)	$184,123
Issuance of restricted stock awards	11,754	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	1,836,278	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(604,997)	—	—	—	—	—	(3,164)	—	(3,164)
Issuance of common stock for ESPP Purchase	107,266	—	—	—	—	—	454	—	454
Repurchase of common stock (1)	(4,135,795)	—	—	—	4,135,795	(22,129)	—	—	(22,129)
Stock-based compensation	—	—	—	—	—	—	15,814	—	15,814
Net income	—	—	—	—	—	—	—	1,063	1,063
Balance at June 30, 2024	80,769,194	$1	15,661,433	$—	6,787,969	$(37,184)	$1,032,205	$(818,861)	$176,161

(1) includes a 1% excise tax on repurchases of common stock.

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, Unaudited)
	Six Months Ended June 30,
	2025	2024(1)
Cash flows from operating activities
Net loss	$(8,718)	$(3,427)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,257	7,242
Stock-based compensation expense	17,703	29,239
Amortization of debt discount and issuance costs	631	1,057
Unrealized (gain) loss on foreign currency exchange	(3,921)	1,288
Accretion on short-term investments	(41)	(2,769)
Non-cash operating lease expenses	318	273
Amortization of creator signing fees	1,006	401
Changes related to creator advances, creator signing fees, and allowance for credit losses	609	(2,920)
Provision for chargebacks and refunds	9,597	14,559
Gain on litigation settlement	—	(3,927)
Other	857	623
Changes in operating assets and liabilities
Accounts receivable	878	(2,866)
Funds receivable	13,448	19,653
Creator signing fees and creator advances	(3,433)	(3,922)
Prepaid expenses and other assets	(627)	1,291
Accounts payable, creators	13,933	12,852
Accounts payable	(658)	(366)
Chargebacks and refunds reserve	(9,354)	(14,415)
Accrued compensation and benefits	4,489	(8,988)
Accrued taxes	(1,690)	(3,840)
Operating lease liabilities	(1,104)	(991)
Other accrued liabilities	(284)	(3,773)
Net cash provided by operating activities	41,896	36,274
Cash flows from investing activities
Purchases of short-term investments	—	(112,185)
Maturities of short-term investments	25,000	212,002
Purchases of property and equipment	(61)	(403)
Capitalized internal-use software development costs	(1,795)	(4,818)
Net cash provided by investing activities	23,144	94,596
Cash flows from financing activities
Repurchase of common stock	—	(36,508)
Taxes paid related to net share settlement of equity awards	(2,437)	(5,776)
Proceeds from issuance of common stock under ESPP	164	454
Net cash used in financing activities	(2,273)	(41,830)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11,206	(2,741)
Net increase in cash, cash equivalents and restricted cash	73,973	86,299
Cash, cash equivalents and restricted cash
Beginning of period	464,531	489,200
End of period	$538,504	$575,499

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, Unaudited)
	Six Months Ended June 30,
	2025	2024(1)
Supplemental cash flow data
Interest paid	$1,548	$4,548
Income taxes paid, net of refunds	$626	$994
Non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$103	$1,011
Other accrued liability recorded for common stock repurchases	$—	$536

(1)The condensed consolidated statement of cash flows for the six months ended June 30, 2024 has been revised. For further details refer to “Note 1. Overview and Basis of Presentation.”

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
The CODM assesses performance and decides how to allocate resources based on the Company's consolidated net income (loss), gross profit, and gross margin. The CODM uses these metrics to monitor forecast versus actual results, which is used in assessing performance of the Company’s single segment and in establishing compensation, whether to reinvest profits, and other factors evaluated by the CODM. The consolidated statements of operations are presented to the CODM without further disaggregation. Significant segment expenses also include depreciation, amortization and stock-based compensation expense, which are disclosed within the consolidated statements of cash flows. The measure of segment assets is reported on the balance sheet as total consolidated assets. The Company does not have any significant intra-entity sales or transfers.
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

Advertising Revenue
Advertising revenue represents services that enable creators to promote featured content on the Eventbrite platform or mobile application. The Company considers that it satisfies its performance obligation as it provides the services to customers and recognizes revenue as advertising impressions are displayed to consumers. Advertising revenue is presented net of estimated uncollectible amounts.
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
In September 2024, the Company discontinued the Flex plan and returned to a model that enables creators to publish their events at no cost on the Eventbrite marketplace. Creators continue to have the option to subscribe to the Pro plan, available on an annual or monthly basis, which offers enhanced event marketing capabilities. The Company considers that it satisfies its performance obligation as it provides the subscribed services under the Pro plan and recognizes revenue ratably over the subscription period. Organizer fees are nonrefundable.
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
Cash and cash equivalents balances include the face value of tickets sold on behalf of creators and their share of service charges, which are to be remitted to the creators. Such balances were $299.3 million and $266.0 million as of June 30, 2025 and December 31, 2024, respectively. These ticketing proceeds are legally unrestricted.
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

	June 30, 2025	December 31, 2024	June 30, 2024
Cash and cash equivalents	$490,504	$416,531	$575,499
Restricted cash	48,000	48,000	—
Total cash, cash equivalents and restricted cash	$538,504	$464,531	$575,499
4. Short-term Investments
The Company previously invested certain of its excess cash in short-term debt instruments, which consisted of U.S. Treasury bills with original maturities of less than one year. These short-term investments were classified as held-to-maturity and were recorded and held at amortized cost. As of June 30, 2025, the Company does not hold any short-term investments. No fair value impairment was recognized during the six months ended June 30, 2025 or year ended December 31, 2024.
The following tables summarize the Company's financial instruments that were measured at fair value on a non-recurring basis (in thousands):

		June 30, 2025
Description	Classification	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holdings losses	Aggregate fair value
Savings deposits	Cash equivalents	$54,707	$—	$—	$54,707
		$54,707	$—	$—	$54,707

		December 31, 2024
Description	Classification	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holdings losses	Aggregate fair value
Savings deposits	Cash equivalents	$28,601	$—	$—	$28,601
US Treasury securities	Short-term investments	24,959	7	—	24,966
		$53,560	$7	$—	$53,567

5. Funds Receivable
Funds receivable represents cash-in-transit from third-party payment processors that is received by the Company within approximately five business days from the date of the underlying ticketing transaction. For periods ending on a weekend or a bank holiday, the funds receivable balance will typically be higher than for periods ending on a weekday, as the Company settles payment processing activity on business days. The funds receivable balance includes the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such amounts were $22.7 million and $34.2 million as of June 30, 2025 and December 31, 2024, respectively.
6. Accounts Receivable, Net
Accounts receivable, net is comprised of invoiced amounts to customers who use a third-party facilitated payment processor (FPP) or our advertising services. Bad debt expense was immaterial in all of the periods presented in the condensed consolidated financial statements. The following table summarizes the Company’s accounts receivable balance (in thousands):

	June 30, 2025	December 31, 2024
Accounts receivable, customers	$1,715	$3,111
Allowance for credit losses	(999)	(924)
Accounts receivable, net	$716	$2,187
7. Creator Signing Fees, Net
Creator signing fees are incentives that are offered and paid by the Company to secure exclusive ticketing and payment processing rights with certain creators. Creator signing fees are presented net of reserves on the condensed consolidated balance sheet.
The balance of creator signing fees, net is being amortized on a straight-line basis over a weighted-average remaining contract life of 3.3 years and 2.6 years as of June 30, 2025 and 2024, respectively. The following table summarizes the activity in creator signing fees for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$7,760	$1,933	$7,529	$1,937
Creator signing fees paid	283	630	1,966	851
Amortization of creator signing fees	(534)	(207)	(1,006)	(401)
Write-offs and other adjustments	(1,000)	2,798	(1,980)	2,767
Balance, end of period	$6,509	$5,154	$6,509	$5,154
Creator signing fees are classified as follows on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	June 30, 2025	December 31, 2024	June 30, 2024
Creator signing fees, net	$2,452	$3,954	$3,601
Creator signing fees, net noncurrent	4,057	3,575	1,553
Total creator signing fees	$6,509	$7,529	$5,154

8. Creator Advances, Net
Creator advances are incentives that are offered by the Company which provide the creator with funds in advance of the event. These are subsequently recouped by withholding amounts due to the Company from the sale of tickets. Creator advances are presented net of reserves on the condensed consolidated balance sheet.
The following table summarizes the activity in creator advances for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$5,728	$5,626	$3,380	$2,804
Creator advances paid	1,806	687	4,651	3,674
Creator advances recouped	(757)	(432)	(1,221)	(605)
Write-offs and other adjustments	33	971	—	979
Balance, end of period	$6,810	$6,852	$6,810	$6,852
9. Accounts Payable, Creators
Accounts payable, creators consists of unremitted ticket sale proceeds, net of the Company service fees and applicable taxes. Amounts are generally remitted to creators within five business days subsequent to the completion of the related event.
For qualified creators, the Company passes ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, the Company refers to these payments as advance payouts. When an advance payout is made, the Company reduces its cash and cash equivalents with a corresponding decrease to its accounts payable, creators. The advance payouts balance at the end of the period may fluctuate due to the timing of events and the creator's payout schedule. As of June 30, 2025 and December 31, 2024, advance payouts outstanding was $126.6 million and $101.2 million, respectively.
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
Reserves are recorded based on the Company's assessment of various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, macroeconomic conditions, and actual chargeback and refund activity trends. As of June 30, 2025, and December 31, 2024, the chargebacks and refunds reserve was $10.6 million and $10.3 million, respectively. These amounts include reserve balances for estimated advance payout losses of $4.7 million and $5.2 million, respectively.
The Company will adjust reserves in the future to reflect best estimates of future outcomes. The Company cannot predict the outcome of or estimate the possible recovery or range of recovery from these matters. It is possible that the reserve amount will not be sufficient and the Company's actual losses could be materially different from its current estimates.

11. Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	June 30, 2025	December 31, 2024
Capitalized internal-use software development costs	$72,162	$70,210
Furniture and fixtures	179	179
Computers and computer equipment	3,802	3,820
Leasehold improvements	924	924
Property and equipment	77,067	75,133
Less: Accumulated depreciation and amortization	(66,711)	(62,493)
Property and equipment, net	$10,356	$12,640
The Company recorded the following amounts related to depreciation of fixed assets and capitalized internal-use software development costs during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense	$138	$189	$274	$395
Amortization of capitalized internal-use software development costs	2,212	1,369	4,233	2,665
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
The components of operating lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$163	$140	$318	$273
Sublease income	(21)	—	(63)	—
Total operating lease costs, net	$142	$140	$255	$273
As of June 30, 2025, the Company's operating leases had a weighted-average remaining lease term of 0.8 years and a weighted-average discount rate of 4.6%. As of June 30, 2024, the Company's operating leases had a weighted-average remaining lease term of 1.8 years and a weighted-average discount rate of 4.6%.

As of June 30, 2025, maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
The remainder of 2025	$1,123
2026	400
Total future operating lease payments	1,523
Less: Imputed interest	(20)
Total operating lease liabilities	$1,503

Operating lease liabilities, current	$1,494
Operating lease liabilities, noncurrent	9
Total operating lease liabilities	$1,503
13. Goodwill and Acquired Intangible Assets, Net
The carrying amount of the Company's goodwill was $174.4 million as of June 30, 2025 and December 31, 2024. The Company tests goodwill for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. The Company did not record any goodwill impairment during the three and six months ended June 30, 2025 and 2024.
Acquired intangible assets consisted of the following (in thousands):

	June 30, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Developed technology	$22,396	$(22,396)	$—	$22,396	$(22,396)	$—
Customer relationships	74,884	(73,620)	1,264	74,884	(69,870)	5,014
Tradenames	1,350	(1,350)	—	1,350	(1,350)	—
Acquired intangible assets, net	$98,630	$(97,366)	$1,264	$98,630	$(93,616)	$5,014
The following table set forth the amortization expense recorded related to acquired intangible assets during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of net revenue	$—	$206	$—	$411
Sales, marketing and support	1,885	1,885	3,750	3,771
Total amortization of acquired intangible assets	$1,885	$2,091	$3,750	$4,182
As of June 30, 2025, the Company expects the total future amortization expense of acquired intangible assets for the remainder of 2025 to be $1.3 million.
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
15. Long-Term Debt
As of June 30, 2025 and December 31, 2024, the Company’s long-term debt consisted of the following (in thousands):

	June 30, 2025			December 31, 2024
	2026 Notes	2025 Notes	Total	2026 Notes	2025 Notes	Total
Outstanding principal balance	$212,750	$30,000	$242,750	$212,750	$30,000	$242,750
Less: Debt issuance costs	(1,295)	(105)	(1,400)	(1,812)	(219)	(2,031)
Carrying amount, long-term debt	$211,455	$29,895	$241,350	$210,938	$29,781	$240,719
The following tables set forth the total interest expense recognized related to the Convertible Notes for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash interest expense	$774	$2,274	$1,544	$4,548
Amortization of debt issuance costs	320	531	631	1,057
Total interest expense	$1,094	$2,805	$2,175	$5,605

The following table summarizes the Company's contractual obligation to settle commitments related to the Convertible Notes as of June 30, 2025 (in thousands):

	Payments due by Year
	Total	2025	2026
2026 Notes	$212,750	$—	$212,750
Interest obligations on 2026 Notes (1)	2,394	798	1,596
2025 Notes	30,000	30,000	—
Interest obligations on 2025 Notes (1)	750	750	—
(1) The 2026 Notes and 2025 Notes bear interest at a fixed rate of 0.750% and 5.000% per year, respectively.
2026 and 2025 Notes
The effective interest rate of the 2026 Notes is 1.3%. The Company recorded cash interest of $0.8 million and amortization of debt issuance costs of $0.5 million related to the 2026 Notes during each of the six months ended June 30, 2025 and June 30, 2024.
The effective interest rate of the 2025 Notes is 5.8%. The Company recorded cash interest of $0.7 million and $3.8 million, and amortization of debt issuance costs of $0.1 million and $0.5 million related to the 2025 Notes during the six months ended June 30, 2025 and June 30, 2024, respectively.
The fair value of the 2026 Notes and 2025 Notes, which the Company has classified as Level 2 instruments, was $191.8 million and $29.6 million respectively, as of June 30, 2025. The fair value of the Convertible Notes is determined using observable market prices on the last business day of the period.
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
Gains and losses on extinguishment are included within other income (expense), net on the Company's condensed consolidated statements of operations and included as an adjustment to reconcile net loss to net cash provided by (used in) operating activities in our condensed consolidated statements of cash flows.
The Company had previously entered into capped call transactions with certain financial institutions in connection with the issuance of the 2025 Notes. All of these transactions remain in effect notwithstanding the Repurchases.
16. Commitments and Contingencies
The Company's principal commitments consist of obligations under the Convertible Notes (including principal and coupon interest); and operating leases for office space, as well as non-cancellable purchase commitments. See Note 15, "Long-Term Debt" for contractual obligations to settle commitments relating to the Convertible Notes and Note 12, "Leases" for operating leases for office space.
During the six months ended June 30, 2025, the Company has entered into purchase commitments totaling approximately $7.7 million over the next three years. These commitments primarily relate to business technology software essential for IT infrastructure, including identity management, data analytics, and cloud security services. These commitments are deemed to be in the ordinary course of business and are anticipated to be fulfilled through the Company’s ongoing operations.
Other than as described above, there were no material changes to the Company’s contractual obligations from those previously disclosed in the 2024 Form 10-K.
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
Contract Litigation
On May 11, 2020, SH Entretenimento S.A. (Sem Hora) filed a complaint in the 41st Civil Court of São Paulo against the Company and Eventbrite Brasil Gestao De Eventos Ltda., seeking indemnification for breach of contract. On December 18, 2023, a judge issued a verdict in Sem Hora’s favor and awarded Sem Hora (i) BRL3.8 million for breach of contract claims, (ii) BRL0.5 million as moral damages and (iii) compensation for lost profits. On March 18, 2024, the Company filed an appeal to reduce the moral damages and uphold the terms of the first decision, but its appeal was rejected by the São Paulo Court of Appeals on May 28, 2025. The Company plans to file an appeal before the Superior Court of Justice and the Supreme Court of Justice.
Management has estimated a range of possible loss for this matter between $0.5 million and $2.1 million. As no amount within this range is considered a better estimate, the Company has accrued the minimum estimated amount of $0.5 million as of June 30, 2025 in accrued liabilities on the condensed consolidated balance sheet. The ultimate resolution of this matter could result in a loss outside of the currently accrued amount. While the Company believes its accrual is appropriate based on currently available information, the estimated amount of loss could change as the litigation progresses, and any such change could be material to the Company’s financial condition and results of operations.

Tax Matters
The Company is currently under audit in certain jurisdictions with regard to indirect tax matters. The Company establishes reserves for indirect tax matters when it determines that a loss is probable and can be reasonably estimated. As of June 30, 2025, and December 31, 2024, the Company has recognized reserves of $0.4 million and $0.5 million, respectively, reflecting management’s best estimates of potential liabilities, inclusive of interest and penalties.
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
17. Stockholders' Equity
Common Stock Repurchase
On March 14, 2024, the Company announced that its board of directors approved a share repurchase program with authorization to purchase up to $100.0 million of the Company’s Class A common stock, which does not have an expiration date. As of June 30, 2025, approximately $50.0 million remained available and authorized for future repurchases. No shares were repurchased during the six months ended June 30, 2025. Shares repurchased under this program are reflected in treasury stock in the Company's condensed consolidated financial statements.
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
The 2018 Plan allows for the granting of options, stock appreciation rights, restricted stock awards (RSAs), restricted stock units (RSUs), unrestricted stock awards, performance-based restricted stock units (PSUs), dividend equivalent rights and cash-based awards. Every January 1, the number of shares of stock reserved and available for issuance under the 2018 Plan will cumulatively increase by five percent of the number of shares of Class A and Class B common stock outstanding on the immediately preceding December 31, or a lesser number of shares as approved by the board of directors.
As of June 30, 2025, there were 5,074,350 options issued and outstanding under the 2010 Plan and 4,611,234 options issued and outstanding under the 2018 Plan (collectively, the Plans). As of June 30, 2025, 8,070,910 shares of Class A common stock were available for grant under the 2018 Plan.
Stock options granted typically vest over a four-year period from the date of grant. Options awarded under the Plans are exercisable for up to ten years.

Stock Option Activity
Stock option activity for the six months ended June 30, 2025 is presented below:

	Outstanding options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2024	10,975,592	$12.28	3.8	$5
Canceled	(1,290,008)	13.53
Balance as of June 30, 2025	9,685,584	12.11	3.1	$—
Vested and exercisable as of June 30, 2025	9,380,124	12.16	3.0	$—
Vested and expected to vest as of June 30, 2025	9,675,223	$12.12	3.1	$—
The aggregate intrinsic value in the table above represents the difference between the fair value of Class A common stock and the exercise price of outstanding, in-the-money stock options at June 30, 2025.
As of June 30, 2025, the total unrecognized stock-based compensation expense related to stock options outstanding was $1.6 million, which will be recognized over a weighted-average period of 1.1 years. There were no options granted during the six months ended June 30, 2025.
Stock Award Activity
Stock award activity, which includes RSUs, PSUs and RSAs, for the six months ended June 30, 2025 is presented below:

	Outstanding RSUs, RSAs and PSUs	Weighted-average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2024	13,672,689	$6.21	1.3	$45,936
Awarded	9,087,001	2.28
Released	(2,906,711)	7.55
Canceled	(3,075,649)	5.61
Balance as of June 30, 2025	16,777,330	3.96	1.4	44,121
Vested and expected to vest as of June 30, 2025	15,602,533	$3.93	1.3	$41,035
As of June 30, 2025, the total unrecognized stock-based compensation expense related to stock awards, was $39.7 million, which will be recognized over a weighted-average period of 2.0 years.
Stock-based Compensation Expense
Stock-based compensation expense recognized in connection with stock options, RSUs, RSAs, PSUs and the ESPP during each of the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of net revenue	$82	$128	$167	$279
Product development	3,121	7,060	7,439	13,034
Sales, marketing and support	1,013	1,850	2,742	4,284
General and administrative	3,326	6,238	7,355	11,641
Total	$7,542	$15,276	$17,703	$29,238
The Company capitalized stock-based compensation expense related to capitalized software costs amounting to $0.2 million and $0.4 million during the three and six months ended June 30, 2025, respectively, compared to $0.5 million and $1.1 million in 2024, respectively.

18. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potentially dilutive securities outstanding for the period.
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(2,107)	$1,063	$(8,718)	$(3,427)
Weighted-average shares used in computing earnings per share, basic	96,114	96,142	95,442	95,557
Weighted-average shares used in computing earnings per share, diluted	96,114	96,290	95,442	95,557
Net income (loss) per share, basic and diluted	$(0.02)	$0.01	$(0.09)	$(0.04)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because including them would have had an anti-dilutive effect (in thousands):

	June 30, 2025	June 30, 2024
Shares related to 2025 and 2026 Notes	10,011	19,538
Stock options to purchase common stock	9,686	11,639
Restricted stock units	16,378	15,557
ESPP	83	182
Total shares of potentially dilutive securities	36,158	46,916
For the 2025 Notes and 2026 Notes, the Company calculated the potential dilutive effect under the if-converted method. The potential additional shares from the full conversion of the 2025 Notes and 2026 Notes are 2.4 million shares and 7.6 million shares, respectively. These shares are excluded from the diluted net income (loss) per share calculation because their effect would be anti-dilutive.
19. Income Taxes
The Company recorded an income tax expense of $0.8 million and $1.6 million for the three and six months ended June 30, 2025, compared to $0.8 million and $1.1 million for the three and six months ended June 30, 2024. The increase in income tax expense was primarily attributable to the insignificant non-routine tax expenses recorded in the prior year and changes in the mix of taxable earnings.
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
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA provides for significant U.S. tax law changes and modifications including making permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the OBBBA on its condensed consolidated financial statements.

20. Geographic Information
The following table presents the Company's total net revenue by geography based on the currency of the underlying transaction (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$51,874	$61,814	$106,493	$125,096
United Kingdom	7,761	8,120	14,961	16,437
International	13,123	14,617	25,137	29,270
Total net revenue	$72,758	$84,551	$146,591	$170,803
Excluding the United Kingdom, no other individual country within international net revenue exceeded 10% of total consolidated net revenue for any periods presented.
Substantially all of the Company's long-lived assets are located in the United States.
21. Related Party Transaction
On May 19, 2025, the Company entered into an agreement with Decagon AI, Inc., (Decagon), a customer support artificial intelligence (AI) platform. A-Star Partners Fund I, LP, a Delaware limited partnership, holds a minority stake in Decagon. A-Star Partners Fund I, LP is a fund managed by A-Star Partners, LLC, a venture capital firm in which Kevin Hartz is a managing member and owner. Mr. Hartz is the co-founder, former chief executive officer and former chair of the Company, and is married to Julia Hartz, the Company’s co-founder, chief executive officer and executive chair. The Company agreed to a one-year term with Decagon AI, Inc., for a fee of $0.3 million payable by the Company to Decagon.
Additionally, on May 30, 2025, the Company entered into an agreement with RegCheck, Inc. d/b/a Andera.ai, an audit AI platform. A-Star Partners Fund II, LP, a Delaware limited partnership, holds a minority stake in Andera.ai. A-Star Partners Fund II, LP is a fund managed by A-Star Partners, LLC, the venture capital firm in which Mr. Hartz is a managing member and owner. The Company entered into an agreement with Andera.ai which provides for payments by the Company to Andera.ai of approximately $0.3 million per year for a three year term.
These related party transactions have been reviewed and approved by the audit committee of the Company's board of directors.
22. Subsequent Events
The Company has evaluated events from June 30, 2025 through August 7, 2025, the date these financial statements were issued.
On July 28, 2025, the Company renewed a non-cancellable purchase commitment with a third-party provider totaling $55.0 million over a five year period. This agreement primarily relates to site hosting services. Management believes these commitments are in the ordinary course of business and will be fulfilled through ongoing operations.
On August 6, 2025, subsequent to the balance sheet date of June 30, 2025, the Company entered into a Credit Agreement by and among the Company, as borrower, certain subsidiaries of Eventbrite, Inc., as guarantors, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as administrative and collateral agent and Morgan Stanley Senior Funding, Inc., Silicon Valley Bank, a division of First-Citizens Bank & Trust Company and Axos Bank, as joint lead arrangers and bookrunners, which provided for a four-year, $60.0 million senior secured term loan facility, the full amount of which was borrowed by the Company. The proceeds of the term loan will be escrowed until specified amounts of the 2025 Notes and 2026 Notes are repaid or repurchased and an amount equal to the remaining portion of the notes is deposited as collateral for the benefit of the new lenders. Following the release from escrow, the proceeds may be used for general corporate purposes.
On August 6, 2025, subsequent to the balance sheet date of June 30, 2025, the Company entered into separate, privately negotiated repurchase agreements (collectively, the “2026 Repurchases”) with certain holders of the Company’s outstanding 2026 Notes, pursuant to which the Company agreed to repurchase $125.0 million aggregate principal amount of the 2026 Notes for an aggregate cash repurchase price of approximately $117.9 million, which includes accrued and unpaid interest on such 2026 Notes. The 2026 Repurchases are expected to settle on or about August 11, 2025, subject to customary closing conditions.

The Company had previously entered into capped call transactions with certain financial institutions in connection with the issuance of the 2026 Notes. All of these transactions are expected to remain in effect notwithstanding the 2026 Repurchases.

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
Paid Ticket Volume
Paid ticket volume is measured by the number of tickets sold on our platform that generate ticket fees, referred to as paid ticket volume. We consider paid ticket volume an important indicator of the underlying health of the business. The table below sets forth the paid ticket volume for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Paid ticket volume	19,684	21,243	39,270	42,459
In the three months ended June 30, 2025, our paid ticket volume was 59% for events in the United States and 41% internationally, compared to 60% and 40% respectively in the same period of 2024. For both the six months ended June 30, 2025 and 2024, the paid ticket volume for events in the United States was 60% and 40% internationally.

Adjusted EBITDA
Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes and in evaluating acquisition opportunities. We calculate Adjusted EBITDA as net income (loss) adjusted to exclude depreciation and amortization, stock-based compensation expense, interest income, interest expense, employer taxes related to employee equity transactions, other (income) expense, net, income tax provision, and significant and non-recurring legal matters, net of insurance recoveries. Adjusted EBITDA should not be considered as an alternative to net income (loss) or any other measure of financial performance calculated and presented in accordance with GAAP.
Beginning in the current fiscal quarter, we updated our definition of Adjusted EBITDA to include certain significant and non-recurring legal matters, net of insurance recoveries, that we consider to be non-recurring and not reflective of our ongoing operations. This change better aligns Adjusted EBITDA with how management evaluates our core operating performance. This change in definition is applied prospectively beginning with the three months ended June 30, 2025. Prior periods have not been recast, as there is no impact to any previously reported amounts.
The following table presents our Adjusted EBITDA for the periods indicated and a reconciliation of our Adjusted EBITDA to the most comparable GAAP measure, net income (loss), for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net income (loss)	$(2,107)	$1,063	$(8,718)	$(3,427)
Add:
Depreciation and amortization	4,235	3,649	8,257	7,243
Stock-based compensation	7,542	15,276	17,703	29,238
Interest income	(3,961)	(7,382)	(7,715)	(14,789)
Interest expense	1,094	2,806	2,174	5,606
Employer taxes related to employee equity transactions	257	365	371	792
Other (income) expense, net	(2,211)	(3,725)	(3,418)	(2,472)
Income tax provision	845	784	1,613	1,058
Significant and non-recurring legal matters	737	—	737	—
Adjusted EBITDA	$6,431	$12,836	$11,004	$23,249
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

Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of net revenue for the periods presented (in thousands):

Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$72,758	$84,551	$146,591	$170,803
Cost of net revenue	23,651	24,611	48,057	49,643
Gross profit	49,107	59,940	98,534	121,160
Operating expenses:
Product development	18,161	26,057	39,098	52,741
Sales, marketing and support	20,399	24,521	41,922	45,390
General and administrative	16,887	15,816	33,578	37,053
Total operating expenses	55,447	66,394	114,598	135,184
Loss from operations	(6,340)	(6,454)	(16,064)	(14,024)
Interest income	3,961	7,382	7,715	14,789
Interest expense	(1,094)	(2,806)	(2,174)	(5,606)
Other income (expense), net	2,211	3,725	3,418	2,472
Income (loss) before income taxes	(1,262)	1,847	(7,105)	(2,369)
Income tax provision	845	784	1,613	1,058
Net income (loss)	$(2,107)	$1,063	$(8,718)	$(3,427)

Condensed Consolidated Statements of Operations, as a percentage of net revenue	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	100%	100%	100%	100%
Cost of net revenue	33%	29%	33%	29%
Gross profit	67%	71%	67%	71%
Operating expenses:
Product development	25%	31%	27%	31%
Sales, marketing and support	28%	29%	29%	26%
General and administrative	23%	19%	23%	22%
Total operating expenses	76%	79%	78%	79%
Loss from operations	(9)%	(8)%	(11)%	(8)%
Interest income	5%	9%	5%	9%
Interest expense	(2)%	(3)%	(1)%	(3)%
Other income (expense), net	3%	4%	2%	1%
Loss before income taxes	(2)%	2%	(5)%	(1)%
Income tax provision	1%	1%	1%	1%
Net income (loss)	(3)%	1%	(6)%	(2)%

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands except percentages)
Total net revenue	$72,758	$84,551	$(11,793)	(14)%	$146,591	$170,803	$(24,212)	(14)%
Net revenue decreased during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 primarily due to a decrease in ticketing revenue due to a lower paid ticket volume, and a reduction in revenue from organizer fees. Revenue for the three and six months ended June 30, 2025 reflects changes to organizer fees effective September 2024.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands except percentages)
Cost of net revenue	$23,651	$24,611	$(960)	(4)%	$48,057	$49,643	$(1,586)	(3)%
Percentage of total net revenue	33%	29%			33%	29%
Gross margin	67%	71%			67%	71%
Cost of net revenue decreased during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 primarily due to reduced processing fees and lower personnel costs.
Gross margin decreased for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 primarily due to changes to organizer fees in September 2024, including the discontinuation of the higher-margin organizer fees.
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

Product development
Product development expenses consist primarily of employee-related costs, which include salaries, bonuses, benefits, and stock-based compensation. Additionally, these expenses cover third-party infrastructure costs incurred in the development of our platform, such as software subscription fees. We remain committed to balancing cost management with strategic investments to ensure sustainable growth and value creation for our platform.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands except percentages)
Product development	$18,161	$26,057	$(7,896)	(30)%	$39,098	$52,741	$(13,643)	(26)%
Percentage of total net revenue	25%	31%			27%	31%
Product development expenses decreased during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, primarily due to reduced personnel costs, including stock-based compensation.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands except percentages)
Sales, marketing and support	$20,399	$24,521	$(4,122)	(17)%	$41,922	$45,390	$(3,468)	(8)%
Percentage of total net revenue	28%	29%			29%	27%
Sales, marketing and support expenses decreased during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, primarily due to a change in reserves, including a $3.2 million decrease driven by elevated chargeback activity experienced in the prior year and a $1.7 million decrease to our advanced payouts reserve compared to the prior year.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands except percentages)
General and administrative	$16,887	$15,816	$1,071	7%	$33,578	$37,053	$(3,475)	(9)%
Percentage of total net revenue	23%	19%			23%	22%
General and administrative expenses increased during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by a $4.4 million creator upfront reserve release that was recorded in the prior year. This release was associated with a loss recovery from a litigation settlement finalized in June 2024. This was offset by a $3.6 million decrease in personnel costs, including stock-based compensation.

General and administrative expenses decreased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by $6.3 million decrease in personnel costs, including stock-based compensation. This was offset by a $4.4 million creator upfront reserve release that was recorded in the prior year. This release was associated with a loss recovery from a litigation settlement finalized in June 2024.
Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents, marketable securities and amounts held on behalf of customers.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands except percentages)
Interest income	$3,961	$7,382	$(3,421)	(46)%	$7,715	$14,789	$(7,074)	(48)%
Percentage of total net revenue	5%	9%			5%	9%
Interest income decreased during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, primarily due to lower interest rates and a lower balance of short-term investments in U.S. Treasury bills.
Interest Expense
Interest expense consists primarily of cash interest expense, amortization of debt discount, and issuance costs on our Convertible Notes.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands except percentages)
Interest expense	$1,094	$2,806	$(1,712)	(61)%	$2,174	$5,606	$(3,432)	(61)%
Percentage of total net revenue	2%	3%			1%	3%
Interest expense decreased for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, due to the repurchase of $120 million aggregate principal amount of the 2025 Notes in August 2024.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign exchange rate remeasurement gains and losses recorded from consolidating our subsidiaries each period-end.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands except percentages)
Other income (expense), net	$2,211	$3,725	$(1,514)	(41)%	$3,418	$2,472	$946	38%
Percentage of total net revenue	3%	4%			2%	1%
Other income decreased during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by a $3.9 million gain awarded from a favorable litigation settlement in June 2024. This was offset by foreign currency rate measurement fluctuations.
Other income increased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, driven by foreign currency rate measurement fluctuations, offset by a $3.9 million gain awarded from a favorable litigation settlement in June 2024.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands except percentages)
Income tax provision	$845	$784	$61	8%	$1,613	$1,058	$555	52%
Percentage of total net revenue	1%	1%			1%	1%

The increase in provision for income taxes for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was primarily attributable to non-routine tax expenses recorded in the prior year and changes in taxable earnings mix. On July 4, 2025, the OBBBA was enacted. The OBBBA provides for significant U.S. tax law changes and modifications including making permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. We are currently evaluating the impact of the OBBBA on our income tax rate.

Liquidity and Capital Resources
As of June 30, 2025, we had cash and cash equivalents of $490.5 million, funds receivable of $25.0 million, and restricted cash of $48.0 million. Our cash and cash equivalents include bank deposits and money market funds held by financial institutions. Our funds receivable represents cash-in-transit from credit card processors that is received to our bank accounts within five business days of the underlying ticket transaction. In 2024, we established a letter of credit in order to manage and mitigate potential risks related to refunds and chargebacks. This cash is classified as restricted cash on the condensed consolidated balance sheets. As of June 30, 2025, approximately 25% of our cash was held outside of the United States. We do not expect to incur significant taxes related to these amounts. The cash was held primarily to fund our foreign operations and on behalf of, and to be remitted to, creators. Collectively, our cash and cash equivalents balances represent a mix of cash that belongs to us and cash that is due to creators.
The amounts due to creators, which were $322.0 million as of June 30, 2025, are captioned on our condensed consolidated balance sheets as accounts payable, creators. These ticketing proceeds are legally unrestricted. For qualified creators, we pass ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, we refer to these payments as advance payouts. When we provide advance payouts, we assume risk that the event may be canceled, fraudulent or materially not as described, resulting in significant chargebacks and refund requests. The terms of our standard merchant agreement obligate creators to repay us for ticket sales advanced under such circumstances. If the creator is insolvent, has spent the proceeds of the ticket sales for event-related costs, has canceled the event, or has engaged in fraudulent activity, we may not be able to recover our advance payout losses from these events. Such unrecoverable amounts could equal up to the value of the ticket sales or amounts settled to the creator prior to the event that has been postponed or canceled or is otherwise disputed. We record estimates for losses related to chargebacks and refunds based on various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, macroeconomic conditions, and actual chargeback and refund activity trends. Due to the nature of macroeconomic events, including but not limited to shifts in consumer behavior, inflation, increased labor costs, and increased interest rates, there is uncertainty around these reserves and our actual losses could be materially different from our current estimates. We will adjust our recorded reserves in the future to reflect our best estimates of future outcomes, and we may pay in cash a portion of, all of, or a greater amount than the $10.6 million provision recorded as of June 30, 2025.
In June 2020, we issued the 2025 Notes, and in March 2021, we issued the 2026 Notes. Unless earlier converted or redeemed, the 2025 Notes mature and are due for repayment on December 1, 2025, and the 2026 Notes mature on September 15, 2026. Under certain circumstances, holders may surrender their notes of a series for conversion prior to the applicable maturity date. Upon conversion, the notes may be settled in cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at our election. During the third quarter of 2024, we entered into separate, privately negotiated repurchases, pursuant to which we repurchased $120 million aggregate principal amount of the 2025 Notes.
In March 2024, we announced that our board of directors approved a share repurchase program with authorization to purchase up to $100.0 million of the Company’s Class A common stock, which does not obligate us to repurchase any specific number of shares, has no time limit, and may be modified, suspended or discontinued at any time at our discretion. Through June 30, 2025, we repurchased 10,201,720 shares of our Class A common stock for an aggregate amount of $50.0 million. As of June 30, 2025, approximately $50.0 million remained available and authorized for future repurchases.

On July 4, 2025, the OBBBA was enacted. The OBBBA provides for significant U.S. tax law changes and modifications including making permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. We are currently evaluating the impact of the OBBBA on our income tax payments.
We believe that our existing cash, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect.
Cash Flows
Our cash flow activities were as follows for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$41,896	$36,274
Investing activities	23,144	94,596
Financing activities	(2,273)	(41,830)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11,206	(2,741)
Net increase in cash, cash equivalents and restricted cash	$73,973	$86,299

Comparison of Six Months Ended June 30, 2025 and 2024
Cash Flows from Operating Activities
The net cash provided by operating activities of $41.9 million for the six months ended June 30, 2025 was primarily due to our net loss of $8.7 million, adjusted for non-cash charges of $35.0 million primarily driven by stock-based compensation expense, and changes in our operating assets and liabilities that provided $15.6 million in cash, primarily driven by timing of accounts payable to creators and funds receivable.
The net cash provided by operating activities of $36.3 million for the six months ended June 30, 2024 was primarily due to our net loss of $3.4 million, adjusted for non-cash charges of $45.1 million primarily driven by stock-based compensation expense and changes to our operating assets and liabilities that used $5.4 million in cash, primarily driven by timing of accounts payable to creators and funds receivable.
Cash Flows from Investing Activities
Net cash provided by investing activities of $23.1 million for the six months ended June 30, 2025 primarily consisted of $25.0 million maturity of short-term investments.
Net cash provided by investing activities of $94.6 million for the six months ended June 30, 2024 primarily consisted of $212.0 million maturity of short-term investments, offset by a $112.2 million in purchases of short-term investments.
Cash Flows from Financing Activities
Net cash used in financing activities of $2.3 million during the six months ended June 30, 2025 was primarily due to $2.4 million in taxes paid related to net share settlement of equity awards.
Net cash used in financing activities of $41.8 million during the six months ended June 30, 2024 was primarily due to $36.5 million repurchase of our Class A common stock and $5.8 million in taxes paid related to net share settlement of equity awards.
Effect of exchange rate changes on cash, cash equivalents and restricted cash
The effect of exchange rate changes on cash, cash equivalents and restricted cash on our condensed consolidated statements of cash flows relates to certain of our assets, primarily cash balances held on behalf of creators that are denominated in currencies other than the functional currency. These cash assets held for creators are directly offset by a corresponding liability to creators. During the six months ended June 30, 2025 and 2024 we recorded an increase of $11.2 million and a decrease of $2.7 million, respectively, in cash, cash equivalents and restricted cash, primarily due to the weakening of the U.S. dollar in 2025 and the strengthening of the U.S. dollar in 2024. The impact of the effect of exchange rate changes are primarily attributed to creator cash balances, which can serve as a natural hedge for the effect of exchange rates on accounts payable, creators presented within operating activities.
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
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements and did not have any such arrangements as of June 30, 2025.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We are exposed to market risk for changes in interest rates related primarily to balances of our financial instruments including cash and cash equivalents and short-term investments. As of June 30, 2025, we had cash and cash equivalents of $490.5 million. The primary objective of our investment approach is to preserve capital principal and provide liquidity. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. A 10% change in the level of market interest rates would not have a material effect on our business, financial conditions or results of operations. In addition, our Convertible Notes are subject to fixed annual interest charges. These Convertible Notes therefore are not exposed to financial or economic risk associated with changes in interest rates. However, the fair value of these Convertible Notes may fluctuate when interest rates change or can be affected when the market price of our Class A common stock fluctuates. We carry the Convertible Notes at face value less unamortized issuance cost on our balance sheet, and we present the fair value for required disclosure purposes only.
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
Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required for disclosure in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to Company management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in Part I, Item 1A, of our 2024 Form 10-K, except for the following risk factors which supplement the risk factors previously disclosed and should be considered in conjunction with the risk factors set forth in the 2024 Form 10-K. You should carefully consider the risks and uncertainties described in the 2024 Form 10-K, together with all of the other information in the 2024 Form 10-K and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, and other documents that we file with the U.S. Securities and Exchange Commission. The risks and uncertainties described in the 2024 Form 10-K and this Quarterly Report on Form 10-Q may not be the only ones we face. If any of the risks actually occur, our business, results of operations, financial condition and prospects could be harmed. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
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
•investor confidence in us;
•restrictions and requirements of the agreement governing our new credit facility; and
•our results of operations.
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
In June 2020, we issued $150.0 million aggregate principal amount of 5.000% convertible senior notes due 2025 (2025 Notes), of which $120 million aggregate principal amount was repurchased in August 2024, and in March 2021, we issued $212.75 million aggregate principal amount of 0.750% convertible senior notes due 2026 (2026 Notes and, together with the 2025 Notes, the Convertible Notes). On August 6, 2025 we entered into a credit agreement which provided for a four-year, $60.0 million senior secured term loan facility. The Convertible Notes, the term loan and any additional funding from debt financings may make it more difficult for us to operate our business because a portion of our cash generated from internal operations will be used to make principal and interest payments on the indebtedness and we are, or may be, obligated to abide by restrictive covenants contained in the debt financing agreements. See the risk factor below titled “Substantial levels of indebtedness could adversely affect our cash flow and our ability to operate our business and to fulfill our obligations under our indebtedness” for additional information.
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
Although we repurchased $120 million of the aggregate principal amount of the 2025 Notes in August 2024, we have substantial outstanding debt, and we may incur additional indebtedness to meet future financing needs. The credit agreement governing our new term loan facility contains customary events of default and certain covenants applicable to us and our restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, prepayment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the credit agreement requires us to maintain a maximum consolidated net total leverage ratio ranging from 3.25 to 1.00 to 2.00 to 1.00, a minimum fixed charge coverage ratio of 1.10 to 1.00 and minimum revenue of $270.0 million. Our ability to comply with such covenants in future periods will depend on our ongoing financial and operating performance.
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
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Convertible Notes and the term loan, and our cash needs may increase in the future. In addition, any future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.
Provisions in the indentures governing the Convertible Notes or credit agreement governing the term loan could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the Convertible Notes, the indentures governing the Convertible Notes and the credit agreement governing the term loan could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change (as defined in the indentures governing the Convertible Notes), then noteholders will have the right to require us to repurchase their Convertible Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change (as defined in the indentures governing the Convertible Notes), then we may be required to temporarily increase the conversion rate. Pursuant to the credit agreement governing our term loan, the occurrence of a change of control (as defined in the credit agreement) is an event of default giving the lenders the right to accelerate the obligations due with respect to our term loan. In any case, and in other cases, our obligations under the Convertible Notes and the indentures governing the Convertible Notes or the credit agreement governing our term loan could increase the cost of acquiring us or otherwise discourage a third-party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
There were no sales of unregistered equity securities during the three months ended June 30, 2025.
Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities during the three months ended June 30, 2025:
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
Director and Officer 10b5-1 Trading Plans (10b5-1 Plans)
There were no written trading arrangements under Rule 10b5-1 that were adopted, terminated or modified by our directors or officers during the three months ended June 30, 2025.
There were no "non-Rule 10b5-1 trading arrangements," as defined in item 408(c) of Regulation S-K, adopted, terminated or modified by our directors or officers during the three months ended June 30, 2025.
Credit Agreement
See Note 22, "Subsequent Events", to our unaudited condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q.

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

Eventbrite, Inc.

August 7, 2025	By:	/s/ Julia Hartz
Julia Hartz
Chief Executive Officer
(Principal Executive Officer)

August 7, 2025	By:	/s/ Anand Gandhi
Anand Gandhi
Chief Financial Officer
(Principal Accounting and Financial Officer)