Form 10-Q
period 2025-09-30
Eventbrite, Inc.
filed 2025-11-06
CIK 1475115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2025, 82,036,252 shares of Registrant's Class A common stock and 15,638,904 shares of Registrant's Class B common stock were outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

EVENTBRITE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts and share data) (Unaudited)
	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$402,769	$416,531
Funds receivable	17,922	37,629
Restricted cash	107,908	48,000
Short-term investments, at amortized cost	—	24,959
Accounts receivable, net	772	2,187
Creator signing fees, net	2,537	3,954
Creator advances, net	6,832	3,380
Prepaid expenses and other current assets	13,585	15,856
Total current assets	552,325	552,496
Creator signing fees, net, noncurrent	4,555	3,575
Property and equipment, net	9,489	12,640
Operating lease right-of-use assets	529	823
Goodwill	174,388	174,388
Acquired intangible assets, net	—	5,014
Other assets	3,300	3,365
Total assets	$744,586	$752,301
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, creators	$338,985	$300,174
Accounts payable, trade	778	1,407
Chargebacks and refunds reserve	10,319	10,315
Accrued compensation and benefits	10,375	4,825
Accrued taxes	4,269	5,932
Current portion of long-term debt	119,618	29,781
Operating lease liabilities	964	2,071
Other accrued liabilities	9,771	11,868
Total current liabilities	495,079	366,373
Accrued taxes, noncurrent	5,042	4,278
Operating lease liabilities, noncurrent	—	377
Long-term debt	55,243	210,938
Other liabilities	105	106
Total liabilities	555,469	582,072
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized; 96,658,556 shares issued and outstanding as of September 30, 2025; 94,282,883 shares issued and outstanding as of December 31, 2024	1	1
Treasury stock, at cost; 10,201,720 shares of common stock as of September 30, 2025 and December 31, 2024	(50,286)	(50,159)
Additional paid-in capital	1,072,756	1,051,392
Accumulated deficit	(833,354)	(831,005)
Total stockholders’ equity	189,117	170,229
Total liabilities and stockholders’ equity	$744,586	$752,301

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$71,743	$77,801	$218,334	$248,604
Cost of net revenue	23,029	24,543	71,086	74,186
Gross profit	48,714	53,258	147,248	174,418
Operating expenses
Product development	16,643	22,586	55,741	75,327
Sales, marketing and support	19,594	23,694	61,516	69,084
General and administrative	13,379	15,930	46,957	52,983
Total operating expenses	49,616	62,210	164,214	197,394
Loss from operations	(902)	(8,952)	(16,966)	(22,976)
Interest income	3,712	6,056	11,427	20,845
Interest expense	(1,618)	(2,084)	(3,792)	(7,690)
Gain (loss) on debt extinguishment	5,821	(315)	5,821	(315)
Other income (expense), net	(766)	1,735	2,652	4,207
Income (loss) before income taxes	6,247	(3,560)	(858)	(5,929)
Income tax (benefit) provision	(122)	208	1,491	1,266
Net income (loss)	$6,369	$(3,768)	$(2,349)	$(7,195)
Net income (loss) per share
Basic	$0.07	$(0.04)	$(0.02)	$(0.08)
Diluted	$0.06	$(0.04)	$(0.02)	$(0.08)
Weighted-average number of shares outstanding used to compute net income (loss) per share
Basic	96,943	96,498	95,954	95,571
Diluted	98,587	96,498	95,954	95,571

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	78,635,854	$1	15,647,029	$—	10,201,720	$(50,159)	$1,051,392	$(831,005)	$170,229
Issuance of restricted stock awards	16,215	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	521,972	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(186,975)	—	—	—	—	—	(615)	—	(615)
Excise tax on repurchases of common stock	—	—	—	—	—	(127)	—	—	(127)
Stock-based compensation	—	—	—	—	—	—	10,378	—	10,378
Net loss	—	—	—	—	—	—	—	(6,611)	(6,611)
Balance at March 31, 2025	78,987,066	$1	15,647,029	$—	10,201,720	$(50,286)	$1,061,155	$(837,616)	$173,254
Issuance of restricted stock awards	25,282	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	2,324,482	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(817,899)	—	—	—	—	—	(1,822)	—	(1,822)
Issuance of common stock for 2018 Employee Stock Purchase Plan (ESPP) Purchase	81,998	—	—	—	—	—	164	—	164
Stock-based compensation	—	—	—	—	—	—	7,708	—	7,708
Net loss	—	—	—	—	—	—	—	(2,107)	(2,107)
Balance at June 30, 2025	80,600,929	$1	15,647,029	$—	10,201,720	$(50,286)	$1,067,205	$(839,723)	$177,197
Issuance of restricted stock awards	22,161	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	609,587	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(221,150)	—	—	—	—	—	(490)	—	(490)
Conversion of Class B common stock to Class A common stock	8,125	—	(8,125)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	6,041	—	6,041
Net income	—	—	—	—	—	—	—	6,369	6,369
Balance at September 30, 2025	81,019,652	$1	15,638,904	$—	10,201,720	$(50,286)	$1,072,756	$(833,354)	$189,117

	Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	85,614,983	$1	15,661,433	$—	—	$—	$1,007,190	$(815,434)	$191,757
Issuance of restricted stock awards	9,665	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	887,751	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(305,537)	—	—	—	—	—	(2,612)	—	(2,612)
Repurchase of common stock (1)	(2,652,174)	—	—	—	2,652,174	(15,055)	—	—	(15,055)
Stock-based compensation	—	—	—	—	—	—	14,523	—	14,523
Net loss	—	—	—	—	—	—	—	(4,490)	(4,490)
Balance at March 31, 2024	83,554,688	$1	15,661,433	$—	2,652,174	$(15,055)	$1,019,101	$(819,924)	$184,123
Issuance of restricted stock awards	11,754	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	1,836,278	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(604,997)	—	—	—	—	—	(3,164)	—	(3,164)
Issuance of common stock for ESPP Purchase	107,266	—	—	—	—	—	454	—	454
Repurchase of common stock (1)	(4,135,795)	—	—	—	4,135,795	(22,129)	—	—	(22,129)
Stock-based compensation	—	—	—	—	—	—	15,814	—	15,814
Net income	—	—	—	—	—	—	—	1,063	1,063
Balance at June 30, 2024	80,769,194	$1	15,661,433	$—	6,787,969	$(37,184)	$1,032,205	$(818,861)	$176,161
Issuance of restricted stock awards	13,867	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	638,242	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(227,803)	—	—	—	—	—	(1,061)	—	(1,061)
Conversion of Class B common stock to Class A common stock	13,004	—	(13,004)	—	—	—	—	—	—
Repurchase of common stock (1)	(455,314)	—	—	—	455,314	(2,244)	—	—	(2,244)
Stock-based compensation	—	—	—	—	—	—	10,750	—	10,750
Net loss	—	—	—	—	—	—	—	(3,768)	(3,768)
Balance at September 30, 2024	80,751,190	$1	15,648,429	$—	7,243,283	$(39,428)	$1,041,894	$(822,629)	$179,838

(1) includes a 1% excise tax on repurchases of common stock.

(See accompanying Notes to Unaudited Condensed Consolidated Financial Statements)

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, Unaudited)
	Nine Months Ended September 30,
	2025	2024(1)
Cash flows from operating activities
Net loss	$(2,349)	$(7,195)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,627	11,189
Stock-based compensation expense	23,600	39,484
Amortization of debt discount and issuance costs	965	1,512
(Gain) loss on debt extinguishment	(5,821)	315
Unrealized gain on foreign currency exchange	(3,235)	(779)
Accretion on short-term investments	(41)	(3,112)
Non-cash operating lease expenses	468	463
Amortization of creator signing fees	1,680	777
Changes related to creator advances, creator signing fees, and allowance for credit losses	1,057	(2,434)
Provision for chargebacks and refunds	12,770	21,015
Gain on litigation settlement	—	(3,927)
Other	889	796
Changes in operating assets and liabilities
Accounts receivable	622	(1,731)
Funds receivable	20,512	18,686
Creator signing fees and creator advances	(4,959)	(6,327)
Prepaid expenses and other assets	2,336	2,767
Accounts payable, creators	31,767	49,853
Accounts payable	(629)	(675)
Chargebacks and refunds reserve	(12,784)	(20,461)
Accrued compensation and benefits	5,550	(12,016)
Accrued taxes	(1,894)	(4,315)
Operating lease liabilities	(1,658)	(1,561)
Other accrued liabilities	(1,923)	(1,468)
Net cash provided by operating activities	78,550	80,856
Cash flows from investing activities
Purchases of short-term investments	—	(136,808)
Maturities of short-term investments	25,000	269,001
Purchases of property and equipment	(65)	(585)
Capitalized internal-use software development costs	(2,895)	(6,964)
Net cash provided by investing activities	22,040	124,644
Cash flows from financing activities
Repayment of debt obligations	(118,853)	(120,450)
Proceeds from issuance of debt	60,000	—
Debt issuance costs	(2,529)	—
Repurchase of common stock	—	(39,296)
Taxes paid related to net share settlement of equity awards	(2,927)	(6,837)
Proceeds from issuance of common stock under ESPP	164	454
Net cash used in financing activities	(64,145)	(166,129)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9,701	2,386
Net increase in cash, cash equivalents and restricted cash	46,146	41,757
Cash, cash equivalents and restricted cash
Beginning of period	464,531	489,200
End of period	$510,677	$530,957

EVENTBRITE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, Unaudited)
	Nine Months Ended September 30,
	2025	2024(1)
Supplemental cash flow data
Interest paid	$2,872	$5,346
Income taxes paid, net of refunds	$711	$1,229
Non-cash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$103	$1,112

(1)The condensed consolidated statement of cash flows for the nine months ended September 30, 2024 has been revised. For further details refer to “Note 1. Overview and Basis of Presentation.”

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
Revision of Previously Issued Financial Statements in Prior Periods
The Company has revised certain prior period amounts for the nine months ended September 30, 2024 to correct an error related to foreign currency exchange in the condensed consolidated statement of cash flows for comparative purposes. Based on management’s evaluation of both quantitative and qualitative factors, the Company believes that the impact of the error was not significant, individually or in the aggregate, to any previously reported quarterly periods in 2024. Accordingly, the previously issued condensed statement of cash flows has been revised. This correction had no impact on the prior period condensed consolidated balance sheet, condensed consolidated statement of operations or the condensed consolidated statement of stockholders’ equity.

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
Reclassifications
The Company reclassified 'Gain (loss) on debt extinguishment' as a separate financial statement line item within the consolidated statements of operations, which was previously included in 'Other income (expense), net' for the three and nine months ended September 30, 2024. These reclassifications within the Company's condensed consolidated statements of operations were made to conform to the current period presentation. These reclassifications had no impact on previously reported total income (loss) before income taxes.

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
Cash and cash equivalents balances include the face value of tickets sold on behalf of creators and their share of service charges, which are to be remitted to the creators. Such balances were $322.7 million and $266.0 million as of September 30, 2025 and December 31, 2024, respectively. These ticketing proceeds are legally unrestricted.
In 2024, the Company established a letter of credit to manage and mitigate potential risks related to refunds and chargebacks amounting to $48.0 million. In August 2025, the Company entered into a $60.0 million term loan, the proceeds of which are being held in escrow pursuant to the Credit Agreement described in Note 15, "Debt". These funds will remain in escrow until certain conditions related to the repayment or repurchase of the Company’s outstanding notes are satisfied, which the Company expects to meet within twelve months from the balance sheet date. The cash relating to both the letter of credit and the funds held in escrow are classified as restricted cash on the condensed consolidated balance sheets.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2025	December 31, 2024	September 30, 2024
Cash and cash equivalents	$402,769	$416,531	$530,957
Restricted cash	107,908	48,000	—
Total cash, cash equivalents and restricted cash	$510,677	$464,531	$530,957

4. Short-term Investments
The Company previously invested certain of its excess cash in short-term debt instruments, which consisted of U.S. Treasury bills with original maturities of less than one year. These short-term investments were classified as held-to-maturity and were recorded and held at amortized cost. No fair value impairment was recognized during the nine months ended September 30, 2025 or year ended December 31, 2024.
As of September 30, 2025, the Company does not hold any short-term investments. The following table summarizes the Company's financial instruments that were measured at fair value on a non-recurring basis (in thousands):

		December 31, 2024
Description	Classification	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holdings losses	Aggregate fair value
Savings deposits	Cash equivalents	$28,601	$—	$—	$28,601
US Treasury securities	Short-term investments	24,959	7	—	24,966
		$53,560	$7	$—	$53,567

5. Funds Receivable
Funds receivable represents cash-in-transit from third-party payment processors that is received by the Company within approximately five business days from the date of the underlying ticketing transaction. For periods ending on a weekend or a bank holiday, the funds receivable balance will typically be higher than for periods ending on a weekday, as the Company settles payment processing activity on business days. The funds receivable balance includes the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such amounts were $16.3 million and $34.2 million as of September 30, 2025 and December 31, 2024, respectively.
6. Accounts Receivable, Net
Accounts receivable, net is comprised of invoiced amounts to customers who use a third-party facilitated payment processor (FPP) or our advertising services. Bad debt expense was immaterial in all of the periods presented in the condensed consolidated financial statements. The following table summarizes the Company’s accounts receivable balance (in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable, customers	$1,792	$3,111
Allowance for credit losses	(1,020)	(924)
Accounts receivable, net	$772	$2,187
7. Creator Signing Fees, Net
Creator signing fees are incentives that are offered and paid by the Company to secure exclusive ticketing and payment processing rights with certain creators. Creator signing fees are presented net of reserves on the condensed consolidated balance sheet.
The balance of creator signing fees, net is being amortized on a straight-line basis over a weighted-average remaining contract life of 3.1 years and 4.0 years as of September 30, 2025 and 2024, respectively. The following table summarizes the activity in creator signing fees for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$6,509	$5,154	$7,529	$1,937
Creator signing fees paid	1,602	3,195	3,568	4,046
Amortization of creator signing fees	(674)	(375)	(1,680)	(777)
Write-offs and other adjustments	(345)	349	(2,325)	3,117
Balance, end of period	$7,092	$8,323	$7,092	$8,323

Creator signing fees are classified as follows on the condensed consolidated balance sheet as of the dates indicated (in thousands):

	September 30, 2025	December 31, 2024	September 30, 2024
Creator signing fees, net	$2,537	$3,954	$4,399
Creator signing fees, net noncurrent	4,555	3,575	3,924
Total creator signing fees	$7,092	$7,529	$8,323
8. Creator Advances, Net
Creator advances are incentives that are offered by the Company which provide the creator with funds in advance of the event. These are subsequently recouped by withholding amounts due to the Company from the sale of tickets. Creator advances are presented net of reserves on the condensed consolidated balance sheet.
The following table summarizes the activity in creator advances for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$6,810	$6,852	$3,380	$2,804
Creator advances paid	2,006	827	6,657	4,502
Creator advances recouped	(1,705)	(1,617)	(2,926)	(2,222)
Write-offs and other adjustments	(279)	95	(279)	1,073
Balance, end of period	$6,832	$6,157	$6,832	$6,157
9. Accounts Payable, Creators
Accounts payable, creators consists of unremitted ticket sale proceeds, net of the Company service fees and applicable taxes. Amounts are generally remitted to creators within five business days subsequent to the completion of the related event.
For qualified creators, the Company passes ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, the Company refers to these payments as advance payouts. When an advance payout is made, the Company reduces its cash and cash equivalents with a corresponding decrease to its accounts payable, creators. The advance payouts balance at the end of the period may fluctuate due to the timing of events and the creator's payout schedule. As of September 30, 2025 and December 31, 2024, advance payouts outstanding was $118.3 million and $101.2 million, respectively.
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
Reserves are recorded based on the Company's assessment of various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, macroeconomic conditions, and actual chargeback and refund activity trends. As of September 30, 2025, and December 31, 2024, the chargebacks and refunds reserve was $10.3 million and $10.3 million, respectively. These amounts include reserve balances for estimated advance payout losses of $4.7 million and $5.2 million, respectively.
The Company will adjust reserves in the future to reflect best estimates of future outcomes. The Company cannot predict the outcome of or estimate the possible recovery or range of recovery from these matters. It is possible that the reserve amount will not be sufficient and the Company's actual losses could be materially different from its current estimates.

11. Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	September 30, 2025	December 31, 2024
Capitalized internal-use software development costs	$73,407	$70,210
Furniture and fixtures	179	179
Computers and computer equipment	3,744	3,820
Leasehold improvements	924	924
Property and equipment	78,254	75,133
Less: Accumulated depreciation and amortization	(68,765)	(62,493)
Property and equipment, net	$9,489	$12,640
The Company recorded the following amounts related to depreciation of fixed assets and capitalized internal-use software development costs during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense	$132	$154	$406	$549
Amortization of capitalized internal-use software development costs	1,974	1,679	6,207	4,344
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
The components of operating lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$150	$190	$468	$463
Sublease income	(23)	—	(86)	—
Total operating lease costs, net	$127	$190	$382	$463
As of September 30, 2025, the Company's operating leases had a weighted-average remaining lease term of 0.5 years and a weighted-average discount rate of 4.7%. As of September 30, 2024, the Company's operating leases had a weighted-average remaining lease term of 1.5 years and a weighted-average discount rate of 4.6%.

As of September 30, 2025, maturities of operating lease liabilities were as follows (in thousands):

Operating Leases
The remainder of 2025	$565
2026	400
Total future operating lease payments	965
Less: Imputed interest	(1)
Total operating lease liabilities	$964
13. Goodwill and Acquired Intangible Assets, Net
The carrying amount of the Company's goodwill was $174.4 million as of September 30, 2025 and December 31, 2024. The Company tests goodwill for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. The Company did not record any goodwill impairment during the three and nine months ended September 30, 2025 and 2024.
Acquired intangible assets consisted of the following (in thousands):

	September 30, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Developed technology	$22,396	$(22,396)	$—	$22,396	$(22,396)	$—
Customer relationships	74,884	(74,884)	—	74,884	(69,870)	5,014
Tradenames	1,350	(1,350)	—	1,350	(1,350)	—
Acquired intangible assets, net	$98,630	$(98,630)	$—	$98,630	$(93,616)	$5,014
The following table set forth the amortization expense recorded related to acquired intangible assets during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of net revenue	$—	$208	$—	$619
Sales, marketing and support	1,264	1,906	5,014	5,677
Total amortization of acquired intangible assets	$1,264	$2,114	$5,014	$6,296
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
The Company’s cash equivalents, restricted cash, funds receivable, accounts receivable, accounts payable and other current liabilities approximate their fair value. All of the Company's financial assets and liabilities are Level 1, except for the Term Loan and Convertible Notes (as defined below). See Note 15, “Debt,” for details regarding the fair value of the Company's Term Loan, 0.750% convertible senior notes due 2026 (the 2026 Notes) and 5.000% convertible senior notes due 2025 (the 2025 Notes, and together with the 2026 Notes, the Convertible Notes).

15. Debt
As of September 30, 2025 and December 31, 2024, the Company’s outstanding long-term debt was comprised of the following components (in thousands):

	September 30, 2025
	Term Loan	2026 Notes	2025 Notes	Total
Outstanding principal balance	$60,000	$87,750	$30,000	$177,750
Less: Debt issuance costs	(2,425)	(422)	(42)	(2,889)
Carrying amount, long-term debt	$57,575	$87,328	$29,958	$174,861

	December 31, 2024
	Term Loan	2026 Notes	2025 Notes	Total
Outstanding principal balance	$—	$212,750	$30,000	$242,750
Less: Debt issuance costs	—	(1,812)	(219)	(2,031)
Carrying amount, long-term debt	$—	$210,938	$29,781	$240,719
Long-term debt is presented on the condensed consolidated balance sheets as both current and noncurrent liabilities, based on the portion of principal payments due within the next twelve months and those due thereafter. The following table summarizes the classification of outstanding long-term debt as of the dates indicated (in thousands):

	September 30, 2025	December 31, 2024
Current portion of long-term debt	$119,618	$29,781
Long-term debt	55,243	210,938
Carrying amount, long-term debt	$174,861	$240,719
The following tables set forth the total interest expense recognized related to the Term Loan and Convertible Notes for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash interest expense	$1,284	$1,628	$2,827	$6,176
Amortization of debt issuance costs	334	456	965	1,512
Total interest expense	$1,618	$2,084	$3,792	$7,688

The following table summarizes the Company's contractual obligation to settle commitments related to the Term Loan and Convertible Notes as of September 30, 2025 (in thousands):

	Payments due by Year
	Total	2025	2026	2027	2028	2029
Term Loan	$60,000	$750	$3,750	$6,000	$19,500	$30,000
Interest obligations on Term Loan (2)	11,897	1,014	3,890	3,537	3,003	453
2026 Notes	87,750	—	87,750	—	—	—
Interest obligations on 2026 Notes (1)	658	—	658	—	—	—
2025 Notes	30,000	30,000	—	—	—	—
Interest obligations on 2025 Notes (1)	750	750	—	—	—	—
(1) The 2026 Notes and 2025 Notes bear interest at a fixed rate of 0.750% and 5.000% per year, respectively.
(2) The Term Loan bears interest at a variable rate of Term SOFR plus 2.50%. Amounts presented in the table for future periods reflect interest payments calculated using an assumed annual rate of 6.67%, in effect as of September 30, 2025.

Term Loan
On August 6, 2025, the Company entered into a Credit Agreement (the Credit Agreement) by and among the Company, as borrower, certain subsidiaries of Eventbrite, Inc., as guarantors, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as administrative and collateral agent and Morgan Stanley Senior Funding, Inc., Silicon Valley Bank, a division of First-Citizens Bank & Trust Company and Axos Bank, as joint lead arrangers and bookrunners, which provided for a four-year, $60.0 million senior secured term loan facility (the Term Loan), the full amount of which was borrowed by the Company on such date. The proceeds of the Term Loan will be held in escrow until the full amount of the 2025 Notes and an agreed portion of the 2026 Notes are repaid or repurchased and the remaining portion of the 2026 Notes is cash collateralized. Following the release from escrow, the proceeds may be used for general corporate purposes.
At the Company’s election, loans under the Credit Agreement bear interest at either (a) a term SOFR rate or (b) Base Rate (defined in a customary manner), in each case plus, until August 6, 2026, an applicable margin of 2.50% per annum for term SOFR loans and 1.50% per annum for Base Rate loans, and thereafter the applicable margin will vary depending on the Company’s consolidated net total leverage ratio, ranging from 1.50% per annum for Base Rate loans and 2.50% per annum for term SOFR loans if the Company’s consolidated net total leverage ratio is greater than 0.50 to 1.00, down to 1.25% per annum for Base Rate loans and 2.25% per annum for term SOFR loans if the Company’s consolidated net total leverage ratio is equal to or less than 0.50 to 1.00. The Term Loan matures on August 6, 2029. The principal amount of the Term Loan amortizes on quarterly basis in amounts equal to 5% or the initial principal amount in the first year, 10% of the initial principal amount in each of the second and third years and 75% of the initial principal amount in the fourth year. Interest is payable quarterly in arrears on the last day of each interest period in the case of term SOFR rate loans, or on the last business day of each March, June, September and December in the case of Base Rate loans.
The Company incurred total debt issuance and debt discount cash costs of approximately $2.5 million, inclusive of the upfront fee equal to 0.50% of the loan amount payable at closing. The debt issuance costs and discount allocated to the Term Loan are recorded as a reduction to the carrying amount of the debt and are being accreted over the contractual term of the loan using the effective interest rate method.
Optional prepayments of borrowings under the Credit Agreement are permitted at any time, in whole or in part, without premium or penalty, subject to customary breakage costs.
The Term Loan and other obligations under the Credit Agreement are (a) guaranteed by each of the Company’s wholly-owned material domestic restricted subsidiaries, subject to certain exceptions, and (b) secured by substantially all of the assets of the Company and the subsidiary guarantors, including a pledge of all the capital stock of material domestic subsidiaries held directly by the Company and the subsidiary guarantors, subject to certain customary exceptions and limitations.
The Credit Agreement contains customary events of default and certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, prepayment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Credit Agreement requires the Company to maintain a maximum consolidated net total leverage ratio ranging from 3.25 to 1.00 to 2.00 to 1.00, a minimum fixed charge coverage ratio of 1.10 to 1.00 and minimum revenue of $270.0 million. The Company was in compliance with all covenants as of September 30, 2025.
The fair value of the Term Loan, which is classified as a Level 2 instrument within the fair value hierarchy, was $62.5 million as of September 30, 2025. The fair value was estimated using a discounted cash-flow model that incorporates observable SOFR rates.
2026 and 2025 Notes
The effective interest rate of the 2026 Notes is 1.3%. The Company recorded cash interest of $1.1 million and $1.2 million and amortization of debt issuance costs of $0.7 million and $0.8 million related to the 2026 Notes during the nine months ended September 30, 2025 and September 30, 2024, respectively.
The effective interest rate of the 2025 Notes is 5.8%. The Company recorded cash interest of $1.1 million and $5.0 million, and amortization of debt issuance costs of $0.2 million and $0.7 million related to the 2025 Notes during the nine months ended September 30, 2025 and September 30, 2024, respectively.
The fair value of the 2026 Notes and 2025 Notes, which are classified as Level 2 instruments within the fair value hierarchy, was $84.0 million and $29.9 million respectively, as of September 30, 2025, and $186.5 million and $29.8 million, respectively, as of December 31, 2024. The fair value of the Convertible Notes is determined using observable market prices on the last business day of the period.
Note Repurchases
On August 21, 2024, the Company announced that it had entered into separate, privately negotiated repurchase transactions (collectively, the 2025 Repurchases) with certain holders of the Company’s outstanding 2025 Notes, pursuant to which the Company repurchased $120 million aggregate principal amount of the 2025 Notes for an aggregate cash repurchase price of $120.5 million, which included accrued and unpaid interest on such 2025 Notes. The 2025 Repurchases resulted in a $0.3 million loss on extinguishment in the third quarter of 2024.
On August 6, 2025, the Company entered into separate, privately negotiated repurchase agreements (collectively, the 2026 Repurchases) with certain holders of the Company’s outstanding 2026 Notes, pursuant to which the Company repurchased $125.0 million aggregate principal amount of the 2026 Notes for an aggregate cash repurchase price of approximately $118.9 million, which included accrued and unpaid interest on such 2026 Notes. The 2026 Repurchases resulted in a $5.8 million gain on extinguishment in the third quarter of 2025.
Gains and losses on debt extinguishment are presented as a separate financial statement line item within the consolidated statements of operations and included as an adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities in our condensed consolidated statements of cash flows.
The Company had previously entered into capped call transactions with certain financial institutions in connection with the issuance of the 2025 and 2026 Notes. All of these transactions remain in effect notwithstanding the 2025 Repurchases and the 2026 Repurchases.
16. Commitments and Contingencies
The Company’s principal contractual commitments primarily consist of obligations under its Term Loan and Convertible Notes (including both principal and contractual interest payments), operating leases for office facilities, and non-cancellable purchase commitments. For further details regarding the Company’s long-term debt arrangements, refer to Note 15, “Debt.” Information regarding operating lease commitments for office space is provided in Note 12, “Leases.
During the nine months ended September 30, 2025, the Company has entered into purchase commitments totaling approximately $63.9 million, which are expected to be incurred over the next five years. These commitments primarily relate to site hosting services and, to a lesser extent, business technology software that supports the Company’s information technology infrastructure, including identity management, data analytics, and cloud security services. The commitments were made in the ordinary course of business and are expected to be satisfied through the Company’s ongoing operations.
Except as described above, there were no material changes to the Company’s contractual obligations from those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024.
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
Contract Litigation
On May 11, 2020, SH Entretenimento S.A. (Sem Hora) filed a complaint in the 41st Civil Court of São Paulo against the Company and Eventbrite Brasil Gestao De Eventos Ltda., seeking indemnification for breach of contract. On December 18,

2023, a judge issued a verdict in Sem Hora’s favor and awarded Sem Hora (i) BRL3.8 million for breach of contract claims, (ii) BRL0.5 million as moral damages and (iii) compensation for lost profits, yet to be liquidated. The Company filed an appeal before the São Paulo State Court of Appeals (TJSP). On May 27, 2025, the TJSP upheld the first decision on the merits rendered by the lower court, except with respect to moral damages, reducing the amount of moral damages to BRL0.3 million. The TJSP also ruled that interest would accrue beginning on the Company’s alleged noncompliance with the contractual obligations. On August 13, 2025, the Company filed a Special Appeal with the Superior Court of Justice in Brasília. On October 15, 2025, the Company obtained a decision admitting the processing of the Special Appeal.
Management has estimated a range of possible loss for this matter between $0.5 million and $2.1 million. As no amount within this range is considered a better estimate, the Company has accrued the minimum estimated amount of $0.5 million as of September 30, 2025 in accrued liabilities on the condensed consolidated balance sheet. The ultimate resolution of this matter could result in a loss outside of the currently accrued amount. While the Company believes its accrual is appropriate based on currently available information, the estimated amount of loss could change as the litigation progresses, and any such change could be material to the Company’s financial condition and results of operations.
Tax Matters
The Company is currently under audit in certain jurisdictions with regard to indirect tax matters. The Company establishes reserves for indirect tax matters when it determines that a loss is probable and can be reasonably estimated. As of September 30, 2025, and December 31, 2024, the Company has recognized reserves of $0.4 million and $0.5 million, respectively, reflecting management’s best estimates of potential liabilities, inclusive of interest and penalties.
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
17. Stockholders' Equity
Common Stock Repurchase
On March 14, 2024, the Company announced that its board of directors approved a share repurchase program with authorization to purchase up to $100.0 million of the Company’s Class A common stock, which does not have an expiration date. As of September 30, 2025, approximately $50.0 million remained available and authorized for future repurchases. No shares were repurchased during the nine months ended September 30, 2025. Shares repurchased under this program are reflected in treasury stock in the Company's condensed consolidated financial statements.
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
As of September 30, 2025, there were 5,066,307 options issued and outstanding under the 2010 Plan and 3,481,837 options issued and outstanding under the 2018 Plan (collectively, the Plans). As of September 30, 2025, 10,092,917 shares of Class A common stock were available for grant under the 2018 Plan.
Stock options granted typically vest over a four-year period from the date of grant. Options awarded under the Plans are exercisable for up to ten years.
Stock Option Activity
Stock option activity for the nine months ended September 30, 2025 is presented below:

	Outstanding options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2024	10,975,592	$12.28	3.8	$5
Canceled	(2,427,448)	12.69
Balance as of September 30, 2025	8,548,144	12.16	3.2	$—
Vested and exercisable as of September 30, 2025	8,296,400	12.22	3.1	$—
Vested and expected to vest as of September 30, 2025	8,541,173	$12.17	3.2	$—
The aggregate intrinsic value in the table above represents the difference between the fair value of Class A common stock and the exercise price of outstanding, in-the-money stock options at September 30, 2025.
As of September 30, 2025, the total unrecognized stock-based compensation expense related to stock options outstanding was $1.2 million, which will be recognized over a weighted-average period of 0.9 years. There were no options granted during the nine months ended September 30, 2025.
Stock Award Activity
Stock award activity, which includes RSUs, PSUs and RSAs, for the nine months ended September 30, 2025 is presented below:

	Outstanding RSUs, RSAs and PSUs	Weighted-average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2024	13,672,689	$6.21	1.3	$45,936
Awarded	9,702,003	2.30
Released	(3,521,834)	7.47
Canceled	(4,360,723)	5.28
Balance as of September 30, 2025	15,492,135	3.75	1.2	39,040
Vested and expected to vest as of September 30, 2025	14,732,398	$3.76	1.2	$37,126
As of September 30, 2025, the total unrecognized stock-based compensation expense related to stock awards, was $30.6 million, which will be recognized over a weighted-average period of 1.8 years.

Stock-based Compensation Expense
Stock-based compensation expense recognized in connection with stock options, RSUs, RSAs, PSUs and the ESPP during each of the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of net revenue	$76	$151	$243	$430
Product development	2,777	4,732	10,216	17,766
Sales, marketing and support	1,261	1,484	4,003	5,768
General and administrative	1,783	3,879	9,138	15,520
Total	$5,897	$10,246	$23,600	$39,484
The Company capitalized stock-based compensation expense related to capitalized software costs amounting to $0.1 million and $0.5 million during the three and nine months ended September 30, 2025, respectively, compared to $0.5 million and $1.6 million in 2024, respectively.
18. Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potentially dilutive securities outstanding for the period.
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$6,369	$(3,768)	$(2,349)	$(7,195)
Weighted-average shares used in computing earnings per share, basic	96,943	96,498	95,954	95,571
Weighted-average shares used in computing earnings per share, diluted	98,587	96,498	95,954	95,571
Net income (loss) per share, basic	$0.07	$(0.04)	$(0.02)	$(0.08)
Net income (loss) per share, diluted	$0.06	$(0.04)	$(0.02)	$(0.08)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because including them would have had an anti-dilutive effect (in thousands):

	September 30, 2025	September 30, 2024
Shares related to 2025 and 2026 Notes	5,529	10,011
Stock options to purchase common stock	8,548	11,226
Restricted stock units	15,094	13,284
ESPP	83	182
Total shares of potentially dilutive securities	29,254	34,703
For the 2025 Notes and 2026 Notes, the Company calculated the potential dilutive effect under the if-converted method. The potential additional shares from the full conversion of the 2025 Notes and 2026 Notes are 2.4 million shares and 3.1 million shares, respectively. These shares are excluded from the diluted net income (loss) per share calculation because their effect would be anti-dilutive.

19. Income Taxes
The Company recorded an income tax benefit of $0.1 million and income tax expense of $1.5 million for the three and nine months ended September 30, 2025, compared to income tax expense of $0.2 million and $1.3 million for the three and nine months ended September 30, 2024. The decrease in income tax expense was primarily attributable to the insignificant non-routine tax expenses recorded in the prior year and changes in the mix of taxable earnings.
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
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted. The OBBBA provides for significant U.S. tax law changes and modifications including making permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The enactment of OBBBA resulted in an immaterial impact on the income tax provision due to the Company’s valuation allowance and the Company does not expect that portions of OBBBA with future effective dates will have a material impact.
20. Geographic Information
The following table presents the Company's total net revenue by geography based on the currency of the underlying transaction (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$50,642	$56,335	$157,135	$181,431
United Kingdom	8,026	7,975	22,986	17,094
International	13,075	13,491	38,213	50,079
Total net revenue	$71,743	$77,801	$218,334	$248,604
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
Paid Ticket Volume
Paid ticket volume is measured by the number of tickets sold on our platform that generate ticket fees, referred to as paid ticket volume. We consider paid ticket volume an important indicator of the underlying health of the business. The table below sets forth the paid ticket volume for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Paid ticket volume	19,071	19,736	58,341	62,195
In the three months ended September 30, 2025, our paid ticket volume was 58% for events in the United States and 42% internationally, compared to 59% and 41% respectively in the same period of 2024. For the nine months ended September 30, 2025 the paid ticket volume for events in the United States was 59% and 41% internationally, compared to 60% and 40% for the same period of 2024.

Adjusted EBITDA
Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes and in evaluating acquisition opportunities. We calculate Adjusted EBITDA as net income (loss) adjusted to exclude depreciation and amortization, stock-based compensation expense, interest income, interest expense, employer taxes related to employee equity transactions, (gain) loss on debt extinguishment, other (income) expense, net, income tax provision, and significant and non-recurring legal matters, net of insurance recoveries.

Adjusted EBITDA should not be considered as an alternative to net income (loss) or any other measure of financial performance calculated and presented in accordance with GAAP.
Effective with the second fiscal quarter of 2025, we revised our definition of Adjusted EBITDA to include certain significant and non-recurring legal matters, net of insurance recoveries, that we consider to be non-recurring and not reflective of our ongoing operations. This change better aligns Adjusted EBITDA with how management evaluates our core operating performance. This updated definition has been applied prospectively, beginning with the three months ended June 30, 2025. Prior period results have not been recast, as the change does not impact any previously reported amounts.
The following table presents our Adjusted EBITDA for the periods indicated and a reconciliation of our Adjusted EBITDA to the most comparable GAAP measure, net income (loss), for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net income (loss)	$6,369	$(3,768)	$(2,349)	$(7,195)
Add:
Depreciation and amortization	3,370	3,946	11,627	11,189
Stock-based compensation	5,897	10,246	23,600	39,484
Interest income	(3,712)	(6,056)	(11,427)	(20,845)
Interest expense	1,618	2,084	3,792	7,690
Employer taxes related to employee equity transactions	51	97	422	889
(Gain) loss on debt extinguishment	(5,821)	315	(5,821)	315
Other (income) expense, net	766	(1,735)	(2,652)	(4,207)
Income tax (benefit) provision	(122)	208	1,491	1,266
Significant and non-recurring legal matters	—	—	737	—
Adjusted EBITDA	$8,416	$5,337	$19,420	$28,586
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

Results of Operations
The following tables set forth our condensed consolidated results of operations data and such data as a percentage of net revenue for the periods presented (in thousands):

Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$71,743	$77,801	$218,334	$248,604
Cost of net revenue	23,029	24,543	71,086	74,186
Gross profit	48,714	53,258	147,248	174,418
Operating expenses:
Product development	16,643	22,586	55,741	75,327
Sales, marketing and support	19,594	23,694	61,516	69,084
General and administrative	13,379	15,930	46,957	52,983
Total operating expenses	49,616	62,210	164,214	197,394
Loss from operations	(902)	(8,952)	(16,966)	(22,976)
Interest income	3,712	6,056	11,427	20,845
Interest expense	(1,618)	(2,084)	(3,792)	(7,690)
Gain (loss) on debt extinguishment	5,821	(315)	5,821	(315)
Other income (expense), net	(766)	1,735	2,652	4,207
Income (loss) before income taxes	6,247	(3,560)	(858)	(5,929)
Income tax (benefit) provision	(122)	208	1,491	1,266
Net income (loss)	$6,369	$(3,768)	$(2,349)	$(7,195)

Condensed Consolidated Statements of Operations, as a percentage of net revenue	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	100%	100%	100%	100%
Cost of net revenue	32%	32%	33%	30%
Gross profit	68%	68%	67%	70%
Operating expenses:
Product development	23%	29%	26%	30%
Sales, marketing and support	27%	30%	28%	28%
General and administrative	19%	20%	22%	21%
Total operating expenses	69%	80%	75%	79%
Loss from operations	(1)%	(12)%	(8)%	(9)%
Interest income	5%	8%	5%	8%
Interest expense	(2)%	(3)%	(2)%	(3)%
Gain (loss) on debt extinguishment	8%	—%	3%	—%
Other income (expense), net	(1)%	2%	1%	2%
Loss before income taxes	9%	(5)%	—%	(2)%
Income tax (benefit) provision	—%	—%	1%	1%
Net income (loss)	9%	(5)%	(1)%	(3)%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands except percentages)
Total net revenue	$71,743	$77,801	$(6,058)	(8)%	$218,334	$248,604	$(30,270)	(12)%
Net revenue decreased during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 primarily due to a decrease in ticketing revenue due to a lower paid ticket volume and a reduction in revenue from organizer fees. Revenue for the three and nine months ended September 30, 2025 reflects changes to organizer fees effective September 2024.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands except percentages)
Cost of net revenue	$23,029	$24,543	$(1,514)	(6)%	$71,086	$74,186	$(3,100)	(4)%
Percentage of total net revenue	32%	32%			33%	30%
Gross margin	68%	68%			67%	70%
Cost of net revenue decreased during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 primarily due to reduced processing fees.
Gross margin remained consistent for the three months ended September 30, 2025 compared to the prior year. Gross margin decreased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to changes to organizer fees in September 2024, including the discontinuation of the higher-margin organizer fees.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands except percentages)
Product development	$16,643	$22,586	$(5,943)	(26)%	$55,741	$75,327	$(19,586)	(26)%
Percentage of total net revenue	23%	29%			26%	30%
Product development expenses decreased for the three and nine months ended September 30, 2025 compared to the same periods in 2024, primarily due to lower personnel costs, including stock-based compensation. The decrease was also due to $3.5 million of expenses in the prior year related to a reduction in force.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands except percentages)
Sales, marketing and support	$19,594	$23,694	$(4,100)	(17)%	$61,516	$69,084	$(7,568)	(11)%
Percentage of total net revenue	27%	30%			28%	28%
Sales, marketing and support expenses decreased for the three and nine months ended September 30, 2025 compared to the same periods in 2024, primarily due to a reduction in chargeback activity reflecting improved transaction trends and the absence of losses recognized in the prior year and advanced payout adjustments. These decreases were partially offset by higher personnel costs, including stock-based compensation, driven by investments in the sales organization.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands except percentages)
General and administrative	$13,379	$15,930	$(2,551)	(16)%	$46,957	$52,983	$(6,026)	(11)%
Percentage of total net revenue	19%	20%			22%	21%
General and administrative expenses decreased during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by a decrease in personnel costs, including stock-based compensation. The decrease was also due to $1.5 million of expenses in the prior year related to a reduction in force.

General and administrative expenses decreased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven a decrease in personnel costs, including stock-based compensation, decreased professional services costs, also reflects $1.5 million incurred in the prior year related to a reduction in force, which was offset by a $4.4 million creator upfront reserve release that was recorded in the prior year. This release was associated with a loss recovery from a litigation settlement finalized in June 2024.
Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents, marketable securities and amounts held on behalf of customers.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands except percentages)
Interest income	$3,712	$6,056	$(2,344)	(39)%	$11,427	$20,845	$(9,418)	(45)%
Percentage of total net revenue	5%	8%			5%	8%
Interest income decreased during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, primarily due to lower interest rates and a lower balance of short-term investments in U.S. Treasury bills.
Interest Expense
Interest expense consists primarily of cash interest expense, amortization of debt discount, and issuance costs on our Convertible Notes and Term Loan.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands except percentages)
Interest expense	$1,618	$2,084	$(466)	(22)%	$3,792	$7,690	$(3,898)	(51)%
Percentage of total net revenue	2%	3%			2%	3%
Interest expense decreased for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, primarily due to the repurchase of portions of our outstanding Convertible Notes. We repurchased $120.0 million aggregate principal amount of the 2025 Notes in August 2024 and $125.0 million aggregate principal amount of the 2026 Notes in August 2025, which reduced our debt outstanding and lowered our interest expense in the current periods.
Gain (loss) on debt extinguishment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands except percentages)
Gain (loss) on debt extinguishment	$5,821	$(315)	$6,136	*	$5,821	$(315)	$6,136	*
Percentage of total net revenue	8%	—%			3%	—%
In August 2024, we completed privately negotiated repurchases of our outstanding 2025 Notes, repurchasing $120.0 million aggregate principal amount for an aggregate cash payment of $120.5 million, which included accrued and unpaid interest. We recognized a loss on extinguishment of $0.3 million in connection with these repurchases during three months ended September 30, 2024.
In August 2025, we executed similar privately negotiated repurchases of our outstanding 2026 Notes, repurchasing $125.0 million aggregate principal amount for an aggregate cash payment of $118.9 million, which included accrued and unpaid interest. We recognized a gain on extinguishment of $5.8 million in connection with these repurchases during three months ended September 30, 2025.

Other Income (Expense), Net
Other income (expense), net consists primarily of foreign exchange rate remeasurement gains and losses recorded from consolidating our subsidiaries each period-end.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands except percentages)
Other income (expense), net	$(766)	$1,735	$(2,501)	(144)%	$2,652	$4,207	$(1,555)	(37)%
Percentage of total net revenue	(1)%	2%			1%	2%
Other income decreased during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by foreign currency rate measurement fluctuations.
Other income decreased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, driven by foreign currency rate measurement fluctuations, offset by a $3.9 million gain awarded from a favorable litigation settlement in June 2024.
Income Tax (Benefit) Provision
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(in thousands except percentages)
Income tax (benefit) provision	$(122)	$208	$(330)	(159)%	$1,491	$1,266	$225	18%
Percentage of total net revenue	—%	—%			1%	1%
The provision for income taxes remained generally consistent for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. On July 4, 2025, the OBBBA was enacted. The OBBBA provides for significant U.S. tax law changes and modifications including making permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The enactment of OBBBA resulted in an immaterial impact on the income tax provision due to the Company’s valuation allowance and the Company does not expect that portions of OBBBA with future effective dates will have a material impact.

Liquidity and Capital Resources
As of September 30, 2025, we had cash and cash equivalents of $402.8 million, funds receivable of $17.9 million, and restricted cash of $107.9 million. Our cash and cash equivalents include bank deposits and money market funds held by financial institutions. Our funds receivable represents cash-in-transit from credit card processors that is received to our bank accounts within five business days of the underlying ticket transaction. In 2024, we established a letter of credit amounting to $48.0 million in order to manage and mitigate potential risks related to refunds and chargebacks. In August 2025, we entered into a $60.0 million term loan, the proceeds of which are being held in escrow pursuant to the Credit Agreement. These escrowed proceeds, together with the cash securing the letter of credit, are classified as restricted cash on the condensed consolidated balance sheets. The escrowed funds will remain restricted until certain conditions related to the repayment or repurchase of our outstanding notes are satisfied.
As of September 30, 2025, approximately 25% of our cash was held outside of the United States. We do not expect to incur significant taxes related to these amounts. The cash was held primarily to fund our foreign operations and on behalf of, and to be remitted to, creators. Collectively, our cash and cash equivalents balances represent a mix of cash that belongs to us and cash that is due to creators.
Amounts due to creators, which totaled $339.0 million as of September 30, 2025, are presented on our condensed consolidated balance sheets as accounts payable, creators. These ticketing proceeds are legally unrestricted. For qualified creators, we remit ticket sales proceeds prior to the event, subject to certain limitations. Internally, we refer to these payments as advance payouts. When we provide advance payouts, we assume risk that an event may be canceled, fraudulent, or materially different from what was described, resulting in significant chargebacks or refund requests. Our standard merchant agreement obligates creators to repay us for ticket sales advanced under such circumstances. If a creator is insolvent, has spent the proceeds of ticket sales on event-related costs, cancels the event, or engages in fraudulent activity, we may not be able to recover those advance payout losses. Such unrecoverable amounts could equal the value of ticket sales or amounts previously settled to the creator for events that have been postponed, canceled, or disputed.
We record estimates for losses related to chargebacks and refunds based on various factors, including the amounts paid and outstanding to creators under the advance payout program, macroeconomic conditions, and actual chargeback and refund activity trends. Due to the influence of macroeconomic conditions—such as shifts in consumer behavior, inflation, increased labor costs, and higher interest rates—our reserve estimates are subject to uncertainty, and actual losses could differ materially from our current estimates. We will adjust our recorded reserves in future periods to reflect our best estimates of future outcomes. We may pay in cash a portion of, all of, or an amount greater than the $10.3 million provision recorded as of September 30, 2025.
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
During the third quarter of 2024, we entered into separate, privately negotiated repurchases pursuant to which we repurchased $120 million aggregate principal amount of the 2025 Notes. On August 6, 2025, we entered into the 2026 Repurchases with certain holders of our outstanding 2026 Notes. Pursuant to the 2026 Repurchases, we repurchased $125.0 million aggregate principal amount of the 2026 Notes for an aggregate cash repurchase price of $118.9 million, which included accrued and unpaid interest. The 2026 Repurchases resulted in a $5.8 million gain on extinguishment recognized in the third quarter of 2025.
Also on August 6, 2025, we entered into a Credit Agreement that provides for a four-year, $60.0 million senior secured Term Loan facility. The proceeds of the Term Loan are being held in escrow until the full amount of the 2025 Notes and an agreed portion of the 2026 Notes are repaid or repurchased, and the remaining portion of the 2026 Notes is cash-collateralized. Following the release from escrow, the proceeds may be used for general corporate purposes. Borrowings under the Term Loan bear interest at a term SOFR rate plus an applicable margin of 2.50% per annum.
In March 2024, our board of directors approved a share repurchase program authorizing the purchase of up to $100.0 million of our Class A common stock. The authorization does not obligate us to repurchase any specific number of shares, has no expiration date, and may be modified, suspended, or discontinued at any time at our discretion. Through September 30, 2025, we repurchased 10,201,720 shares of our Class A common stock for an aggregate amount of $50.0 million. As of September 30, 2025, approximately $50.0 million remained available and authorized for future repurchases.
On July 4, 2025, the OBBBA was enacted, introducing significant changes to U.S. tax law. Among other provisions, OBBBA makes permanent several key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, immediate expensing of domestic research costs, and limitations on business interest expense deductions. The enactment of OBBBA had an immaterial impact on our income tax provision for the nine months ended September 30, 2025, primarily as a result of our valuation allowance. We do not expect provisions of OBBBA with future effective dates to have a material impact on our financial position, results of operations, or liquidity.
We believe that our existing cash, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect.

Cash Flows
Our cash flow activities were as follows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$78,550	$80,856
Investing activities	22,040	124,644
Financing activities	(64,145)	(166,129)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9,701	2,386
Net increase in cash, cash equivalents and restricted cash	$46,146	$41,757

Comparison of Nine Months Ended September 30, 2025 and 2024
Cash Flows from Operating Activities
The net cash provided by operating activities of $78.6 million for the nine months ended September 30, 2025 was primarily due to our net loss of $2.3 million, adjusted for non-cash charges of $44.0 million primarily driven by stock-based compensation expense, and changes in our operating assets and liabilities that provided $36.9 million in cash, primarily driven by timing of accounts payable to creators and funds receivable.
The net cash provided by operating activities of $80.9 million for the nine months ended September 30, 2024 was primarily due to our net loss of $7.2 million, adjusted for non-cash charges of $65.3 million primarily driven by stock-based compensation expense and changes to our operating assets and liabilities that used $22.8 million in cash, primarily driven by timing of accounts payable to creators and funds receivable.
Cash Flows from Investing Activities
Net cash provided by investing activities of $22.0 million for the nine months ended September 30, 2025 primarily consisted of $25.0 million maturity of short-term investments.
Net cash provided by investing activities of $124.6 million for the nine months ended September 30, 2024 primarily consisted of $269.0 million maturity of short-term investments, offset by a $136.8 million in purchases of short-term investments.
Cash Flows from Financing Activities
Net cash used in financing activities of $64.1 million during the nine months ended September 30, 2025 was primarily due to $118.9 million repurchase of the 2026 Notes, offset by the $60 million issuance of the new Term Loan.
Net cash used in financing activities of $166.1 million during the nine months ended September 30, 2024 was primarily due to the $120.5 million repurchase of the 2025 Notes, $39.3 million repurchase of our Class A common stock and $6.8 million in taxes paid related to net share settlement of equity awards.
Effect of exchange rate changes on cash, cash equivalents and restricted cash
The effect of exchange rate changes on cash, cash equivalents and restricted cash on our condensed consolidated statements of cash flows relates to certain of our assets, primarily cash balances held on behalf of creators that are denominated in currencies other than the functional currency. These cash assets held for creators are directly offset by a corresponding liability to creators. During the nine months ended September 30, 2025 and 2024 we recorded an increase of $9.7 million and $2.4 million, respectively, in cash, cash equivalents and restricted cash, primarily due to the weakening of the U.S. dollar. The impact of the effect of exchange rate changes are primarily attributed to creator cash balances, which can serve as a natural hedge for the effect of exchange rates on accounts payable, creators presented within operating activities.

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
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements and did not have any such arrangements as of September 30, 2025.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We are exposed to market risk from changes in interest rates primarily related to our holdings of cash, cash equivalents, short-term investments, and our outstanding variable-rate Term Loan. As of September 30, 2025, we had cash and cash equivalents of $402.8 million and restricted cash of $107.9 million. The primary objective of our investment approach is to preserve capital principal and provide liquidity. Borrowings under the Term Loan facility bear interest at a variable rate based on term SOFR plus an applicable margin. As the Term Loan carries a variable interest rate, our interest expense will fluctuate based on changes in market rates. A 10% change in the level of market interest rates would not have a material effect on our business, financial conditions or results of operations. In addition, our Convertible Notes are subject to fixed annual interest charges. These Convertible Notes therefore are not exposed to financial or economic risk associated with changes in interest rates. However, the fair value of these Convertible Notes may fluctuate when interest rates change or can be affected when the market price of our Class A common stock fluctuates. We carry the Convertible Notes at face value less unamortized issuance cost on our balance sheet, and we present the fair value for required disclosure purposes only.
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
Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required for disclosure in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to Company management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
There have been no material changes from the risk factors set forth in Part I, Item 1A, of our 2024 Form 10-K, except for the following risk factors, which supplement the risk factors previously disclosed and should be considered in conjunction with the risk factors set forth in the 2024 Form 10-K. You should carefully consider the risks and uncertainties described in the 2024 Form 10-K, together with all of the other information in the 2024 Form 10-K and this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, and other documents that we file with the U.S. Securities and Exchange Commission. The risks and uncertainties described in the 2024 10-K and this Quarterly Report on Form 10-Q may not be the only ones we face. If any of the risks actually occur, our business, results of operations, financial condition and prospects could be harmed. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
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
There were no sales of unregistered equity securities during the three months ended September 30, 2025.
Issuer Purchases of Equity Securities
There were no issuer purchases of equity securities during the three months ended September 30, 2025:
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
Director and Officer 10b5-1 Trading Plans (10b5-1 Plans)
There were no written trading arrangements under Rule 10b5-1 that were adopted, terminated or modified by our directors or officers during the three months ended September 30, 2025.
There were no "non-Rule 10b5-1 trading arrangements," as defined in item 408(c) of Regulation S-K, adopted, terminated or modified by our directors or officers during the three months ended September 30, 2025.

Item 6. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Index

	Description of Exhibits	Incorporated by Reference
Exhibit Number		Form	Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	August 28, 2018
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	3.1	June 12, 2024
3.3	Second Amended and Restated Bylaws.	8-K	3.1	December 21, 2022
4.1	Form of Class A Common Stock Certificate.	S-1/A	4.1	September 7, 2018
10.1†^	Credit Agreement, dated August 6, 2025, by and among the Company, the guarantors party thereto from time to time, the lenders party thereto from time to time, Morgan Stanley Senior Funding, Inc., as syndication agent, Axos Bank, as documentation agent, and Silicon Valley Bank, as administrative and collateral agent.	8-K	10.1	August 7, 2025
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)			Filed herewith

# Indicates compensatory plan
*The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
† Portions of the exhibit, marked by brackets, have been omitted in accordance with Item 601(b)(10) of Regulation S-K because the omitted information (i) is not material and (ii) is the type of information that the Company treats as private or confidential.
^ Portions of this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish a copy of all omitted schedules and exhibits to the Securities and Exchange Commission upon its request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eventbrite, Inc.

November 6, 2025	By:	/s/ Julia Hartz
Julia Hartz
Chief Executive Officer
(Principal Executive Officer)

November 6, 2025	By:	/s/ Anand Gandhi
Anand Gandhi
Chief Financial Officer
(Principal Accounting and Financial Officer)