Form 10-K
period 2025-12-31
Eventbrite, Inc.
filed 2026-03-12
CIK 1475115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K
____________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the New York Stock Exchange on such date was approximately $205.9 million.
As of March 5, 2026, 85,077,325 shares of the registrant's Class A common stock and 15,638,904 shares of the registrant's Class B common stock were outstanding.

EVENTBRITE, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "appears," "shall," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements related to geopolitical and macroeconomic events, including their impact on us, our operations, or our future financial or operational results; our convertible senior notes; our future financial performance, including our revenue, costs of revenue and operating expenses; our anticipated growth and growth strategies and our ability to effectively manage that growth; our ability to achieve and grow profitability; changes in our business model; our advance payout program; the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs; our predictions about industry and market trends; our ability to attract and retain creators and drive consumer demand; our ability to successfully operate internationally; our ability to attract and retain employees; our ability to comply with modified or new laws and regulations applying to our business; the impact of the transaction with Bending Spoons US Inc. and our ability to realize the expected benefits of such transaction; and our ability to successfully defend litigation brought against us and the potential effect of any current litigation on our business, financial condition, results of operations or liquidity.
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
All forward-looking statements are based on information and estimates available to Eventbrite, Inc. ("Eventbrite" or the "Company") at the time of this Annual Report on Form 10-K and are not guarantees of future performance. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law.

EXPLANATORY NOTE
On December 1, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bending Spoons US Inc., a Delaware corporation and a wholly owned subsidiary of Bending Spoons S.p.A. (“Bending Spoons”), and Everest Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Bending Spoons (“Merger Sub”). On March 10, 2026, pursuant to the Merger Agreement, Merger Sub merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Bending Spoons (the “Merger”). As a result of the Merger, the Company will cease be a publicly traded company. The Company’s Class A common stock will no longer be listed on the New York Stock Exchange (the “NYSE”), and the registration of the Company’s Class A common stock under the Securities Exchange Act of 1934, as amended (the "Exchange Act") will be terminated. Unless otherwise noted, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company” or “Eventbrite” refer to the Company and its business prior to the Merger. This Annual Report on Form 10-K does not reflect any changes in the Company’s business plan that may occur over time as a result of the consummated Merger and the Company becoming part of the Bending Spoons group of companies.
2

SELECTED RISKS AFFECTING OUR BUSINESS
The risks described in “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K could materially adversely affect our business, financial condition, results of operations, and prospects. These risks include, among others, the following:
Risks Related to the Merger
•The Merger may disrupt our business and relationships with employees and third parties and result in transaction and integration-related costs, any of which could negatively impact our business and results of operations.
•Following the Merger, our shareholders will not be able to participate in any further upside to our business.
•We may not be able to realize the expected benefits of the Merger within the expected timeframe or at all.
Risks Related to Our Business and Industry
•We have a history of losses and we may not be able to generate sufficient revenue to achieve and maintain profitability.
•Our corporate strategy may not be successful.
•Our success depends on our ability to generate and grow our paid ticket volume by attracting and retaining creators, consumers and a catalog of locally relevant, high-quality events in the regions where we operate.
•Factors adversely affecting the live event market could impact our results of operations.
•Our pricing model and cost may affect our ability to attract or retain creators.
•We operate in an evolving industry which makes it difficult to evaluate our current business and future prospects.
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
3

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
4

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
In 2025, Eventbrite creators hosted nearly 4.6 million free and paid events, issuing 258 million tickets on our global marketplace which resulted in over $3.0 billion dollars in gross ticket sales for the year. As more creators and consumers view Eventbrite as a trusted marketplace for live events, we believe we can drive more ticket sales and enhance our market position.
Merger with Bending Spoons
On December 1, 2025, Eventbrite entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bending Spoons US Inc., a Delaware corporation and a wholly owned subsidiary of Bending Spoons S.p.A. (“Bending Spoons”), and Everest Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Bending Spoons (“Merger Sub”), pursuant to which, among other things, Merger Sub would merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Bending Spoons (the “Merger”). The Board of Directors of the Company (the “Board”) unanimously approved the Merger and the Merger Agreement.
On February 27, 2026, Eventbrite's stockholders approved the Merger. The Merger was consummated on March 10, 2026. As a result of the Merger, each share of Eventbrite’s Class A common stock and Class B common stock issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) was cancelled and converted into the right to receive $4.50 in cash, without interest and subject to applicable withholding taxes as set forth in the Merger Agreement. The consolidated financial statements included in this Annual Report on Form 10-K are prepared on a standalone historical basis and do not reflect any purchase accounting or other adjustments resulting from the completed Merger.
On March 10, 2026, immediately following the consummation of the Merger (the “Closing”), Eventbrite notified the NYSE that the Merger had been completed and requested that trading of Eventbrite’s Class A common stock on the NYSE be suspended, and an application on Form 25 be filed with the U.S. Securities and Exchange Commission (the “SEC”) to remove Eventbrite’s Class A common stock from listing on the NYSE and Eventbrite’s Class A common stock from registration under Section 12(b) of the Exchange Act. Eventbrite intends to file a Form 15 with the SEC to terminate the registration of Eventbrite’s Class A common stock under Section 12(g) of the Exchange Act and suspend reporting obligations relating to Eventbrite’s Class A common stock under Sections 13 and 15(d) of the Exchange Act. Consequently, Eventbrite will cease to be a publicly traded company.
The foregoing summary of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 to this Annual Report on Form 10-K. For additional information related to the Merger Agreement, please refer to the Definitive Proxy Statement on Schedule 14A filed with the SEC on January 28, 2026, as supplemented by the Current Report on Form 8-K filed with the SEC on February 13, 2026 (the "Definitive Proxy Statement").
Our Strategy
As a global live events marketplace, we seek to connect consumers with relevant live events and to enable creators to host, manage, and grow successful events by leveraging Eventbrite’s marketplace, tools, and services. We are focused on making strategic and disciplined investments that align with our long-term growth objectives and support sustainable financial performance. Our strategy to build and maintain an indispensable marketplace for live events is centered around the following priorities:
Strengthening our trusted brand: We are deeply committed to building and strengthening Eventbrite as a powerful, mission-driven brand that not only inspires trust, but also brings people together through live experiences and the communities they create. Our brand is not just about trust and reliability, it’s about the joy, connection, and shared moments that define great events. We continue to integrate our brand across product, sales, and marketing to ensure a cohesive experience that supports long-term engagement and retention. We believe that brand trust and affinity arise from providing seamless access to relevant live experiences, creating an intuitive and safe ticketing experience and event management, and fostering deep relationships with both creators and consumers. By doing so, we aim to reinforce that Eventbrite is the best place to discover, host, and attend events. For consumers, we seek to inspire confidence and delight throughout their journey by offering improving event relevance, enhancing customer support, and protecting against fraudulent events. For creators, we seek to build trust by delivering a best-in-class product experience, supporting demand generation as a business growth partner, and ensuring reliable and timely payouts.
Powering creator success and growth of our ticketing business: We are focused on powering creator success by supporting acquisition, retention, and activity across our marketplace, while continuing to grow our core ticketing business. Our strategy emphasizes delivering tools that help creators operate more efficiently, reach broader audiences, and scale their events over time. We continue to offer a free tier that allows creators to publish events without upfront fees, which we believe reduces barriers to entry and supports participation across a wide range of event sizes and formats. In addition to ticketing functionality, we provide creators with tools designed to support marketing, event configuration, attendee management, and payouts. Our sales organization remains focused on supporting larger and more frequent creators with solutions intended to increase ticket sales and encourage long-term retention with the platform.
Driving consumer demand through discovery: We are focused on delivering a superior search and discovery experience for consumers that recommends the right events at the right time. We seek to understand our consumers’ live event interests and preferences, in aggregate and on a personal level, in order to anticipate and inspire their future live event experiences. We continue to invest in the discovery experience to enable consumers to more easily browse, filter, and find events that are relevant to their interests and amplify the human connection through social networks. We also continue to explore the use of artificial intelligence to improve discovery and engagement, while maintaining a trusted experience for users.
Our Marketplace
We leverage technology and the Eventbrite brand to engage audiences and connect them in ways that help maximize business opportunities for event creators and satisfy consumer demands.
Consumer Experiences
We aspire to be the trusted choice for event discovery by helping consumers find new, real life experiences and connect them with others who share their passions. When consumers come to Eventbrite, we are committed to delivering an engaging experience that feels relevant to their interests and location. We believe that investing in personalization for both recommendations, search and browse, showcasing region-specific inventory, and increasing visibility in the channels where our target audiences engage will continue to position Eventbrite as a leading consumer destination for live events.
In 2025, we launched a refreshed brand campaign and introduced a redesigned mobile application experience that emphasizes personalization, discoverability, and real-world connection. We continued investing in the machine-learning models that power search and discovery, with a focus on delivering more relevant, localized, and personalized event recommendations as consumers browse and search for things to do. By prioritizing content, personalization, and convenience on the mobile application, we seek to inspire consumers to attend more events as well as build long-term loyalty in our marketplace. To build on this growth, we are focused on improving how we match the right event to the right person at the right time, both within our marketplace and across our distribution channels.
Creator Experiences
Event creators are an integral part of the Eventbrite community and we built our platform to provide a seamless event creation process for both creators new to hosting events and for frequent creators with years of experience. We offer a self-service approach that drives our business model and go-to-market strategy, as we efficiently serve a large and broad creator base with minimal training, support, or professional services. Demand generation - our ability to enable creators to reach and engage broader audiences and drive ticket sales - is a significant source of audience growth for many creators. By expanding distribution and facilitating connections between creators and prospective attendees, we seek to increase transaction volume on our marketplace and strengthen our role as a strategic partner to event organizers.
In 2025, we continued to develop and enhance tools intended to support creators’ ability to manage events, reach audiences, and monetize activity on our marketplace. Eventbrite Ads continued to be offered as a solution for creators seeking to promote events and reach relevant audiences. Timed Entry, which was introduced in late 2024, saw continued adoption in 2025, particularly among creators managing session-based or multi-slot events, and provided additional functionality to help manage attendee flow. We also introduced Lineup, a tool designed for music organizers and venues that enables creators to add artist information to event listings and distribute those listings across certain third-party discovery platforms. In addition, Instant

Payouts allowed eligible creators to access ticket proceeds on demand and we have expanded payment options on our platform to include buy now, pay later (“BNPL”) solutions in select markets, enabling eligible attendees to pay for tickets in installments. We believe offering flexible payment methods reduces purchase friction and may broaden consumer access to live events. These products and investments are expected to strengthen the ease of use, performance and overall value proposition of our marketplace.
Our Technology
Our marketplace operates on a global scale and our technology platform is designed to perform consistently, securely, efficiently and reliably at high volume. Our platform must support transaction quantities generated by high-demand events and peak ‘on-sale’ transaction volumes, handling millions of events each year. To strengthen our platform infrastructure, we continue to shift from a monolithic architecture to a more scalable microservices architecture. We believe the microservices infrastructure we are implementing will improve our innovation velocity and our platform's overall scalability and availability. As we continue to evolve our platform technology, we are focused on investments in fraud protection via scalable models, machine-learning to improve search and discovery, and artificial intelligence to reduce creator effort in the event creation process.
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
As of December 31, 2025, we had a total of 636 full-time employees, of which 319 were in the United States and 317 were outside the United States.
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
Competition for Consumers

We believe that our competitors for consumers fall into five broad groups: (1) other ticketing providers; (2) search engines, namely Google, that aggregate consumer demand and search volume for things to do; (3) localized search platforms that pinpoint specific types of events in target geographical regions; (4) social media platforms with large influencer presences that cater to audiences based on recent patterns and algorithms; and (5) emerging AI-powered and chat-based discovery interfaces that may change how consumers search for, compare, and transact for experiences, and may affect traffic patterns, conversion dynamics, and user experience expectations.
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
Additional Information
The following filings are available through our investor relations website after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our Proxy Statements for our annual meetings of stockholders. These filings are also available for download free of charge on our investor relations website. Our investor relations website is located at http://investor.eventbrite.com/. The SEC also maintains a website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.

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
Risks Related to the Merger
The Merger may disrupt our business and relationships with employees and third parties and result in transaction and integration-related costs, any of which could negatively impact our business and results of operations.
On December 1, 2025, we entered into the Merger Agreement with Bending Spoons and Merger Sub pursuant to which Bending Spoons agreed to acquire the Company in an all-cash transaction for $4.50 per share of our issued and outstanding Class A common stock and Class B common stock. The Merger was consummated on March 10, 2026.
In connection with the Merger, our current and prospective employees may experience uncertainty about their future roles with us, which may materially adversely affect our ability to attract, motivate, and retain key personnel and other employees following the Merger. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the Merger. Accordingly, no assurance can be given that we will be able to attract and retain key employees to the same extent that we have been able to in the past.
The Merger has caused, and may continue to cause, disruptions to our business or business relationships with our existing and potential customers, suppliers, vendors, landlords, and other business partners, and this could have an adverse impact on our results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties, or seek to negotiate changes to or alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.
We have incurred, and expect to incur, a number of non-recurring costs associated with the Merger and combining the operations of the Company with and into Bending Spoons. It is possible that we may also incur significant costs in connection with the defense or settlement of stockholder litigation relating to the Merger, including costs associated with the indemnification obligations to our directors and officers. We continue to assess the magnitude of these costs, and additional unanticipated costs may also be incurred in connection with the Merger and integration process.
Any of the foregoing, individually or in combination, could materially and adversely affect our business, our financial condition and our results of operations.
Following the Merger, our shareholders will not be able to participate in any further upside to our business.
As a result of the Merger, each share of our Class A common stock and Class B common stock was automatically converted into the right to receive $4.50 in cash without interest and less any applicable withholding taxes as set forth in the Merger Agreement. Our shareholders will not receive any equity interests of Bending Spoons. As a result, if our business following the Merger performs well, our current shareholders will not receive any additional consideration and will therefore not receive any benefit from the future performance of our business.
We may not be able to realize the expected benefits of the Merger within the expected timeframe or at all.
The success of the Merger will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from combining our businesses with those of Bending Spoons. We may not realize these business opportunities and growth prospects on the expected timeframe, or at all. Integrating operations will be complex and will require significant efforts and expenditures. Our management may have its attention diverted while trying to integrate operations and corporate and administrative infrastructures. We may experience increased competition that limits our ability to expand our business, and we may fail to capitalize on expected business opportunities, including retaining current customers.
Achieving these expected or intended benefits will depend, in part, on our ability to integrate our business and operations with Bending Spoons’ business and operations successfully and efficiently. The integration process with Bending Spoons could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with clients, vendors, partners, employees or other third parties or our ability to achieve the anticipated benefits of the Merger and could harm our financial performance.
If we are unable to successfully or timely integrate our operations and business with Bending Spoons’ business, we may be unable to realize revenue growth, synergies and other anticipated benefits resulting from the Merger, and our business and results of operations could be adversely affected.
Risks Related to Our Business and Industry
We have a history of losses and we may not be able to generate sufficient revenue to achieve and maintain profitability.
We incurred net losses of $10.5 million and $15.6 million in the years ended December 31, 2025 and 2024, respectively, and as of December 31, 2025, we had an accumulated deficit of $841.5 million. Our net revenue was $291.8 million and $325.1 million for the years ended December 31, 2025 and 2024, respectively. We also expect our operating expenses to increase in future periods, and if our revenue does not increase to more than offset these anticipated increases in our operating expenses, we may not be able to achieve or maintain profitability and our business, financial condition and results of operations will be adversely affected.
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
Our pricing model and cost may affect our ability to attract or retain creators.
Our event creators publish their events for free, and attendees pay low cost ticketing fees only on paid tickets. We assess our pricing models and ticket fees based on prior experience, feedback from creators and data insights, and we periodically adjust the pricing and composition of our packages, and may periodically adjust our pricing model and cost structure.
In early 2023, we raised ticketing fees for the first time in five years, and we have implemented pricing increases since January 2023 to reflect enhanced product features. We plan to continue making changes to our pricing structure from time to time.
In June 2023, we introduced a new pricing model which introduced new plans, fee types and subscription packages for event creators, which may include an organizer fee to creators in order to publish an event on the Eventbrite marketplace. In September 2024, we reverted to our original pricing model, removing upfront fees, and enabling creators to publish unlimited events of any size on Eventbrite. Creators who would like additional email marketing capabilities are still able to opt into a subscription add-on that offers extra daily email sends. Despite returning to a “free to publish” model, we may be unable to win back the business of departed creators, attract new creators or retain existing creators if we are unable to regain creators’ trust and demonstrate the value of our marketplace.
Additionally, changes to our pricing model, or our inability to effectively or competitively price our packages and solutions, could harm our business, financial condition and results of operations and impact our ability to predict our future performance.
We operate in an evolving industry which makes it difficult to evaluate our current business and and future prospects.
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
Upfront payments are common practice in certain segments of the ticketing industry and are typically made to a creator upon entering into or renewing a multi-year exclusive ticketing or services contract with us, or upon meeting annual contractual requirements. A creator who has received a non-recoupable payment keeps the entire upfront payment, so long as the creator complies with the terms of the creator’s contract with us, including, but not limited to, performance of an event and achievement of certain ticket sale minimums. For recoupable advances we are entitled to recoup the entire advance by withholding all or a portion of the ticket sales sold by the creator to whom the advance was previously paid until we have fully recouped the advance. A creator is generally obligated to repay all or a portion of the upfront payment to us if such creator does not comply with the terms of the contract or perform an event, although there is no guarantee that we will be able to collect such repayment. When we provide advance payouts, we assume significant risk that the event may be cancelled, postponed, fraudulent, materially not as described or removed from our platform due to its failure to comply with our terms of service, merchant agreement or community guidelines, resulting in significant chargebacks, refund requests and/or disputes between consumers and creators. If the creator is insolvent, has spent the proceeds of the ticket sales for event-related costs, has cancelled the event, or has engaged in fraudulent activity, we may not be able to recover our losses from these events. These losses could be many multiples of the fees we collected from such transactions. As of December 31, 2025 and December 31, 2024, advance payouts outstanding were $101.1 million and $101.2 million, respectively.
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
Non-recoupable payments, net, including noncurrent balances, were $6.5 million and $7.5 million as of December 31, 2025 and 2024, respectively, and, as of December 31, 2025, these payments were being amortized over a weighted-average remaining life of 3.1 years on a straight-line basis.

Creator advances, net, including noncurrent balances, were $8.6 million and $3.4 million as of December 31, 2025 and December 31, 2024, respectively.
We make upfront payments based on the expectations of future ticket sales on our platform by such creators. We make the decision to make these payments based on our assessment of the past success of the creator, past event data, future events the creator is producing and other financial information. However, event performance may vary greatly from year to year and from event to event. If our assumptions and expectations with respect to event performance prove wrong or if a counterparty defaults or an event is not successful or is cancelled, our return on these upfront payments will not be realized and our business, financial condition and results of operations could be harmed.
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
We also rely on affiliate and third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in our systems and infrastructures, our businesses, our affiliates’ and/or third-party systems we use, or deterioration in the performance of these systems and infrastructures, could impair our ability to provide services, fulfill orders and/or process transactions. From time to time, we experience system interruptions caused by outages by our partners that make some or all systems or data unavailable or prevent us from efficiently providing services or fulfilling orders. For example, on October 19 and October 20 of 2025, Amazon Web Services (AWS) experienced an outage that lasted over 14 hours, during which time our platform was disrupted. While this event did not have a material impact on our business, such events can reduce consumer trust in our platform.
We outsource our cloud infrastructure to AWS, which hosts our platform, and therefore we are vulnerable to service interruptions at AWS, which could impact the ability of creators and consumers to access our platform at any time, without interruption or degradation of performance. Our customer agreement with AWS will remain in effect until July 31, 2030. In the event that our AWS service agreements are terminated, or there is a lapse of service, interruption of Internet service provider connectivity or damage to AWS facilities, we could experience interruptions in access to our platform as well as delays and additional expense in arranging new facilities and services. For example, we previously experienced interruptions in the performance of our platform because of a hardware error that AWS experienced. We may also incur significant costs for using an alternative cloud infrastructure provider or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use.
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
Our platform and solutions are accessed by a large number of creators and consumers often at the same time. As we continue to expand the volume of creators and consumers using the platform and the solutions available to those creators and consumers, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. Furthermore, capacity constraints could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks. In addition, the failure of AWS cloud infrastructure or other third-

party Internet service providers to meet our capacity requirements could result in interruptions or delays in access to our platform or impede our ability to scale our operations. The occurrence of any of these events could harm our business, financial condition and results of operations.
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

We also rely on application marketplaces, such as Apple’s App Store and Google’s Play, to drive downloads of our applications. From time to time, Apple, Google or other marketplaces make changes that make access to our products more difficult. Our applications may receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order in which they appear within marketplaces. Similarly, if problems arise in our relationships with providers of application marketplaces, traffic to our site and our user growth could be harmed.
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
In the United States, numerous states have adopted new or modified data privacy and security laws that apply to companies like ours. For example, the California Consumer Privacy Act ("CCPA") establishes a privacy framework for covered businesses such as ours and has required, and will likely continue to require, us to modify our data processing practices and policies and incur compliance related costs and expenses. Among other things, the CCPA provides certain rights to California residents, such as the right to opt out of certain sales or transfers of personal information (including for cross-context behavioral advertising) and requires specific disclosures to California residents about data collection, use and disclosure practices. The CCPA provides for potentially severe statutory penalties, and a private right of action for certain data breaches. It also created a new California data protection agency specifically tasked to enforce the law, which has resulted in increased regulatory scrutiny of companies doing business in California in the areas of data protection and security. The enactment of the CCPA has prompted a wave of similar legislative developments in other states in the United States, which creates a patchwork of overlapping but different state laws and conflicting requirements that make compliance challenging. Since the CCPA went into effect, laws governing the processing of personal information, including for marketing purposes, took effect in a number of states, including Virginia, Colorado, Connecticut, and Utah, and have been passed or proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States.
Furthermore, the Federal Trade Commission ("FTC") and many state regulators continue to enforce a variety of data privacy and security issues, such as promises made in privacy policies, failures to take appropriate steps to keep personal information secure, or unfair processing of sensitive personal information, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws.
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
Outside the United States, personal data is increasingly subject to regulation in numerous jurisdictions in which we operate, and the requirements can be more restrictive and rigorous than those in the United States. In particular, we are subject to data protection laws in Europe including the General Data Protection Regulation 2016/679 (GDPR) and the United Kingdom General Data Protection Regulation and Data Protection Act of 2018 ("UK GDPR", and collectively referred to as "GDPR"), which impose stringent data protection obligations for processors and controllers of personal data with the risk of enforcement action, civil claims (including class actions), significant penalties (up to the greater of €20 million/£17.5 million or 4% of global turnover) or requirements for us to cease or change how we process personal data and conduct our business. Furthermore, because we are under the supervision of relevant data protection authorities in both the EU and the UK, we may be fined under both the EU GDPR and the UK GDPR for the same breach.

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
The GDPR regulates cross-border transfers of personal data out of the European Economic Area ("EEA") and the UK. Case law from the Court of Justice of the European Union ("CJEU") states that reliance on standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism) alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country. We currently rely on the EU standard contractual clauses, UK Addendum to the EU standard contractual clauses and the UK International Data Transfer Agreement, as relevant, to transfer personal data outside the EEA and the UK with respect to both intragroup and third party transfers. However, we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As regulatory guidance and the enforcement landscape develops, we could suffer additional costs, complaints and/or regulatory investigations or fines, or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our business, financial condition and results of operations.
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
We have incorporated a number of third-party, machine learning algorithms and models, automated decision-making technologies, and generative AI features (collectively, "AI Technologies") into our products. This technology, which is a new and emerging technology that is in its early stages of commercial use, presents a number of risks inherent in its use.
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
We operate in a competitive landscape that provides consumers and creators with many channels to promote or engage with live experiences. We compete with a variety of competitors to secure new and retain existing consumers and creators. For consumers, we face competition from a number of media, including but not limited to: (i) other ticketing providers; (ii) search engines, namely Google, that aggregate consumer demand and search volume for things to do; (iii) localized search platforms that pinpoint specific types of events in target geographical regions; (iv) social media platforms with large influencer presences that cater to audiences based on recent patterns and algorithms; and (v) emerging AI-powered and chat-based discovery interfaces that may change how consumers search for, compare, and transact for experiences, and may affect traffic patterns, conversion dynamics, and user experience expectations. Some competitors for consumers are also partners we rely on for consumer reach. For creators, we face competition from a number of solutions, including but not limited to: (i) other ticketing providers; (ii) creator-developed ad hoc systems; and (iii) event marketplaces with planning solutions, which are typically dedicated to a particular category of events in a limited number of geographies. Some of our competitors for creators have existing relationships or may develop relationships with potential creators or the venues or facilities used by those creators, which have in the past caused and may in the future cause those creators to be unwilling or unable to use our platform and this may limit our ability to successfully compete in certain markets where such relationships are common. For example, some competitors purchase venues or rights to events and/or enter into exclusivity agreements with creators. If creators do not remain independent from our potential competitors, demand for our platform will diminish and our business, financial condition and results of operations will be harmed.
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
We outsource a portion of our business operations to third-party providers located outside the United States, including the outsourcing of some of our front-line customer support functions to third-party providers located in the Philippines and El Salvador. The services provided by these third-party providers include, but are not limited to, supporting critical financial functions such as creator payouts, chargeback management, and fraud identification. These third-party providers may make errors and not comply with our contractual requirements, and their personnel may not provide us or our creators and consumers with an acceptable level of service, which could damage our relationships with our creators and consumers. This could result in financial loss and significant disruptions in our operations, and replacing currently outsourced functions could result in significantly increased costs to undertake our operations. In addition, our outsourced functions may be negatively impacted by any number of factors, including political unrest, public health crises, social unrest, terrorism, war, vandalism, currency fluctuations, changes to the laws of the jurisdictions in which we do business or outsource operations, or increases in the cost of labor and suppliers in any jurisdiction in which we outsource any portion of our business operations. As a result of our outsourcing activities, it may also be more difficult for us to recruit and retain qualified employees for our business needs at any time. Any failure to successfully outsource portions of our business operations could materially adversely affect our business, financial condition and results of operations.
If we do not manage the risks of operating internationally effectively, our business, financial condition and results of operations could be harmed.
In 2025 and 2024, we derived 28% and 27%, respectively, of our net revenue from outside of the United States. We currently have various offices outside the United States, including offices in the United Kingdom, India, Ireland, Spain, Australia and Argentina. We have concentrated engineering and business development teams in India and Spain. Our international operations and results are subject to a number of risks, including:
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
We are subject to economic and trade sanctions laws and regulations of the United States and applicable international jurisdictions, such as those that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control ("OFAC"). Such laws and regulations prohibit or restrict transactions and dealings involving specified countries, their governments, and certain individuals and entities, including those that are specially designated sanctions targets, or 50% or more by the same (collectively, "Sanctions"). As federal, state and foreign legislative regulatory scrutiny and enforcement actions in these areas increase, we expect our compliance costs to increase, perhaps substantially. Failure to comply with any of these requirements could result in the limitation, suspension or termination of our platform, imposition of significant civil and criminal penalties, including fines, and/or the seizure and/or forfeiture of our assets, as well as reputational harm. While we endeavor to conduct our business in compliance with applicable laws and regulations, and maintain policies and procedures reasonably designed to ensure compliance with Sanctions, we cannot guarantee that these measures will be fully effective in ensuring compliance and preventing violations in the future, particularly as the scope of certain laws may be unclear and may be subject to change. The development, implementation and maintenance of Sanctions compliance policies and procedures may be time-consuming or result in the delay or loss of sales opportunities or impose other costs.
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
In addition, our business is subject to many laws and regulations, both foreign and domestic. These laws and regulations vary from jurisdiction to jurisdiction and may sometimes conflict. For example, in November 2022, the EU Digital Services Act ("DSA") came into force, and in February 2024, the majority of the DSA’s substantive provisions relating to content moderation and transparency, which apply to us, took effect. The extent of regulatory enforcement and the additional obligations that may be imposed upon us under the DSA and similar pending legislation is not clear yet. The DSA may increase our compliance costs and require changes to our user interfaces and content moderation processes and operations, which may adversely affect our ability to attract and provide our services to creators and consumers, and may otherwise affect our business, financial condition and results of operations. Failure to comply with the DSA can result in fines of up to 6% of total annual worldwide turnover, and recipients of services have the right to seek compensation from providers in respect of damage or loss suffered due to infringement by the provider to comply with the DSA. Similarly, in the United Kingdom, the Online Safety Act 2023 (the "OSA") establishes an extensive regulatory framework for certain user-to-user and search services and imposes obligations to protect users from illegal content which, if applicable, may increase compliance costs and may otherwise adversely affect our business, financial condition and results of operations. Failure to comply with the OSA can result in fines of up to 10% of total annual worldwide turnover or £18 million (whichever is greater).
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
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended ("FCPA"), the United Kingdom Bribery Act 2010 (the "Bribery Act"), and other anti-corruption and anti-bribery laws in various jurisdictions, both domestic and abroad, where we conduct business. The FCPA and the Bribery Act prohibit us and our officers, directors, employees and business partners acting on our behalf, including agents, from, directly or indirectly, corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions to obtain or retain business or otherwise secure an improper advantage. The FCPA further requires us to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The Bribery Act also prohibits private-sector bribery, and accepting bribes. Our sales team sells use of our platform abroad, and we face significant risks if we fail to comply with the FCPA and other applicable anti-corruption laws. We operate in many jurisdictions around the world and may also have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of third-party intermediaries, our employees, representatives, contractors, partners, service providers and agents, even if we do not authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot ensure that all of our employees and agents, as well as those contractors to which we outsource certain of our business operations, will not take actions in violation of our policies or agreements and applicable law, for which we may be ultimately held responsible.
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
Additionally, we and our third-party payment service providers are subject to the Payment Card Industry Data ("PCI") Data Security Standard ("PCI-DSS"), issued by the PCI Council. PCI DSS is a multifaceted security standard that contains compliance guidelines and standards with regard to our security surrounding the physical administrative and technical storage, processing and transmission of individual cardholder data. Failure to be PCI-compliant or to meet other payment card standards may result in the imposition of financial penalties or the allocation by the card network of the costs of fraudulent charges to us. Additionally, if we or they experience substantial losses related to payment card transactions or in the event of noncompliance with PCI-DSS, we may choose to, or be required to, cease accepting certain payment cards for payment. Card associations and payment networks and their member financial institutions regularly update and generally expand security expectations and requirements related to the security of cardholder data and environments, which could make it difficult or impossible for us to comply and could require a change in our business operations.
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
In general, under Section 382 of the Internal Revenue Code of 1986, as amended ("Code"), a corporation that undergoes an “ownership change” (generally, a greater than 50 percentage point change in our equity ownership by certain stockholders or groups of stockholders) is subject to limitations on its ability to utilize its pre-change net operating losses ("NOLs") to offset future taxable income. We have undergone ownership changes in the past, which have resulted in limitations on our ability to utilize our NOLs, and future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. The existing NOLs of some of our subsidiaries may be subject to limitations arising from ownership changes prior to, or in connection with, their acquisition by us. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that, due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize some portion of our NOLs even if we attain profitability.
We may not be able to generate sufficient cash flows or raise the additional capital necessary to fund our operations or other liquidity needs.
As of December 31, 2025, we had cash and cash equivalents of $299.9 million, of which $253.6 million was cash held on behalf of and due to our creators. Our net revenues were $291.8 million and $325.1 million for the year ended December 31, 2025 and 2024, respectively, and the net cash provided by operating activities was $17.7 million and $35.6 million for the year ended December 31, 2025 and 2024, respectively.
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
We design and assess our program using several industry-leading frameworks including the National Institute of Standards and Technology Cybersecurity Framework ("NIST CSF"), Payment Card Industry Data Security Standard ("PCI-DSS"), and SOC2. With regards to the NIST CSF, this does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
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
•annual cybersecurity awareness training for our employees, incident response personnel, and senior management;
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
Cybersecurity Governance
Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the "Committee") oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.
The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
The Committee reports to the full board of directors regarding its activities, including those related to cybersecurity. The full board of directors also receives occasional briefings from management on our cyber risk management program. Our board of directors receives presentations on cybersecurity topics from our Senior Director of Information Technology & Security, internal security staff or external experts as part of the board of directors’ continuing education on topics that impact public companies.
Our management team, including our Senior Director of Information Technology & Security, is responsible for assessing and managing any potential material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes over 40 years of combined cybersecurity experience across architecture, engineering, operations and compliance.
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

Item 3. Legal Proceedings
See Note 10, "Commitments and Contingencies" and Note 16, "Subsequent Events" to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.
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
On December 1, 2025, we entered into the Merger Agreement with Bending Spoons, pursuant to which Bending Spoons acquired Eventbrite on March 10, 2026. On March 10, 2026, immediately following the Closing, we notified the NYSE that the Merger had been completed, requested that trading of our Class A common stock on the NYSE be suspended, and an application on Form 25 be filed with the SEC to remove our Class A common stock from listing on the NYSE and from registration under Section 12(b) of the Exchange Act. As a result, trading of our Class A common stock on the NYSE was suspended before trading commenced on March 10, 2026. The Company intends to file a Form 15 with the SEC to terminate the registration of our Class A common stock under Section 12(g) of the Exchange Act and suspend reporting obligations relating to our Class A common stock under Sections 13 and 15(d) of the Exchange Act.
Holders of Record
As of March 5, 2026, prior to the consummation of the Merger, there were 36 holders of record of our Class A common stock and 54 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.
Following the Merger, as of March 10, 2026, the Company had only one class of common stock and there was one stockholder of record.
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
The following graph compares, for the five-year period ended December 31, 2025, the total cumulative stockholder return on the Company’s Class A common stock, with the total cumulative return of the S&P 500 Index and the S&P North American Technology Index. Total cumulative stockholder return assumes $100 invested at the beginning of the period in the Company’s Class A common stock, the stocks represented in the S&P 500 Index, and the stocks represented in the S&P North American Technology Index, respectively, and reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Cumulative Total Return
$250
$200
$150
$100
$50
$—
Dec 31, 2020
Dec 31, 2021
Dec 31, 2022
Dec 31, 2023
Dec 31, 2024
Dec 31, 2025
Eventbrite, Inc.
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
In 2025, Eventbrite creators hosted nearly 4.6 million free and paid events, issuing 258 million tickets on our global marketplace which resulted in over $3.0 billion dollars in gross ticket sales for the year. As more creators and consumers view Eventbrite as a trusted marketplace for live events, we believe we can drive more ticket sales and enhance our market position.
Merger with Bending Spoons
On December 1, 2025, Eventbrite entered into the Merger Agreement with Bending Spoons and Merger Sub, pursuant to which, among other things, Merger Sub would merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Bending Spoons.
The Board unanimously approved the Merger and the Merger Agreement.
On February 27, 2026, Eventbrite’s stockholders approved the Merger. The Merger was consummated on March 10, 2026. As a result of the Merger, each share of Eventbrite’s Class A common stock and Class B common stock issued and outstanding immediately prior to the Effective Time was cancelled and converted into the right to receive $4.50 in cash, without interest and subject to applicable withholding taxes as set forth in the Merger Agreement. The consolidated financial statements included in this Annual Report on Form 10-K are prepared on a standalone historical basis and do not reflect any purchase accounting or other adjustments resulting from the completed Merger.
On March 10, 2026, immediately following the consummation of the Merger, Eventbrite notified the NYSE that the Merger had been completed and requested that trading of Eventbrite’s Class A common stock on the NYSE be suspended, and an application on Form 25 be filed with the U.S. Securities and Exchange Commission (the “SEC”) to remove Eventbrite’s Class A common stock from listing on the NYSE and Eventbrite’s Class A common stock from registration under Section 12(b) of the Exchange Act. Eventbrite intends to file a Form 15 with the SEC to terminate the registration of Eventbrite’s Class A common stock under Section 12(g) of the Exchange Act and suspend reporting obligations relating to Eventbrite’s Class A common stock under Sections 13 and 15(d) of the Exchange Act. Consequently, Eventbrite will cease to be a publicly traded company.
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

Paid Ticket Volume
Paid ticket volume is measured by the number of tickets sold on our platform that generate ticketing fees. We consider paid ticket volume an important indicator of the underlying health of our ticketing business. The table below sets forth the paid ticket volume for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Paid ticket volume	78,862	83,834	93,443
Paid ticket volume change (%)	(6)%	(10)%	7%
Our paid ticket volume for events outside of the United States represented 41%, 40% and 40% for the years ended December 31, 2025, 2024 and 2023, respectively.

Adjusted EBITDA
Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. We calculate Adjusted EBITDA as net loss adjusted to exclude depreciation and amortization, stock-based compensation expense, interest income, interest expense, (gain) loss on debt extinguishment, merger related costs, employer taxes related to employee equity transactions, other (income) expense, net, income tax provision, and significant and non-recurring legal matters, net of insurance recoveries. Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP.
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
The following table presents our Adjusted EBITDA for the periods indicated and a reconciliation of our Adjusted EBITDA to the most comparable GAAP measure, net loss, for each of the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net loss (1)	$(10,515)	$(15,571)	$(26,479)
Add:
Depreciation and amortization	13,907	15,104	13,760
Stock-based compensation	32,509	49,688	55,056
Interest income	(14,223)	(25,243)	(27,495)
Interest expense	5,508	8,792	11,185
(Gain) loss on debt extinguishment	(5,821)	314	—
Merger related costs (2)	3,467	—	—
Employer taxes related to employee equity transactions	810	1,112	972
Other (income) expense, net	(2,513)	(1,244)	(335)
Income tax provision	1,470	2,159	1,991
Significant and non-recurring legal matters, net of insurance recoveries	737	—	—
Adjusted EBITDA	25,336	35,111	28,655
(1) Restructuring related costs are included in Net Loss and Adjusted EBITDA. For further information, refer to Note 1 - Overview and Basis of Presentation included in Part II, Item 8, "Notes to Consolidated Financial Statements," of this Annual Report on Form 10-K.

(2) Merger-related costs represent professional fees and other costs directly associated with the Merger with Bending Spoons. These costs are transaction-specific and are not considered by management to be reflective of the Company’s ongoing operating performance. Accordingly, these expenses have been excluded from Adjusted EBITDA to facilitate period-over-period comparisons of the Company’s core operating results.
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
For a discussion and comparison of the years ended December 31, 2024 and 2023, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2024 Annual Report on Form 10-K filed with the SEC on February 27, 2025. The following tables set forth our consolidated results of operations data (in thousands) and such data as a percentage of net revenue for the periods presented:

Consolidated Statements of Operations	Year Ended December 31,
	2025	2024	2023
Net revenue	$291,843	$325,068	$326,134
Cost of net revenue	94,544	98,505	103,130
Gross profit	197,299	226,563	223,004
Operating expenses:
Product development	72,577	95,283	98,294
Sales, marketing and support	81,172	92,014	74,574
General and administrative	69,644	70,059	91,269
Total operating expenses	223,393	257,356	264,137
Loss from operations	(26,094)	(30,793)	(41,133)
Interest income	14,223	25,243	27,495
Interest expense	(5,508)	(8,792)	(11,185)
Gain (loss) on debt extinguishment	5,821	(314)	—
Other income (expense), net	2,513	1,244	335
Loss before income taxes	(9,045)	(13,412)	(24,488)
Income tax provision	1,470	2,159	1,991
Net loss	$(10,515)	$(15,571)	$(26,479)

Consolidated Statements of Operations, as a percentage of net revenue	Year Ended December 31,
	2025	2024	2023
Net revenue	100%	100%	100%
Cost of net revenue	32	30	32
Gross profit	68	70	68
Operating expenses:
Product development	25	29	30
Sales, marketing and support	28	28	23
General and administrative	24	22	28
Total operating expenses	77	79	81
Loss from operations	(9)	(9)	(13)
Interest income	5	8	8
Interest expense	(2)	(3)	(3)
Gain (loss) on debt extinguishment	2	—	—
Other income (expense), net	1	—	—
Loss before income taxes	(3)	(4)	(8)
Income tax provision	1	1	1
Net loss	(4)%	(5)%	(7)%

Comparison of the years ended December 31, 2025 and 2024
Net Revenue
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

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands except percentages)
Total net revenue	$291,843	$325,068	$(33,225)	(10)%
The decrease in net revenue during 2025 compared to 2024 was primarily driven by a $20.8 million decline in ticketing revenue, reflecting lower paid ticket volume. The year-over-year decrease also reflects the $16.8 million decline in organizer fee revenue attributable to the removal of organizer fees in September 2024. These decreases were partially offset by a $4.4 million increase in advertising services revenue.
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

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands except percentages)
Cost of net revenue	$94,544	$98,505	$(3,961)	(4)%
Percentage of total net revenue	32%	30%
Gross margin	68%	70%
The decrease in cost of net revenue during 2025 compared to 2024 was primarily driven by lower payment processing costs, reflecting reduced paid ticket volume on the platform during 2025.
The decrease in gross margin during 2025 compared to 2024 was primarily attributable to the removal of organizer fees implemented in September 2024, which impacted the higher-margin organizer fee revenue.
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

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands except percentages)
Product development	$72,577	$95,283	$(22,706)	(24)%
Percentage of total net revenue	25%	29%
The decrease in product development costs during 2025 compared to 2024 was primarily attributable to a $20.3 million reduction in personnel costs, including stock-based compensation, driven by a reduction in average headcount during 2025. This lower headcount reflects the full-year impact of the 2024 reduction in force, as well as other changes in staffing levels throughout the periods presented. During the year ended December 31, 2024, we recognized $3.4 million in incremental costs, including severance and related benefits, associated with the reduction in force implemented in that year.
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

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands except percentages)
Sales, marketing and support	$81,172	$92,014	$(10,842)	(12)%
Percentage of total net revenue	28%	28%
The decrease in sales, marketing and support costs during 2025 compared to 2024 was primarily driven by changes in reserves, including a $10.1 million reduction in chargeback activity, reflecting the impact of fraud remediation initiatives. The year-over-year decrease also reflects a $1.7 million increase to the advanced payout reserve recognized in 2024 that did not recur in 2025. During the year ended December 31, 2024, we also recognized $0.5 million in incremental costs, including severance and related benefits, associated with the reduction in force implemented in that year.
These decreases were partially offset by higher personnel-related costs, including stock-based compensation, of $3.4 million, driven by increased investment in the sales organization during 2025.
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

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands except percentages)
General and administrative	$69,644	$70,059	$(415)	(1)%
Percentage of total net revenue	24%	22%

The decrease in general and administrative expenses during 2025 compared to 2024 was primarily driven by a $5.1 million reduction in personnel costs, including stock-based compensation, reflecting a lower average headcount in 2025. Included within stock-based compensation was a $2.9 million cumulative catch-up adjustment related to the modification of certain equity awards. In addition, consulting fees decreased by $1.2 million in 2025 as a result of cost management initiatives. During the year ended December 31, 2024, we incurred $1.4 million in costs associated with the reduction in force implemented in that year.
These decreases were partially offset by $3.5 million in incremental professional and consulting fees, including legal and financial advisory fees, related to the Merger with Bending Spoons, and the non-recurrence of a $4.4 million creator upfront reserve release recorded in 2024. This prior year release resulted from a loss recovery associated with a litigation settlement finalized in June 2024.
Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents, marketable securities and amounts held on behalf of customers.

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands except percentages)
Interest income	$14,223	$25,243	$(11,020)	(44)%
Percentage of total net revenue	5%	8%
The decrease in interest income during 2025 compared to 2024 was primarily attributable to lower yields earned on cash and short-term investments as a result of declining interest rates, as well as a lower balance of short-term investments in U.S. Treasury bills during 2025 compared to 2024.
Interest Expense
Interest expense consists primarily of cash interest expense, amortization of debt discount, and issuance costs on our Convertible Notes (as defined below) and Term Loan.

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands except percentages)
Interest expense	$5,508	$8,792	$(3,284)	(37)%
Percentage of total net revenue	2%	3%
The decrease in interest expense during 2025 compared to 2024 was primarily driven by lower outstanding debt following our partial repurchase of our 2026 convertible senior notes and the repayment of our 2025 convertible senior notes.
In August 2024, we repurchased $120.0 million aggregate principal amount of our 5.000% convertible senior notes due 2025 (the "2025 Notes" and together with the 2026 Notes, the "Convertible Notes"), and the remaining $30.0 million principal amount matured and was repaid in December 2025, which resulted in a $4.6 million year-over-year reduction in interest expense. In August 2025, we also repurchased $125.0 million aggregate principal amount of our 2026 Notes, resulting in an additional $0.6 million decrease in interest expense. These decreases were partially offset by a $1.9 million increase in interest expense related to the $60.0 million term loan entered into August 2025.
Gain (loss) on debt extinguishment

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands except percentages)
Gain (loss) on debt extinguishment	$5,821	$(314)	$6,135	1954	%
Percentage of total net revenue	2%	—%

In August 2024, we completed privately negotiated repurchases of our outstanding 2025 Notes, repurchasing $120.0 million aggregate principal amount for an aggregate cash payment of $120.5 million, which included accrued and unpaid interest. We recognized a loss on extinguishment of $0.3 million in connection with these repurchases during the year ended December 31, 2024.
In August 2025, we executed similar privately negotiated repurchases of our outstanding 2026 Notes, repurchasing $125.0 million aggregate principal amount for an aggregate cash payment of $118.9 million, which included accrued and unpaid interest. We recognized a gain on extinguishment of $5.8 million in connection with these repurchases during the year ended December 31, 2025.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign exchange rate remeasurement gains and losses recorded from consolidating our subsidiaries each period-end.

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands except percentages)
Other income (expense), net	$2,513	$1,244	$1,269	102%
Percentage of total net revenue	1%	—%
The increase in other income during 2025 compared to 2024 was primarily due to $6.1 million in foreign currency rate measurement fluctuations. This increase was partially offset by the absence of a $3.9 million gain recorded in 2024 related to a litigation settlement finalized in June 2024, which did not recur in 2025.
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

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands except percentages)
Income tax provision	$1,470	$2,159	$(689)	(32)%
Percentage of total net revenue	1%	1%
The decrease in provision for income taxes during 2025 compared to 2024 was primarily attributable to changes in taxable earnings mix, as well as lower state income tax expense resulting from the application of the One Big Beautiful Bill Act (“OBBBA”) during 2025.
Liquidity and Capital Resources
As of December 31, 2025, we had cash and cash equivalents of $299.9 million, funds receivable of $27.1 million, and restricted cash of $107.6 million. Our cash and cash equivalents include bank deposits and money market funds held by financial institutions. Our funds receivable represents cash-in-transit from credit card processors that is received to our bank accounts within five business days of the underlying ticket transaction. In 2024, we established a letter of credit amounting to $48.0 million in order to manage and mitigate potential risks related to refunds and chargebacks. In August 2025, we entered into a $60.0 million term loan, the proceeds are being held in escrow, net of $0.4 million in bank fees, pursuant to the Credit Agreement (as defined below). These escrowed proceeds, together with the cash securing the letter of credit, are classified as restricted cash on the consolidated balance sheets. The escrowed funds will remain restricted until certain conditions related to the repayment or repurchase of our outstanding notes are satisfied.
As of December 31, 2025, approximately 23% of our cash was held outside of the United States. We do not expect to incur significant taxes related to these amounts. The cash was held primarily to fund our foreign operations and on behalf of, and to be remitted to, creators. Collectively, our cash and cash equivalents and funds receivable balances represent a mix of cash that belongs to us and cash that is due to creators.

Amounts due to creators, which totaled $278.2 million as of December 31, 2025, are presented on our consolidated balance sheets as accounts payable, creators. Although these ticketing proceeds are legally unrestricted, these amounts are not expected to be used for general operating purposes. For qualified creators, we remit ticket sales proceeds prior to the event, subject to certain limitations. Internally, we refer to these payments as advance payouts. When an advance payout is made, we reduce the cash and cash equivalents held for creators with a corresponding decrease to our accounts payable, creators, which reflects the release of the amount due to creators after ticket proceeds are remitted to the creator. When we provide advance payouts, we assume risk that an event may be canceled, fraudulent, or materially different from what was described, resulting in significant chargebacks or refund requests. Our standard merchant agreement obligates creators to repay us for ticket sales advanced under such circumstances. If a creator is insolvent, has spent the proceeds of ticket sales on event-related costs, cancels the event, or engages in fraudulent activity, we may not be able to recover those advance payout losses. Such unrecoverable amounts could equal the value of ticket sales or amounts previously settled to the creator for events that have been postponed, canceled, or disputed.
We record estimates for losses related to chargebacks and refunds based on various factors, including the amounts paid and outstanding to creators under the advance payout program, macroeconomic conditions, and actual chargeback and refund activity trends. Due to the influence of macroeconomic conditions—such as shifts in consumer behavior, inflation, increased labor costs, and higher interest rates—our reserve estimates are subject to uncertainty, and actual losses could differ materially from our current estimates. We will adjust our recorded reserves in future periods to reflect our best estimates of future outcomes. We may pay in cash a portion of, all of, or an amount greater than the $10.5 million provision recorded as of December 31, 2025.
In June 2020, we issued the 2025 Notes, and in March 2021, we issued the 2026 Notes. During the third quarter of 2024, we repurchased $120.0 million aggregate principal amount of the 2025 Notes in privately negotiated transactions. The 2025 Notes matured on December 1, 2025 and the remaining $30.0 million aggregate principal amount of the 2025 Notes was fully repaid and as a result, no 2025 Notes were outstanding as of December 31, 2025. The 2026 Notes mature on September 15, 2026, unless earlier converted or redeemed. Under certain circumstances, holders of the 2026 Notes may surrender their notes for conversion prior to maturity. Upon conversion, the 2026 Notes may be settled in cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at our election.
During the third quarter of 2025, we entered into privately negotiated repurchase transactions with certain holders of our outstanding 2026 Notes, pursuant to which we repurchased $125.0 million aggregate principal amount of the 2026 Notes for an aggregate cash repurchase price of $118.9 million, which included accrued and unpaid interest. The 2026 repurchases resulted in a $5.8 million gain on extinguishment recognized in the third quarter of 2025. Additionally, we entered into a Credit Agreement that provides for a four-year, $60.0 million senior secured Term Loan facility. The proceeds of the Term Loan are being held in escrow until the full amount of the 2025 Notes and an agreed portion of the 2026 Notes are repaid or repurchased, and the remaining portion of the 2026 Notes is cash-collateralized. Following the release from escrow, the proceeds may be used for general corporate purposes. Borrowings under the Term Loan bear interest at a term SOFR rate plus an applicable margin of 2.50% per annum.
In March 2024, our board of directors approved a share repurchase program authorizing the purchase of up to $100.0 million of our Class A common stock. The authorization does not obligate us to repurchase any specific number of shares, has no expiration date, and may be modified, suspended, or discontinued at any time at our discretion. Through December 31, 2024, we repurchased 10,201,720 shares of our Class A common stock for an aggregate amount of approximately $50.0 million. We did not repurchase any of our Class A common stock during the year ended December 31, 2025. As of December 31, 2025, approximately $50.0 million remained available and authorized for future repurchases.
On July 4, 2025, the OBBBA was enacted, introducing significant changes to U.S. tax law. Among other provisions, OBBBA makes permanent several key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, immediate expensing of domestic research costs, and limitations on business interest expense deductions. The enactment of OBBBA had an immaterial impact on our income tax provision for the year ended December 31, 2025, primarily as a result of our valuation allowance. The provisions of OBBBA do not have a material impact on our financial position, results of operations, or liquidity.
On December 1, 2025, we entered into the Merger Agreement with Bending Spoons, pursuant to which Bending Spoons would acquire all of our shares of outstanding common stock for $4.50 per share in cash, without interest and subject to applicable withholding taxes as set forth in the Merger Agreement. The Merger Agreement was unanimously approved by our Board and subsequently approved by our stockholders. The Merger was consummated on March 10, 2026. In connection with the completion of the Merger, our Class A common stock will be delisted from the NYSE. We will cease to be a publicly traded company. The Merger and related Merger Agreement affected the timing of certain debt repayments (see "Merger Liquidity Considerations" below). Following the consummation of the Merger, our future capital requirements and liquidity are being managed by Bending Spoons.

We believe that our existing cash, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. This assessment of our liquidity is based solely on our standalone operating plan and does not assume the consummation of the Merger. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect.
Merger Liquidity Considerations
In connection with the Merger, we were required to settle our outstanding debt obligations, which resulted in a material use of cash. Pursuant to the terms of the Merger Agreement, we delivered a payoff letter and satisfied the aggregate outstanding payoff amount under the Credit Agreement on the closing date of the Merger (the "Closing Date"), which resulted in the termination of the Credit Agreement and the release of all associated liens and guarantees.
Additionally, we were required to comply with the provisions of the indenture governing the 2026 Notes, under which the Merger constituted a “Fundamental Change.” On the Closing Date, we irrevocably deposited with the trustee a cash amount sufficient to fund the repurchase of all outstanding 2026 Notes at the Fundamental Change Repurchase Price and sent holders of the 2026 Notes a Fundamental Change Repurchase Notice, specifying that the formal repurchase of the 2026 Notes is expected to occur on April 9, 2026. We funded these obligations using our cash on hand at the Closing.
Cash Flows
Our cash flow activities were as follows for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$17,725	$35,573	$19,018
Investing activities	21,041	123,917	(69,330)
Financing activities	(105,764)	(177,468)	(4,908)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9,976	(6,691)	4,246
Net decrease in cash, cash equivalents and restricted cash	$(57,022)	$(24,669)	$(50,974)
For a discussion and comparison of the years ended December 31, 2024 and 2023, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2024 Annual Report on Form 10-K filed with the SEC on February 27, 2025.
Comparison of Years Ended December 31, and 2024
Cash Flows from Operating Activities
The net cash provided by operating activities of $17.7 million for the year ended December 31, 2025 was primarily due to our net loss of $10.5 million, adjusted for non-cash charges of $60.1 million primarily driven by stock-based compensation expense, and changes in our operating assets and liabilities that used $31.8 million in cash, primarily driven by timing of accounts payable to creators.
The net cash provided by operating activities of $35.6 million for the year ended December 31, 2024 was primarily due to our net loss of $15.6 million, adjusted for non-cash charges of $91.9 million primarily driven by stock-based compensation expense and changes to our operating assets and liabilities that used $40.8 million in cash, primarily driven by refunds and chargebacks.
Cash Flows from Investing Activities
Net cash provided by investing activities of $21.0 million for the year ended December 31, 2025 primarily consisted of $25.0 million maturity of short-term investments, offset by $3.9 million in capitalized internal-use software development costs.
Net cash provided by investing activities of $123.9 million for the year ended December 31, 2024 primarily consisted of $269.0 million maturity of short-term investments, offset by $136.8 million in purchases of short-term investments and $7.7 million in capitalized internal-use software development costs.

Cash Flows from Financing Activities
Net cash used in financing activities of $105.8 million during the year ended December 31, 2025 was primarily due to $149.6 million repurchase of the 2026 Notes and repayment of the remaining 2025 Notes upon maturity and $13.9 million in taxes paid related to net share settlement of equity awards, offset by the $60.0 million issuance of the new Term Loan,
Net cash used in financing activities of $177.5 million during the year ended December 31, 2024 was primarily due to the $120.5 million repurchase of the 2025 Notes, $49.7 million repurchase of our Class A common stock and $8.1 million in taxes paid related to net share settlement of equity awards.
Effect of exchange rate changes on cash, cash equivalents and restricted cash
The effect of exchange rate changes on cash, cash equivalents and restricted cash on our consolidated statements of cash flows relates to certain of our assets, primarily cash balances held on behalf of creators that are denominated in currencies other than the functional currency. These cash assets held for creators are directly offset by a corresponding liability to creators. During the year ended December 31, 2025 and 2024, we recorded an increase of $10.0 million and a decrease of $6.7 million, respectively, in cash, cash equivalents and restricted cash, primarily due to the weakening of the U.S. dollar in 2025 and the strengthening of the U.S. dollar in 2024. The impact of the effect of exchange rate changes is primarily attributed to creator cash balances, which can serve as a natural hedge for the effect of exchange rates on accounts payable, creators presented within operating activities.
Concentrations of Credit Risk
There were no customers (creators) that represented 10% or more of our accounts receivable or exceeded 10% of our net revenue balance during the years ended December 31, 2025 and 2024. We hold our cash with high-credit-quality financial institutions and manage credit risk of our short-term investments by investing our cash in high quality and highly liquid money market instruments and U.S. Treasury bills.
Contractual Obligations and Commitments
Our principal commitments consist of obligations under the 2026 Notes (including principal and coupon interest) and operating leases for office space, as well as non-cancellable purchase commitments. See Note 10, "Commitments and Contingencies" to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements and did not have any such arrangements as of December 31, 2025.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
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
Impact if actual results differ from assumptions. The chargebacks and refunds reserve was $10.5 million and $10.3 million which includes reserve balances for estimated advance payout losses of $4.6 million and $5.2 million as of December 31, 2025 and 2024, respectively. While we observed favorable chargeback trends during the period, significant judgment is required to estimate future outcomes due to evolving macroeconomic conditions, including shifts in consumer behavior, inflation, tariffs and interest rate movements, there is inherent uncertainty about future events and their effects which may require significant judgment in our estimates and assumptions, specifically related to chargebacks and refunds reserves due to cancelled or postponed events. To the extent actual results differ materially from our current estimates and assumptions, the Company’s future financial statements could be affected. We will adjust our reserves in the future to reflect our best estimates of future outcomes. We cannot predict the outcome of macroeconomic conditions, nor the likelihood and impact of event cancellations and postponements.
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
We record a reserve for creator signing fees and creator advances taking into consideration the recoverability of outstanding balances and changing facts and circumstances for each reporting period. Creator signing fees (current and noncurrent portions) and creator advances are presented net of reserves on the consolidated balance sheets and were $6.5 million and $8.6 million respectively, as of December 31, 2025, and were $7.5 million and $3.4 million, respectively, as of December 31, 2024.
Assumptions and judgment. Reserves are recorded based on management’s assessment of various factors, including a creator’s payment history, the rate and timing of recovery for outstanding advances, recent ticket sales activity, the frequency and size of historical and planned future events, and macroeconomic conditions and current events that may impact a creator’s ability to generate future ticket sales. As of December 31, 2025, reserves relating to creator signing fees and creator advances were $1.6 million and $4.0 million, respectively. As of December 31, 2024, reserves were $1.4 million and $4.8 million, respectively.
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
Assumptions and judgment. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology and trade names from a market participant perspective, useful lives and discount rates. Significant judgment and estimates are required in assessing impairment of long-lived assets, and goodwill including identifying whether events or changes in circumstances require an impairment assessment, estimating future cash flows, and determining appropriate discount rates. There was no impairment loss recorded on goodwill and acquired intangible assets for the years ended December 31, 2025 and 2024.
Impact if actual results differ from assumptions. As a result of the goodwill and intangibles impairment assessment, management concluded goodwill was not impaired as of December 31, 2025 and does not believe that its reporting unit is at risk of failing the impairment test since the fair value of the reporting unit substantially exceeded the carrying value. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Actual future operating results and the remaining economic lives of our intangible assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations.
Stock-Based Compensation Expense
Critical estimates. Stock-based compensation expense recognized in our consolidated statements of operations relates primarily to restricted stock units granted in the current and prior years. We did not grant stock options or market-based restricted stock units during the years ended December 31, 2025 or 2024. For stock options and certain performance-based restricted stock units granted prior to 2024, we estimated the grant-date fair value using the Black-Scholes option pricing model and the Monte Carlo valuation model, respectively. These estimates involve inherent uncertainties and, if different assumptions had been used, stock-based compensation expense could have been materially different from the amounts recorded. For option grants issued in 2023, we used a blended volatility approach that combined our historical stock price volatility with the historical volatility of comparable publicly traded companies, as we did not have sufficient trading history to support the expected term of those awards at that time. As of December 31, 2025, we have accumulated sufficient historical trading data such that future grants, if any, would be expected to rely primarily on our own historical volatility. The expected term of stock options granted in 2023 was determined using the simplified method due to limited historical exercise data at the time of grant. Volatility used by the Monte Carlo valuation model is based on our common stock trading history for the past three years. The expected term of market-based restricted stock uses a contractual term of three years.
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
Interest Rate Sensitivity
We are exposed to market risk from changes in interest rates primarily related to our holdings of cash, cash equivalents, short-term investments, and our outstanding variable-rate Term Loan. As of December 31, 2025, we had cash and cash equivalents of $299.9 million and restricted cash of $107.6 million. The primary objective of our investment approach is to preserve capital principal and provide liquidity. Borrowings under the Term Loan facility bear interest at a variable rate based on term SOFR plus an applicable margin. As the Term Loan carries a variable interest rate, our interest expense will fluctuate based on changes in market rates. A 10% change in the level of market interest rates would not have a material effect on our business, financial conditions or results of operations. In addition, our 2026 Notes are subject to fixed annual interest charges. These 2026 Notes therefore are not exposed to financial or economic risk associated with changes in interest rates. However, the fair value of these 2026 Notes may fluctuate when interest rates change or can be affected when the market price of our Class A common stock fluctuates. We carry the 2026 Notes at face value less unamortized issuance cost on our balance sheet, and we present the fair value for required disclosure purposes only.
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

Item 8. Financial Statements and Supplementary Data

Eventbrite, Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Eventbrite, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Eventbrite, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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
Management records reserves for estimated advance payout losses as an operating expense classified within sales, marketing, and support and on the balance sheet within the chargebacks and refunds reserve. Reserves are recorded based on management’s assessment of various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, macroeconomic conditions, and actual chargeback and refund activity. Due to the nature of macroeconomic events, including but not limited to shifts in consumer behavior, inflation, increased labor costs, and interest rate movements, there is a high degree of uncertainty around these reserves and the Company’s actual losses could be materially different from the Company’s current estimates. The Company will adjust recorded reserves in the future to reflect best estimates of future outcomes, and may pay in cash a portion of, all of, or a greater amount than the provision recorded. As of December 31, 2025, the Company’s reserves for estimated advance payout losses was $4.6 million.
The principal considerations for our determination that the chargebacks and refunds reserve – reserves for estimated advance payout losses is a critical audit matter are (i) the significant judgment by management in developing the reserves for estimated advance payout losses, which in turn led to; (ii) significant audit effort in performing procedures related to evaluating management’s assessment of amounts paid and outstanding to creators in conjunction with the advance payout program, macroeconomic conditions, and actual chargeback and refund activity during the current year used to estimate the reserve; and (iii) a high degree of auditor judgment and subjectivity in evaluating the audit evidence related to the estimate of the reserve.
How We Addressed the Matter in Our Audit
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The primary procedures we performed to address this critical audit matter included the following:
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

/s/ Baker Tilly US, LLP
San Francisco, California
March 12, 2026
We have served as the Company’s auditor since 2023.

EVENTBRITE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts and share data)

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$299,921	$416,531
Funds receivable	27,132	37,629
Restricted cash	107,588	48,000
Short-term investments, at amortized cost	—	24,959
Accounts receivable, net	596	2,187
Creator signing fees, net	2,469	3,954
Creator advances, net	8,616	3,380
Prepaid expenses and other current assets	10,887	15,856
Total current assets	457,209	552,496
Creator signing fees, noncurrent	4,015	3,575
Property and equipment, net	8,332	12,640
Operating lease right-of-use assets	392	823
Goodwill	174,388	174,388
Acquired intangible assets, net	—	5,014
Other assets	2,884	3,365
Total assets	$647,220	$752,301
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable, creators	$278,190	$300,174
Accounts payable, trade	527	1,407
Chargebacks and refunds reserve	10,465	10,315
Accrued compensation and benefits	12,753	4,825
Accrued taxes	4,641	5,932
Current portion of long-term debt	90,515	29,781
Operating lease liabilities	397	2,071
Other accrued liabilities	12,250	11,868
Total current liabilities	409,738	366,373
Accrued taxes, noncurrent	4,281	4,278
Operating lease liabilities, noncurrent	—	377
Long-term debt	53,895	210,938
Other liabilities	165	106
Total liabilities	$468,079	$582,072
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued or outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 1,100,000,000 shares authorized; 100,430,327 shares issued and outstanding as of December 31, 2025; 94,282,883 shares issued and outstanding as of December 31, 2024	1	1
Treasury stock, at cost; 10,201,720 shares of common stock as of December 31, 2025 and December 31, 2024	(50,286)	(50,159)
Additional paid-in capital	1,070,946	1,051,392
Accumulated deficit	(841,520)	(831,005)
Total stockholders’ equity	179,141	170,229
Total liabilities and stockholders’ equity	$647,220	$752,301
(See accompanying Notes to Consolidated Financial Statements)

EVENTBRITE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Net revenue	$291,843	$325,068	$326,134
Cost of net revenue	94,544	98,505	103,130
Gross profit	197,299	226,563	223,004
Operating expenses:
Product development	72,577	95,283	98,294
Sales, marketing and support	81,172	92,014	74,574
General and administrative	69,644	70,059	91,269
Total operating expenses	223,393	257,356	264,137
Loss from operations	(26,094)	(30,793)	(41,133)
Interest income	14,223	25,243	27,495
Interest expense	(5,508)	(8,792)	(11,185)
Gain (loss) on debt extinguishment	5,821	(314)	—
Other income (expense), net	2,513	1,244	335
Loss before income taxes	(9,045)	(13,412)	(24,488)
Income tax provision	1,470	2,159	1,991
Net loss	$(10,515)	$(15,571)	$(26,479)
Net loss per share, basic and diluted	$(0.11)	$(0.17)	$(0.26)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	96,580	93,029	100,299
(See accompanying Notes to Consolidated Financial Statements)

EVENTBRITE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock-Class A		Common Stock-Class B		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	81,529,265	$1	17,640,167	$—	—	$—	$955,509	$(788,955)	$166,555
Issuance of common stock upon exercise of stock options	202,597	—	—	—	—	—	1,297	—	1,297
Issuance of restricted stock awards	32,817	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	2,528,522	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(844,985)	—	—	—	—	—	(7,342)	—	(7,342)
Conversion of Class B common stock to Class A common stock	1,978,734	—	(1,978,734)	—	—	—	—	—	—
Issuance of common stock for 2018 Employee Stock Purchase Plan (ESPP) Purchase	188,033	—	—	—	—	—	1,137	—	1,137
Stock-based compensation	—	—	—	—	—	—	56,589	—	56,589
Net loss	—	—	—	—	—	—	—	(26,479)	(26,479)
Balance at December 31, 2023	85,614,983	$1	15,661,433	$—	—	$—	$1,007,190	$(815,434)	$191,757
Issuance of restricted stock awards	53,788	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	4,506,155	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(1,541,953)	—	—	—	—	—	(8,068)	—	(8,068)
Conversion of Class B common stock to Class A common stock	14,404	—	(14,404)	—	—	—	—	—	—
Issuance of common stock for 2018 Employee Stock Purchase Plan (ESPP) Purchase	190,197	—	—	—	—	—	702	—	702
Repurchase of common stock	(10,201,720)	—	—	—	10,201,720	(50,159)	—	—	(50,159)
Stock-based compensation	—	—	—	—	—	—	51,568	—	51,568
Net loss	—	—	—	—	—	—	—	(15,571)	(15,571)
Balance at December 31, 2024	78,635,854	$1	15,647,029	$—	10,201,720	$(50,159)	$1,051,392	$(831,005)	$170,229
Issuance of restricted stock awards	87,225	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of RSUs	8,366,460	—	—	—	—	—	—	—	—
Issuance of common stock for settlement of PSUs	1,632,688	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(4,081,547)	—	—	—	—	—	(13,908)	—	(13,908)
Conversion of Class B common stock to Class A common stock	8,125	—	(8,125)	—	—	—	—	—	—
Issuance of common stock for 2018 Employee Stock Purchase Plan (ESPP) Purchase	142,618	—	—	—	—	—	291	—	291
Excise tax on repurchases of common stock	—	—	—	—	—	(127)	—	—	(127)
Stock-based compensation	—	—	—	—	—	—	33,171	—	33,171
Net loss	—	—	—	—	—	—	—	(10,515)	(10,515)
Balance at December 31, 2025	84,791,423	$1	15,638,904	$—	10,201,720	$(50,286)	$1,070,946	$(841,520)	$179,141
(See accompanying Notes to Consolidated Financial Statements)

EVENTBRITE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(10,515)	$(15,571)	$(26,479)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,907	15,104	13,760
Stock-based compensation expense	32,509	49,688	55,056
Amortization of debt discount and issuance costs	1,279	1,837	2,088
(Gain) loss on debt extinguishment	(5,821)	314	—
Unrealized (gain) loss on foreign currency exchange	(3,241)	2,548	(2,703)
Accretion on short-term investments	(41)	(3,405)	(7,362)
Non-cash operating lease expenses	613	617	5,137
Amortization of creator signing fees	2,429	1,193	980
Changes related to creator advances, creator signing fees, and allowance for credit losses	2,101	(127)	(1,340)
Provision for chargebacks and refunds	16,110	27,507	12,435
Gain on litigation settlement	—	(3,927)	—
Other	237	551	1,161
Changes in operating assets and liabilities
Accounts receivable	592	(1,295)	(1,352)
Funds receivable	11,416	10,554	(4,692)
Creator signing fees and creator advances	(7,722)	(4,728)	(1,108)
Prepaid expenses and other assets	5,450	1,499	(1,894)
Accounts payable, creators	(29,445)	1,281	(8,599)
Accounts payable	(880)	(395)	822
Chargebacks and refunds reserve	(15,974)	(25,827)	(17,483)
Accrued compensation and benefits	7,928	(12,697)	5,887
Accrued taxes	(1,620)	(3,676)	(8,707)
Operating lease liabilities	(2,233)	(2,106)	(2,999)
Other accrued liabilities	646	(3,366)	6,410
Net cash provided by operating activities	17,725	35,573	19,018
Cash flows from investing activities
Purchases of short-term investments	—	(136,809)	(370,160)
Maturities of short-term investments	25,000	269,001	308,000
Purchases of property and equipment	(95)	(600)	(1,097)
Capitalized internal-use software development costs	(3,864)	(7,675)	(6,073)
Net cash provided by (used in) investing activities	21,041	123,917	(69,330)
Cash flows from financing activities
Repayment of debt obligations	(149,603)	(120,450)	—
Proceeds from issuance of debt	60,000	—	—
Debt issuance costs	(2,544)	—	—
Repurchase of common stock	—	(49,652)	—
Proceeds from exercise of stock options	—	—	1,297
Taxes paid related to net share settlement of equity awards	(13,908)	(8,068)	(7,342)
Proceeds from issuance of common stock under ESPP	291	702	1,137
Net cash used in financing activities	(105,764)	$(177,468)	(4,908)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9,976	(6,691)	4,246
Net decrease in cash, cash equivalents and restricted cash	(57,022)	(24,669)	(50,974)

EVENTBRITE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash, cash equivalents and restricted cash
Beginning of period	464,531	489,200	540,174
End of period	$407,509	$464,531	$489,200
Supplemental cash flow data
Interest paid	$4,386	$6,096	$9,086
Income taxes paid, net of refunds	$1,369	$1,726	$902
Noncash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$103	$1,112	$—
Reduction of right-of-use assets due to modification or exit	$—	$—	$3,917
Purchases of property and equipment included in accounts payable, trade and other accrued liabilities	$—	$—	$30

(See accompanying Notes to Consolidated Financial Statements)

EVENTBRITE, INC.
Notes to Consolidated Financial Statements
1. Overview and Basis of Presentation
Description of Business
Eventbrite, Inc. ("Eventbrite" or the "Company") operates a two-sided marketplace that connects millions of creators and consumers every month, enabling them to share their passions, artistry, and causes through live experiences. Creators utilize the Company's highly-scalable self-service ticketing and marketing tools to plan, promote, and sell tickets to their events. Event seekers use Eventbrite's website and mobile application to discover and purchase tickets to experiences they love.
On December 1, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bending Spoons US Inc. (“Bending Spoons”) and Everest Merger Sub Inc. (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Bending Spoons (the “Merger”). At the effective time of the Merger (the "Effective Time"), each share of the Company’s Class A common stock and Class B common stock was converted into the right to receive $4.50 in cash. The Merger, which was consummated on March 10, 2026, had not been consummated as of December 31, 2025. Refer for Note 16, "Subsequent Events" for additional information. Accordingly, the accompanying consolidated financial statements do not reflect any adjustments related to the Merger.
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
Reclassifications
The Company reclassified 'Gain (loss) on debt extinguishment' as a separate financial statement line item within the consolidated statements of operations, which was previously included in 'Other income (expense), net' for the year ended December 31, 2024. These reclassifications within the Company's consolidated statements of operations were made to conform to the current period presentation. These reclassifications had no impact on previously reported total income (loss) before income taxes.
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
Use of Estimates
In order to conform with U.S. GAAP, the Company is required to make certain estimates, judgments and assumptions when preparing its consolidated financial statements. These estimates, judgments and assumptions affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reported periods. These estimates include, but are not limited to, the recoverability of creator signing fees and creator advances, chargebacks and refunds reserve, certain assumptions used in the valuation of equity awards, assumptions used in determining the fair value of business combinations, the allowance for credit losses, and indirect tax reserves. The Company evaluates these estimates on an ongoing basis. Actual results could differ from those estimates and such differences could be material to the Company’s consolidated financial statements.
Comprehensive Loss
For all periods presented, comprehensive loss equaled net loss. Therefore, the consolidated statements of comprehensive loss have been omitted from the consolidated financial statements.
2. Significant Accounting Policies
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 13, "Income Taxes" in the accompanying notes to the consolidated financial statements for further detail.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of these standards on our consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Improvements to the Accounting for Internal-Use Software. This update clarifies the accounting for internal-use software by modernizing the indicators used to determine when the application development stage begins and ends. The guidance does not fundamentally change the types of costs eligible for capitalization. The Company is required to adopt this guidance for fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statement presentation and disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which enhances the consistency of interim financial reporting by providing a comprehensive list of required disclosures and establishing a principle for disclosing material events occurring since the most recent annual reporting period. The Company is required to adopt this guidance for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated interim financial statement presentation and disclosures.
Revenue Recognition
The Company derives its revenues from a mix of marketplace activities. Revenue is primarily derived from ticketing fees and payment processing fees. The Company also derives a portion of revenues from advertising services. Prior to September 2024, the Company also derived a portion of revenues from organizer fees. The Company's customers are event creators who use the Company's platform to sell tickets and market events to consumers. Revenue is recognized when or as control of the promised goods or services is transferred to creators, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.
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
For payment processing services, the Company provides the event creator with the choice of whether to use Eventbrite Payment Processing ("EPP") or to use a third-party payment processor, referred to as Facilitated Payment Processing ("FPP").
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
Creator Signing Fees, Net and Creator Advances, Net
Creator signing fees, net represent contractual amounts paid to creators pursuant to event ticketing and payment processing agreements. Creator signing fees are additional incentives paid by the Company to secure exclusive ticketing and payment processing rights with certain creators. These payments are amortized over the life of the contract to which they relate on a straight-line basis. Creator signing fees are presented net of reserves on the consolidated balance sheets. The creator signing fees reserves were $1.6 million and $1.4 million as of December 31, 2025 and 2024, respectively. Amortization of creator signing fees is recorded as a reduction of revenue in the consolidated statements of operations.
Creator advances, net represent contractual amounts paid to creators pursuant to event ticketing and payment processing agreements. Creator advances provide the creator with funds in advance of the event and are subsequently recovered by withholding amounts due to the Company from the sale of tickets until the creator advance has been fully recovered. Creator advances are presented net of reserves for potentially unrecoverable amounts on the consolidated balance sheets. The creator advances reserves were $4.0 million and $4.8 million as of December 31, 2025 and 2024, respectively.
Reserves are recorded based on management’s assessment of various factors, including a creator’s payment history, the rate and timing of recovery for outstanding advances, recent ticket sales activity, the frequency and size of historical and planned future events, and macro-economic conditions and current events that may impact a creator’s ability to generate future ticket sales.
Accounts Payable, Creators
Accounts payable, creators consists of unremitted ticket sale proceeds, net of the Company service fees and applicable taxes. Amounts are generally remitted to creators within three business days subsequent to the completion of the related event.
Creators may apply to receive these proceeds prior to their events as creators often need these funds to pay for event-related costs. For qualified creators, the Company passes ticket sales proceeds to the creator prior to the event, subject to certain limitations. Internally, the Company refers to these payments as advance payouts. When an advance payout is made, the Company reduces its cash and cash equivalents with a corresponding decrease to its accounts payable, creators. The advance payouts balance at the end of the period may fluctuate due to the timing of events and the creator's payout schedule. As of December 31, 2025 and December 31, 2024, advance payouts outstanding was $101.1 million and $101.2 million, respectively.
Chargebacks and Refunds Reserve
The terms of the Company's standard merchant agreement obligate creators to reimburse attendees who are entitled to refunds. The Company records estimates for refunds and chargebacks reserves of its fees as contra-revenue. When the Company provides advance payouts, it assumes risk that the event may be canceled, fraudulent or materially not as described, resulting in significant chargebacks and refund requests. If the creator is insolvent, has spent the proceeds of the ticket sales for event-related costs, has canceled the event, or has engaged in fraudulent activity, the Company may not be able to recover its losses from these events, and such unrecoverable amounts could equal the value of the transaction or transactions settled to the creator prior to the event that is disputed, plus any associated chargeback fees not assumed by the creator. The Company records reserves for estimated advance payout losses as an operating expense classified within sales, marketing and support.
Reserves for estimated advanced payout losses are recorded based on the Company's assessment of various factors, including the amounts paid and outstanding to creators in conjunction with the advance payout program, macroeconomic conditions, and actual chargeback and refund activity trends. As of December 31, 2025 and December 31, 2024, the chargebacks and refunds reserve was $10.5 million and $10.3 million, respectively. These amounts include reserve balances for estimated advance payout losses of $4.6 million and $5.2 million, respectively.
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
Cash and cash equivalents balances include the face value of tickets sold on behalf of creators and their share of service charges, which are to be remitted to the creators. Such balances were $253.6 million and $266.0 million as of December 31, 2025 and December 31, 2024, respectively. Although these ticketing proceeds are legally unrestricted, these amounts are not expected to be used for general operating purposes.
In 2024, the Company established a letter of credit to manage and mitigate potential risks related to refunds and chargebacks amounting to $48.0 million. In August 2025, the Company entered into a $60.0 million term loan, the proceeds of which are being held in escrow, net of bank fees of $0.4 million, pursuant to the Credit Agreement described in Note 9, "Debt". These funds will remain in escrow until certain conditions related to the repayment or repurchase of the Company’s outstanding notes are satisfied, which the Company expects to meet within twelve months from the balance sheet date. The cash relating to both the letter of credit and the funds held in escrow are classified as restricted cash on the consolidated balance sheets. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2025	2024	2023
Cash and cash equivalents	$299,921	$416,531	$489,200
Restricted cash	107,588	48,000	—
Total cash, cash equivalents and restricted cash	$407,509	$464,531	$489,200

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
As of December 31, 2025, the Company does not hold any short-term investments. The following table summarizes the Company's financial instruments that were measured at fair value on a non-recurring basis (in thousands):

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
The Company’s cash equivalents, restricted cash, funds receivable, accounts receivable, accounts payable and other current liabilities approximate their fair value. All of the Company’s financial assets and liabilities measured at fair value are classified as Level 1, except for the Company’s Term Loan and 0.750% Convertible Senior Notes due 2026 (the “2026 Notes”), which are classified as Level 2. See Note 9, “Debt,” for additional information regarding the fair value of the Company’s Term Loan and 2026 Notes.
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
The Company does not require its creators to provide collateral to support accounts receivable and maintains an allowance for accounts receivable balances that are doubtful of collection. As of December 31, 2025 and 2024 there were no customers (creators) that represented 10% or more of accounts receivable balance, nor exceeded 10% of net revenue.
Funds Receivable
Funds receivable represents cash-in-transit from third-party payment processors that is received by the Company within approximately five business days from the date of the underlying ticketing transaction. For periods ending on a weekend or a bank holiday, the funds receivable balance will typically be higher than for periods ending on a weekday, as the Company settles payment processing activity on business days. The funds receivable balance includes the face value of tickets sold on behalf of creators and their share of service charges, which amounts are to be remitted to the creators. Such amounts were $24.6 million and $34.2 million as of December 31, 2025 and December 31, 2024, respectively.
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

Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized but the Company evaluates goodwill impairment of its single reporting unit annually in the fourth quarter, or more frequently if events or changes in circumstances indicate the goodwill may be impaired. During the year ended December 31, 2025, the Company performed an analysis by comparing its estimated fair value to the carrying amount, including goodwill. The Company's analysis indicated that its estimated fair value, using the market price of its common stock, exceeded its carrying amount and therefore goodwill was not impaired and no additional steps were necessary.
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
Stock-Based Compensation Expense
Stock-based compensation expense is measured based on the grant-date fair value of the awards. The Company uses the market closing price of its common stock as reported on the NYSE for the fair value of equity awards. The grant-date fair value of stock options is estimated using the Black-Scholes option pricing model. Compensation expense is recognized over the vesting period of the stock options and awards using the straight-line method. The Company estimates forfeitures in order to calculate the stock-based compensation expense.
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

Advertising Costs
Advertising costs, which include search engine marketing, search engine optimization, and other forms of digital advertising, are expensed as incurred. Advertising expenses were $10.4 million, $8.3 million and $13.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Foreign Currency Remeasurement
The functional currency of the Company’s international subsidiaries is the U.S. dollar. Accordingly, monetary balance sheet accounts are remeasured using exchange rates in effect at the balance sheet dates and non-monetary items are stated at historical exchange rates. Revenue and expenses are remeasured at the average exchange rates for the period. Foreign currency remeasurement and transaction gains and losses are included in other income (expense), net in the consolidated statements of operations. The Company recorded foreign currency rate remeasurement gain of $2.5 million, loss of $3.6 million and loss of $0.5 million during the years ended December 31, 2025, 2024 and 2023, respectively.
Net Loss Per Share
Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per share is computed by giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include stock options, restricted stock units, and convertible senior notes. Stock options and restricted stock units are included in diluted net loss per share using the treasury stock method. Convertible senior notes are included using the if-converted method. For periods in which the Company reports a net loss, diluted net loss per share is equal to basic net loss per share because the inclusion of potentially dilutive common shares would be anti-dilutive.
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

	December 31,
	2025	2024	2023
Accounts receivable, customers	$1,639	$3,111	$3,524
Allowance for credit losses	(1,043)	(924)	(710)
Accounts receivable, net	$596	$2,187	$2,814
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
The balance of creator signing fees, net is being amortized on a straight-line basis over a weighted-average remaining contract life of 3.1 years and 3.7 years as of December 31, 2025 and 2024, respectively. The following table summarizes the activity in creator signing fees for the periods indicated (in thousands):

	December 31,
	2025	2024
Balance, beginning of period	$7,529	$1,937
Creator signing fees paid	4,185	4,141
Amortization of creator signing fees	(2,429)	(1,193)
Write-offs and other adjustments	(2,801)	2,644
Balance, end of period	$6,484	$7,529
As presented in the consolidated balance sheets:
Creator signing fees, net	$2,469	$3,954
Creator signing fees, noncurrent	$4,015	$3,575
5. Creator Advances, Net
Creator advances are incentives that are offered by the Company which provide the creator with funds in advance of the event. These are subsequently recovered by withholding amounts due to the Company from the sale of tickets for the event until the creator advance has been fully covered. Creator advances are presented net of reserves on the consolidated balance sheet.
The following table summarizes the activity in creator advances, net, for the periods indicated (in thousands):

	December 31,
	2025	2024
Balance, beginning of period	$3,380	$2,804
Creator advances paid	10,685	5,273
Creator advances recouped	(4,763)	(4,242)
Write-offs and other adjustments	(686)	(455)
Balance, end of period	$8,616	$3,380
6. Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates indicated (in thousands):

	December 31,
	2025	2024
Capitalized internal-use software development costs	$74,511	$70,210
Furniture and fixtures	176	179
Computers and computer equipment	3,665	3,820
Leasehold improvements	914	924
Property and equipment	79,266	75,133
Less: Accumulated depreciation and amortization	(70,934)	(62,493)
Property and equipment, net	$8,332	$12,640

The Company recorded the following amounts related to depreciation of fixed assets and amortization of capitalized internal-use software development costs during the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Depreciation expense	$531	$690	$1,290
Amortization of capitalized internal-use software development costs	8,362	6,115	3,877
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
The components of operating lease costs were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease costs	$613	$617
Sublease income	(110)	—
Total operating lease costs, net	$503	$617
The Company made cash payments of $2.2 million and $2.1 million for operating lease liabilities during the year ended December 31, 2025 and December 31, 2024, respectively, which is included within the operating activities section on the consolidated statements of cash flows.
As of December 31, 2025, the Company's operating leases had a weighted-average remaining lease term of 0.4 years and a weighted-average discount rate of 5.3%. As of December 31, 2024, the Company's operating leases had a weighted-average remaining lease term of 1.2 years and a weighted-average discount rate of 4.6%.
The Company leases its office facilities under operating lease arrangements with varying expiration dates through 2026. As of December 31, 2025, the Company’s operating lease liabilities matured within one year, with total remaining undiscounted future lease payments of $0.4 million, including an immaterial amount of imputed interest, resulting in a reported operating lease liability of $0.4 million, all of which is classified as a current operating lease liability on the consolidated balance sheets.
8. Goodwill and Acquired Intangible Assets, Net
The carrying amount of goodwill was $174.4 million as of December 31, 2025 and 2024. The Company did not record any impairment charges related to goodwill during the years ended December 31, 2025, 2024, or 2023.
Acquired intangible assets consisted of the following as of the dates indicated (in thousands):

	December 31, 2025
	Cost	Accumulated Amortization	Net Book Value	Weighted-average remaining useful life (years)
Developed technology	$22,396	$(22,396)	$—	0.0
Customer relationships	74,884	(74,884)	—	0.0
Tradenames	1,350	(1,350)	—	0.0
Acquired intangible assets, net	$98,630	$(98,630)	$—

	December 31, 2024
	Cost	Accumulated Amortization	Net Book Value	Weighted-average remaining useful life (years)
Developed technology	$22,396	$(22,396)	$—	0.0
Customer relationships	74,884	(69,870)	5,014	0.7
Tradenames	1,350	(1,350)	—	0.0
Acquired intangible assets, net	$98,630	$(93,616)	$5,014
The Company recorded amortization expense related to acquired intangible assets in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of net revenue	$—	$717	$825
Sales, marketing and support	5,014	7,583	7,768
Total amortization of acquired intangible assets	$5,014	$8,300	$8,593
As of December 31, 2025, the Company’s acquired intangible assets were fully amortized. Accordingly, the Company does not expect to recognize any future amortization expense related to these acquired intangible assets. No impairment of acquired intangible assets was recognized during the years ended December 31, 2025, 2024, or 2023.
9. Debt
As of December 31, 2025 and December 31, 2024, the Company’s outstanding long-term debt was comprised of the following components (in thousands):

	December 31, 2025
	Term Loan	2026 Notes	2025 Notes	Total
Outstanding principal balance	$59,250	$87,750	$—	$147,000
Less: Debt issuance costs	(2,279)	(311)	—	(2,590)
Carrying amount, long-term debt	$56,971	$87,439	$—	$144,410

	December 31, 2024
	Term Loan	2026 Notes	2025 Notes	Total
Outstanding principal balance	$—	$212,750	$30,000	$242,750
Less: debt issuance costs	—	(1,812)	(219)	(2,031)
Carrying amount, long-term debt	$—	$210,938	$29,781	$240,719

Long-term debt is presented on the consolidated balance sheets as both current and noncurrent liabilities, based on the portion of principal payments due within the next twelve months and those due thereafter. The following table summarizes the classification of outstanding long-term debt as of the dates indicated (in thousands):

	December 31, 2025	December 31, 2024
Current portion of long-term debt	$90,515	$29,781
Long-term debt	53,895	210,938
Carrying amount, long-term debt	$144,410	$240,719
The following tables set forth the total interest expense recognized related to the Term Loan and Convertible Senior Notes for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash interest expense	$4,233	$6,954	$9,096
Amortization of debt issuance costs	1,275	1,837	2,089
Total interest expense	$5,508	$8,791	$11,185
The following table summarizes the Company's contractual obligation to settle commitments related to the Term Loan and Convertible Senior Notes as of December 31, 2025 (in thousands):

	Payments due by Year
	Total	2026	2027	2028	2029
Term Loan	$59,250	$3,750	$6,000	$19,500	$30,000
Interest obligations on Term Loan (1)	10,259	3,667	3,335	2,831	426
2026 Notes	87,750	87,750	—	—	—
Interest obligations on 2026 Notes (2)	658	658	—	—	—
(1) The Term Loan bears interest at a variable rate of Term SOFR plus 2.50%. Amounts presented in the table for future periods reflect interest payments calculated using an assumed annual rate of 6.28%, in effect as of December 31, 2025.
(2) The 2026 Notes bear interest at a fixed rate of 0.750% per year.
Term Loan
On August 6, 2025, the Company entered into a Credit Agreement (the "Credit Agreement") by and among the Company, as borrower, certain subsidiaries of Eventbrite, Inc., as guarantors, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as administrative and collateral agent and Morgan Stanley Senior Funding, Inc., Silicon Valley Bank, a division of First-Citizens Bank & Trust Company and Axos Bank, as joint lead arrangers and bookrunners, which provided for a four-year, $60.0 million senior secured term loan facility (the "Term Loan"), the full amount of which was borrowed by the Company on such date. The proceeds of the Term Loan will be held in escrow until the full amount of the 2025 Notes and an agreed portion of the 2026 Notes are repaid or repurchased and the remaining portion of the 2026 Notes is cash collateralized. Following the release from escrow, the proceeds may be used for general corporate purposes.
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
The Term Loan and other obligations under the Credit Agreement are (a) guaranteed by each of the Company’s wholly owned material domestic restricted subsidiaries, subject to certain exceptions, and (b) secured by substantially all of the assets of the Company and the subsidiary guarantors, including a pledge of all the capital stock of material domestic subsidiaries held directly by the Company and the subsidiary guarantors, subject to certain customary exceptions and limitations.
The Credit Agreement contains customary events of default and certain covenants applicable to the Company and its restricted subsidiaries, including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, including sale-leaseback transactions, prepayment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Credit Agreement requires the Company to maintain a maximum consolidated net total leverage ratio ranging from 3.25 to 1.00 to 2.00 to 1.00, a minimum fixed charge coverage ratio of 1.10 to 1.00 and minimum revenue of $270.0 million. The Company was in compliance with all covenants as of December 31, 2025.
The fair value of the Term Loan, which is classified as a Level 2 instrument within the fair value hierarchy, was $60.1 million as of December 31, 2025. The fair value was estimated using a discounted cash-flow model that incorporates observable SOFR rates.
Convertible Senior Notes
2026 Notes
In March 2021, the Company issued $212.8 million aggregate principal amount of 0.75% Convertible Senior Notes due 2026 (the “2026 Notes”). The 2026 Notes are senior unsecured obligations, with interest payable semi-annually in arrears on March 15 and September 15 of each year. The 2026 Notes will mature on September 15, 2026, unless earlier converted, redeemed or repurchased.
In August 2025, the Company repurchased $125.0 million aggregate principal amount of the 2026 Notes for $118.9 million in cash, including accrued interest. This transaction resulted in a gain on extinguishment of $5.8 million in the third quarter of 2025. Gains and losses on debt extinguishment are presented as a separate financial statement line item within the consolidated statements of operations and included as an adjustment to reconcile net loss to net cash provided by operating activities in the consolidated statements of cash flows.
The effective interest rate of the 2026 Notes is 1.3%. The Company recorded cash interest of $1.2 million and $1.6 million and amortization of debt issuance costs of $0.8 million and $1.1 million related to the 2026 Notes during the year ended December 31, 2025 and December 31, 2024, respectively.
The fair value of the 2026 Notes, which are classified as Level 2 instruments within the fair value hierarchy, was $86.2 million as of December 31, 2025, and $186.5 million as of December 31, 2024. The fair value of the Convertible Notes is determined using observable market prices on the last business day of the period.
2025 Notes
In June 2020, the Company issued $150.0 million aggregate principal amount of 5.000% Convertible Senior Notes due December 1, 2025 (the "2025 Notes").
In August 2024, the Company repurchased $120.0 million aggregate principal amount of the 2025 Notes for $120.5 million in cash, including accrued interest. This transaction resulted in a loss on extinguishment of $0.3 million in the third quarter of 2024. Gains and losses on debt extinguishment are presented as a separate financial statement line item within the consolidated statements of operations and included as an adjustment to reconcile net loss to net cash provided by (used in) operating activities in our condensed consolidated statements of cash flows.
On December 1, 2025, the remaining $30.0 million aggregate principal amount of the 2025 Notes matured and was fully repaid in cash. As of December 31, 2025, there was no outstanding balance related to the 2025 Notes.
In connection with the issuance of the 2025 Notes, the Company entered into capped call transactions. These transactions expired in connection with the final maturity of the 2025 Notes on December 1, 2025.

Capped Call Transactions
In March 2021, in connection with the offering of the 2026 Notes, the Company entered into privately negotiated capped call transactions (the "2026 Capped Calls") with certain financial institutions (the "2026 Option Counterparties"). The 2026 Capped Calls cover, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2026 Notes, the number of shares of Class A common stock initially underlying the 2026 Notes. The 2026 Capped Calls are expected generally to reduce potential dilution to the Class A common stock upon any conversion of 2026 Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of such converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap, initially equal to $37.54, and is subject to certain customary adjustments under the terms of the 2026 Capped Calls. The 2026 Capped Calls will expire in September 2026, if not exercised earlier.
The 2026 Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the company, including merger events, tender offers and announcement events. In addition, the 2026 Capped Calls are subject to certain specified additional disruption events that may give rise to the termination of the 2026 Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions.
The 2026 Capped Call Transactions do not meet the criteria for separate accounting as a derivative. The aggregate premium paid for the purchase of the 2026 Capped Calls of $18.5 million was recorded as a reduction to additional paid-in capital on the consolidated balance sheets.
Merger Debt Repayment Obligations
In connection with the Merger Agreement entered into on December 1, 2025, the Company committed to repay or otherwise satisfy certain outstanding indebtedness. Under the terms of the Merger Agreement, the Company was required to repay all outstanding amounts under the Credit Agreement at or prior to the Closing, including accrued interest and fees, and to terminate such Credit Agreement.
In addition, upon the Closing, the Company was required to comply with the provisions of the indenture governing the 2026 Notes, including delivering a Fundamental Change Repurchase Notice and depositing with the trustee cash sufficient to repurchase all outstanding 2026 Notes at the applicable Fundamental Change Repurchase Price, as defined in such indenture. Any amounts deposited in excess of those required to complete the repurchase would be returned to the Company in accordance with the terms of such indenture.
As of December 31, 2025, the Merger had not been consummated and the repayment obligation was contingent upon closing of the Merger. Accordingly, the terms of the debt agreements had not changed and the Company continued to classify debt in accordance with its contractual maturity as of the balance sheet date. Subsequently, the Merger was consummated on March 10, 2026. See Note 16, "Subsequent Events" in the accompanying notes to the consolidated financial statements for further detail.

10. Commitments and Contingencies
The Company’s principal contractual commitments primarily consist of obligations under its Term Loan and 2026 Notes (including both principal and contractual interest payments), operating leases for office facilities, and non-cancellable purchase commitments. For further details regarding the Company’s debt arrangements, refer to Note 9, “Debt.” Information regarding operating lease commitments for office space is provided in Note 7, “Leases".
The Company has non-cancelable purchase commitments primarily related to site hosting services and, to a lesser extent, business technology software that supports the Company’s information technology infrastructure, including identity management, data analytics, and cloud security services. As of December 31, 2025, remaining commitments under these agreements totaled approximately $59.1 million, with $14.9 million due in 2026, $14.5 million in 2027, $12.0 million in 2028, and $17.8 million thereafter. The commitments were made in the ordinary course of business and are expected to be satisfied through the Company’s ongoing operations.
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
Contract Litigation
On May 11, 2020, SH Entretenimento S.A. (Sem Hora) filed a complaint in the 41st Civil Court of São Paulo against the Company and Eventbrite Brasil Gestao De Eventos Ltda., seeking indemnification for breach of contract. On December 18, 2023, a judge issued a verdict in Sem Hora’s favor and awarded Sem Hora (i) BRL3.8 million for breach of contract claims, (ii) BRL0.5 million as moral damages and (iii) compensation for lost profits, yet to be liquidated. The Company filed an appeal before the São Paulo State Court of Appeals ("TJSP"). On May 27, 2025, the TJSP upheld the first decision on the merits rendered by the lower court, except with respect to moral damages, reducing the amount of moral damages to BRL0.3 million. The TJSP also ruled that interest would accrue beginning on the Company’s alleged noncompliance with the contractual obligations. On August 13, 2025, the Company filed a Special Appeal with the Superior Court of Justice in Brasília. On October 15, 2025, the Company obtained a decision admitting the processing of the Special Appeal.
Management has estimated a range of possible loss for this matter between $0.5 million and $2.1 million. As no amount within this range is considered a better estimate, the Company has accrued the minimum estimated amount of $0.5 million as December 31, 2025 in accrued liabilities on the consolidated balance sheet. The ultimate resolution of this matter could result in a loss outside of the currently accrued amount. While the Company believes its accrual is appropriate based on currently available information, the estimated amount of loss could change as the litigation progresses, and any such change could be material to the Company’s financial condition and results of operations.
Tax Matters
The Company is currently under audit in certain jurisdictions with regard to indirect tax matters. The Company establishes reserves for indirect tax matters when it determines that a loss is probable and can be reasonably estimated. As of December 31, 2025, and December 31, 2024, the Company had recognized reserves of $0.4 million and $0.5 million, respectively, reflecting management’s best estimates of potential liabilities, inclusive of interest and penalties.
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

11. Stockholders' Equity
Common Stock Repurchase Program
On March 14, 2024, the Company’s board of directors authorized a share repurchase program pursuant to which the Company may repurchase up to $100.0 million of its Class A common stock. The program does not have an expiration date. During the year ended December 31, 2024, the Company repurchased 10,201,720 shares of its Class A common stock under the program for an aggregate purchase price of approximately $50.3 million, which includes amounts for the 1% excise tax as a result of the Inflation Reduction Act of 2022. No shares were repurchased during the year ended December 31, 2025. As of December 31, 2025, approximately $50.0 million remained available for future repurchases under the program. Shares repurchased under the program are recorded as treasury stock in the Company’s consolidated financial statements.
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
Equity Incentive Plans
In August 2018, the 2018 Stock Option and Incentive Plan (the "2018 Plan") was adopted by the board of directors and approved by the stockholders and became effective in connection with the IPO. The 2018 Plan replaced the 2010 Stock Plan (the "2010 Plan") as the board of directors determined not to make additional awards under the 2010 Plan. The 2010 Plan will continue to govern outstanding equity awards granted thereunder.
The 2018 Plan allows for the granting of options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), unrestricted stock awards, performance-based restricted stock units ("PSUs"), dividend equivalent rights and cash-based awards. Every January 1, the number of shares of stock reserved and available for issuance under the 2018 Plan will cumulatively increase by five percent of the number of shares of Class A and Class B common stock outstanding on the immediately preceding December 31, or a lesser number of shares as approved by the board of directors.
As of December 31, 2025, there were 5,050,119 options issued and outstanding under the 2010 Plan and 3,196,191 options issued and outstanding under the 2018 Plan (collectively, the "Plans"). As of December 31, 2025, 13,620,316 shares of Class A common stock were available for grant under the 2018 Plan.
Stock options granted typically vest over a four-year period from the date of grant. Options awarded under the Plans are exercisable for up to ten years.
Stock Option Activity
Stock option activity under the Plans is as follows:

	Outstanding options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance as of December 31, 2023	12,318,335	$12.06	5.4	$2,845
Canceled	(1,342,743)	$10.28
Balance as of December 31, 2024	10,975,592	$12.28	3.8	$5
Canceled	(2,729,282)	$12.49
Balance as of December 31, 2025	8,246,310	$12.21	3.1	$12
Vested and exercisable as of December 31, 2025	8,059,942	$12.27	3.0	$12
Vested and expected to vest as of December 31, 2025	8,241,953	$12.21	3.1	$12
The aggregate intrinsic value in the table above represents the difference between the fair value of Class A common stock and the exercise price of outstanding, in-the-money stock options on December 31, 2025.
The Company recognized $2.4 million, $6.4 million and $10.0 million of stock-based compensation expense related to stock options during the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, the total unrecognized stock-based compensation expense related to stock options outstanding was $0.7 million, which will be recognized over a weighted-average period of 0.7 years. There were no options granted during the years ended December 31, 2025 and 2024.
Stock Award Activity
Stock award activity includes Restricted Stock Units ("RSUs"), Performance Stock Units ("PSUs"), and Restricted Stock Awards ("RSAs").
The Company awarded PSUs to certain senior executives, pursuant to the 2018 Plan. The awards vest based upon continued service and achievement of certain financial performance goals and market conditions established by the board of directors or Compensation Committee for a predetermined period.
Stock award activity, which includes RSUs, PSUs and RSAs, under the Plans is as follows:

	Outstanding RSUs, RSAs and PSUs	Weighted-average grant date fair value per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Balance at December 31, 2023	12,478,798	$9.40
Awarded (1)	10,708,288	4.76
Released	(4,559,943)	9.95
Cancelled	(4,954,454)	7.73
Balance as of December 31, 2024	13,672,689	$6.21	1.3	$45,936
Awarded (1)	10,894,516	2.44
Released	(10,088,508)	5.12
Canceled	(5,939,466)	4.74
Balance as of December 31, 2025	8,539,231	3.72	1.2	38,000
Vested and expected to vest as of December 31, 2025	7,964,854	$3.71	1.2	$35,444
(1) Includes approximately 2.0 million and 1.9 million of PSUs granted during the year ended December 31, 2025 and 2024, respectively.
The Company recognized $30.6 million, $44.9 million and $46.1 million of stock-based compensation expense related to stock awards during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the total unrecognized stock-based compensation expense related to stock awards outstanding, was $27.2 million, which will be recognized over a weighted-average period of 1.6 years.
The Compensation Committee approved the accelerated vesting of approximately 4.3 million shares, including RSUs and PSUs, for certain executive officers on December 19, 2025. For additional information related to these accelerated awards, please refer to the Current Report on Form 8-K filed with the SEC on December 19, 2025.
Employee Stock Purchase Plan
In August 2018, the board of directors adopted, and stockholders approved, the 2018 Employee Stock Purchase Plan (the "ESPP"). Subject to any plan limitations, the ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their earnings for the purchase of the Company’s Class A common stock at a discounted price per share. Except for the initial offering period, the ESPP provides for separate six-month offering periods. Unless otherwise determined by the board of directors, the Company’s Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is the lesser of (1) 85% of the fair market value of the Company’s Class A common stock on the first trading day of the offering period, which for the initial offering period is the price at which shares of the Company’s Class A common stock were first sold to the public, or (2) 85% of the fair market value of the Company’s Class A common stock on the last trading day of the offering period. Every January 1, the number of shares of Class A common stock reserved and available for issuance under the ESPP will be cumulatively increased by the lesser of (1) 1,534,500 shares of Class A common stock, (2) one percent of the number of shares of Class A and Class B common stock of the Company outstanding on the immediately preceding December 31 or (3) a lesser number of shares of Class A common stock as determined by the board of directors.

A total of 142,618 shares were purchased under the ESPP during the year ended December 31, 2025, and as of that date, 6,768,597 shares of Class A common stock were available for future issuance under the ESPP. A total of 190,197 shares were purchased under the ESPP during the year ended December 31, 2024.
The Company recorded $0.2 million, $0.4 million and $0.5 million of stock-based compensation expense related to the ESPP during the years ended December 31, 2025, 2024 and 2023, respectively.
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
There was no outstanding common stock subject to repurchase at December 31, 2025 and 2024.
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
In December 2025, the Company accelerated the vesting of certain equity awards and issued shares of common stock. The accelerated awards were subject to a cash repayment obligation if employment terminates prior to the sooner of the consummation of the completed Merger or the original service vesting dates. The repayment obligation required reimbursement of the after-tax value of the shares attributable to the uncompleted service period; however, the shares themselves were not subject to forfeiture or repurchase.
Because continued service is required to avoid repayment, the Company concluded that a service condition continues to exist under ASC 718. Accordingly, compensation cost continues to be recognized over the remaining requisite service period, and unearned amounts are recorded as a contra-equity balance within additional paid-in capital. Certain accelerated PSUs were treated as a Type 1 (probable-to-probable) or Type 3 (improbable-to-probable) modification. A cumulative catch-up adjustment of $2.9 million was recorded in the year ended December 31, 2025 related to the modification and acceleration of the aforementioned equity awards.
There were no options granted during the years ended December 31, 2025 or 2024. The following range of assumptions were used to estimate the fair value of stock options granted to employees:

Year Ended December 31,
	2025	2024	2023
Expected dividend yield	—	—	—
Expected volatility	—	—	61.0% - 61.7%
Risk-free interest rate	—	—	3.7% - 4.7%
Expected term (years)	—	—	6.0 - 6.3
The Company determines expected volatility for the ESPP based on the historical volatility of its common stock. The following range of assumptions were used to estimate the purchase rights granted under the ESPP on the first day of the offering period:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	59.3% - 61.5%	62.0% - 64.9%	47.3% - 65.2%
Risk-free interest rate	3.8% - 4.3%	4.4% - 5.4%	5.4% - 5.3%
Expected term (years)	0.5	0.5	0.5

Stock-based compensation expense recognized in connection with stock options, stock awards, and the ESPP during the years ended December 31, 2025, 2024 and 2023 in the consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of net revenue	$315	$568	$842
Product development	12,254	22,604	21,018
Sales, marketing and support	5,071	7,395	9,455
General and administrative	14,869	19,121	23,741
Total	$32,509	$49,688	$55,056
Stock-based compensation expense included in capitalized internal-use software development costs was $0.7 million for the year ended December 31, 2025, and $1.9 million and $1.5 million for the years ended December 31, 2024 and 2023, respectively.
Merger Related Treatment of Equity Awards
In connection with the Merger Agreement with Bending Spoons, all outstanding equity awards under the Company’s stock-based compensation plans, including vested and unvested restricted stock units and awards, performance stock units and stock options, were cancelled and converted into the right to receive the same per-share cash consideration payable to the Company’s stockholders upon consummation of the Merger at $4.50 per share (less the exercise price with respect to stock options), except for stock options for which the exercise price exceeded the merger consideration which were cancelled and converted into the right to receive an amount in cash determined based on a Black-Scholes Model. The amount of cash consideration received by holders of performance awards in connection with the Closing were determined in accordance with the terms of the applicable award agreements and the Merger Agreement.
Because the Merger had not closed as of December 31, 2025 and the cash settlement of equity awards was contingent on the Closing, the awards continued to be accounted for as equity-classified awards under ASC 718 as of the balance sheet date.
12. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. As the Company had net losses for the years ended December 31, 2025, 2024 and 2023, all potentially issuable shares of common stock were determined to be anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	December 31,
	2025	2024	2023
Net loss	$(10,515)	$(15,571)	$(26,479)
Weighted-average shares used in computing earnings per share, basic and diluted	96,580	93,029	100,299
Net loss per share, basic and diluted	$(0.11)	$(0.17)	$(0.26)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect (in thousands):

	December 31,
	2025	2024	2023
Shares related to Convertible Senior Notes	3,147	10,011	19,538
Stock options to purchase common stock	8,246	10,976	12,318
Restricted stock units	8,141	13,443	12,379
ESPP	72	153	138
Total shares of potentially dilutive securities	19,606	34,583	44,373
For the Convertible Senior Notes, the Company calculated the potential dilutive effect under the if-converted method. The potential additional shares from the full conversion of the 2026 Notes is 3.1 million shares. These shares are excluded from the diluted net loss per share calculation because their effect would be anti-dilutive.
13. Income Taxes
Loss before the provision for income taxes consisted of the following for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(13,496)	$(16,088)	$(25,868)
International	4,451	2,676	1,380
Total	$(9,045)	$(13,412)	$(24,488)
The components of the Company's income tax provision (benefit) were as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current tax expense (benefit)
Federal	$(98)	$—	$—
State	11	313	214
Foreign	1,145	1,282	1,142
Total current tax expense	1,058	1,595	1,356
Deferred tax expense (benefit)
Federal	330	330	330
State	21	46	364
Foreign	61	188	(59)
Total deferred tax expense	412	564	635
Total income tax provision	$1,470	$2,159	$1,991

During 2025, the Company paid cash taxes of $0.1 million to Texas, an immaterial amount to other U.S. states, $0.6 million to Spain, $0.3 million to India, $0.2 million to Ireland and $0.1 million to other foreign jurisdictions. A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2025
	(in thousands)	Percent
US federal statutory tax rate	$(1,899)	21.0%
State and local income taxes, net of federal income tax effect(1)	32	(0.4)%
Foreign tax effects
Ireland
Statutory tax rate difference between Ireland and United States	(94)	1.0%
Foreign exchange revaluation	(128)	1.4%
Others	66	(0.7)%
Spain
Statutory tax rate difference between Spain and United States	81	(0.9)%
Foreign exchange revaluation	(58)	0.6%
Share based payments	733	(8.1)%
Research and development credits	(228)	2.5%
Others	(89)	1.0%
Other foreign jurisdictions	(14)	0.2%
Effects of changes in tax laws or rates enacted in the current period	—	—%
Effects of cross-border tax laws
Global intangible low-taxed income	1,521	(16.8)%
Tax credits	(996)	11.0%
Changes in valuation allowance	(5,756)	63.6%
Nontaxable or deductible items
Stock based and non-deductible employee compensation	8,119	(89.8)%
Other	51	(0.6)%
Changes in unrecognized tax benefits	400	(4.4)%
Other	(272)	3.0%
Effective tax rate	$1,470	(16.2)%
(1) State taxes in New York State, New York City, Tennessee and Georgia for 2025 made up the majority (greater than 50%) of the tax effect in this category.

A reconciliation of the Federal statutory income tax provision to the Company’s effective income tax provision prior to the adoption of ASU 2023-09 is as follows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Federal tax benefit at statutory rate	$(2,817)	$(5,143)
State tax	360	578
Foreign rate differential	906	797
Non-deductible permanent items	29	37
Stock-based compensation	4,956	3,623
GILTI inclusion	1,243	894
Non-deductible officer compensation	678	404
Tax credits	(2,114)	(1,691)
Change in valuation allowance	(1,082)	2,492
Total	$2,159	$1,991
A summary of income taxes paid, net of refunds, pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 (in thousands):

Year Ended December 31, 2025
U.S. federal	$—
U.S. state and local
Texas	137
Other	52
Foreign
Spain	610
India	345
Ireland	155
Other	70
Total cash paid during the period for income taxes, net of refunds	$1,369

The Company paid income taxes, net of refunds, of $1.7 million and $0.9 million for the years ended December 2024 and 2023, respectively.

The Company has not provided U.S. income taxes or foreign withholding taxes on the undistributed earnings of its profitable foreign subsidiaries for the years ended December 31, 2025, 2024 and 2023, because it intends to permanently reinvest such earnings in foreign operations. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings.

The Company’s deferred tax assets and liabilities as of the dates indicated were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$134,321	$127,041
Capitalized research and development expenditures	23,237	46,724
Stock-based compensation	16,453	22,108
Tax credit carry-forward	20,788	20,958
Deferred interest	3,996	5,452
Accruals and reserves	6,917	4,805
Lease liability	91	601
Unrealized foreign exchange losses	—	316
Other	836	—
Total deferred tax assets	206,639	228,005
Valuation allowance	(203,888)	(226,284)
Net deferred tax assets	2,751	1,721
Deferred tax liabilities:
Accruals and reserves	(1,409)	(1,711)
Depreciation and amortization	(4,271)	(2,831)
Unrealized foreign exchange gains	(421)	—
Right-of-use-asset	(55)	(160)
Net deferred taxes	$(3,405)	$(2,981)
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the Company’s history of net operating losses, the Company believes it is more likely than not that the vast majority of its federal, state, and certain foreign deferred tax assets will not be realized as of December 31, 2025 and 2024. The total valuation allowance recorded as of December 31, 2025 and 2024 was $203.9 million and $226.3 million, respectively.
The activity in the Company's deferred tax asset valuation allowance for the periods indicated was as follows (in thousands):

	Balance, Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance, end of Period
Year ended December 31, 2025
Deferred tax asset valuation allowance	$226,284	(22,397)	1	—	$203,888
Year ended December 31, 2024
Deferred tax asset valuation allowance	$219,219	7,061	4	—	$226,284
Year ended December 31, 2023
Deferred tax asset valuation allowance	$212,536	6,689	(6)	—	$219,219
As of December 31, 2025 and 2024, the Company has net operating loss carryforwards for federal income tax purposes of $521.9 million and $429.1 million, respectively, available to reduce future taxable income. The federal net operating loss carryforwards will begin to expire, if not utilized, in 2034. In addition, the Company has $114.1 million and $114.2 million of net operating loss carryforwards available to reduce future taxable income for state income tax purposes for the years ended December 31, 2025 and 2024, respectively; which includes $102.7 million and $104.3 million corresponding to the state of California. The state net operating loss carryforwards will begin to expire, if not utilized, in 2025. The federal and state net operating loss carryforwards are subject to various annual limitations under Section 382 of the Internal Revenue Code and similar state provisions. As of December 31, 2025 and 2024, the Company had foreign net operating loss carryforwards of $5.3 million and $18.9 million (tax-effected), respectively, which will expire at various dates beginning in 2030, if not utilized.

As of December 31, 2025, the Company had Federal and California Research and Development Credits of $25.2 million and $21.5 million, respectively. The Federal Research and Development Credits will begin to expire, if not utilized, in 2032. The California Research and Development Credits do not expire since these attributes have an indefinite life. As of December 31, 2025 and 2024, the Company had California EZ Hiring Tax Credits of $0.0 million and $0.4 million, respectively. The California Hiring Tax Credits will begin to expire, if not utilized, in 2025. As of December 31, 2025 and 2024, the Company had foreign tax credits of $0.2 million. The foreign tax credits will begin to expire, if not utilized, in 2028.
As of December 31, 2025 and 2024, the Company had unrecognized tax benefits of $24.1 million and $22.8 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2022	$15,087
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	3,022
Gross amount of increases in unrecognized tax benefits for tax positions taken in prior year	912
Gross amount of decreases in unrecognized tax benefits for tax positions taken in prior year	(5)
Balance as of December 31, 2023	19,016
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	3,044
Gross amount of increases in unrecognized tax benefits for tax positions taken in prior year	740
Gross amount of decreases in unrecognized tax benefits for tax positions taken in prior year	—
Balance as of December 31, 2024	22,800
Gross amount of increases in unrecognized tax benefits for tax positions taken in current year	1,588
Gross amount of decreases in unrecognized tax benefits for tax positions taken in prior year	(150)
Gross amount of decreases in unrecognized tax benefits as a result of a lapse in statute of limitations	(102)
Balance as of December 31, 2025	$24,136
The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year or otherwise directly related to an existing deferred tax asset, in which case the uncertain tax position is recorded net of the asset on the consolidated balance sheet. As of December 31, 2025, $0.0 million of the Company’s gross unrecognized tax benefits, if recognized, would affect the effective tax rate and, $24.1 million would result in an adjustment to deferred tax assets with corresponding adjustments to valuation allowance.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. There were no interest and penalties accrued as of December 31, 2025 and 2024.
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
14. Segment and Geographic Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available and reviewed regularly by the chief operating decision-maker ("CODM"). The Company’s CODM is its Chief Executive Officer ("CEO") who reviews discrete financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. The Company generates revenue from services fees and payment processing fees from the sale of paid tickets on our platform, as well as fees associated with advertising and marketplace services. The Company does not separate costs for its different revenue streams and therefore discrete financial information is only available on a consolidated basis. Accordingly, the Company has determined that it operates as a single operating segment and has one reportable segment. The accounting policies of the single reportable segment are the same as those described in Note 2, "Significant Accounting Policies", in the accompanying notes to our consolidated financial statements.
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
The following table presents the Company's total net revenue by geography based on the currency of the underlying transaction (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$209,090	$236,500	$242,168
United Kingdom	30,620	32,067	28,370
International	52,133	56,501	55,596
Total net revenue	$291,843	$325,068	$326,134
Excluding the United Kingdom, no other individual country within international net revenue exceeded 10% of total consolidated net revenue for any periods presented.
Substantially all of the Company's long-lived assets are located in the United States.
15. Related Party Transaction
On May 19, 2025, the Company entered into an agreement with Decagon AI, Inc. (Decagon), a customer support artificial intelligence (AI) platform. A-Star Partners Fund I, LP, a Delaware limited partnership, holds a minority stake in Decagon. A-Star Partners Fund I, LP is a fund managed by A-Star Partners, LLC, a venture capital firm in which Kevin Hartz is a managing member and owner. Mr. Hartz is the co-founder, former chief executive officer and former chair of the Company, and is married to Julia Hartz, the Company’s co-founder, chief executive officer and chair. The Company agreed to a one-year term with Decagon AI, Inc., for a fee of $0.3 million payable by the Company to Decagon.
Additionally, on May 30, 2025, the Company entered into an agreement with RegCheck, Inc. d/b/a Andera.ai, an audit AI platform. A-Star Partners Fund II, LP, a Delaware limited partnership, holds a minority stake in Andera.ai. A-Star Partners Fund II, LP is a fund managed by A-Star Partners, LLC, the venture capital firm in which Mr. Hartz is a managing member and owner. The Company entered into an agreement with Andera.ai which provides for payments by the Company to Andera.ai of approximately $0.3 million per year for a three-year term.
These related party transactions have been reviewed and approved by the audit committee of the Company's board of directors.
16. Subsequent Events
The Company has evaluated events from December 31, 2025 through March 12, 2026, the date these financial statements were issued.
Merger with Bending Spoons
On December 1, 2025, Eventbrite entered into the Merger Agreement with Bending Spoons and Merger Sub, pursuant to which, among other things, Merger Sub would merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Bending Spoons. The Board unanimously approved the Merger and the Merger Agreement.
On February 27, 2026, Eventbrite’s stockholders approved the Merger. The Merger was consummated on March 10, 2026. As a result of the Merger, each share of Eventbrite’s Class A common stock and Class B common stock issued and outstanding immediately prior to the Effective Time was cancelled and converted into the right to receive $4.50 in cash, without interest and subject to applicable withholding taxes as set forth in the Merger Agreement.
On March 10, 2026, immediately following the consummation of the Merger, Eventbrite notified the NYSE that the Merger had been completed and requested that trading of Eventbrite’s Class A common stock on the NYSE be suspended, and an application on Form 25 be filed with the SEC to remove Eventbrite’s Class A common stock from listing on the NYSE and Eventbrite’s Class A common stock from registration under Section 12(b) of the Exchange Act. Eventbrite intends to file a Form 15 with the SEC to terminate the registration of Eventbrite’s Class A common stock under Section 12(g) of the Exchange

Act and suspend reporting obligations relating to Eventbrite’s Class A common stock under Sections 13 and 15(d) of the Exchange Act. Consequently, Eventbrite will cease to be a publicly traded company.
Pursuant to the terms of the Merger Agreement, all of the members of our Board resigned as directors as of the Effective Time. In addition, all of our executive officers, except for Julia Hartz and Anand Gandhi, resigned from their respective offices as of the Effective Time. Each of Julia Hartz and Anand Gandhi is expected to resign from her or his respective office as an executive officer of Eventbrite immediately following the filing of this Annual Report on Form 10-K.
In addition, pursuant to the terms of the Merger Agreement, Eventbrite delivered a payoff letter prior to the Closing and satisfied the aggregate outstanding payoff amount under the Credit Agreement on the Closing Date, which resulted in the termination of the Credit Agreement and the release of all associated liens and guarantees. Furthermore, we were required to comply with the provisions of the indenture governing the 2026 Notes, under which the Merger constituted a “Fundamental Change.” On the Closing Date, we irrevocably deposited with the trustee a cash amount sufficient to fund the repurchase of all outstanding 2026 Notes at the Fundamental Change Repurchase Price and sent holders of the 2026 Notes a Fundamental Change Repurchase Notice, specifying that the formal repurchase of the 2026 Notes is expected to occur on April 9, 2026. We funded these obligations using our cash on hand at Closing.
Litigation Relating to the Merger
Following the announcement of the Merger and prior to filing the Definitive Proxy Statement, a putative class action complaint (the “Complaint”) and a motion for expedited proceedings were filed on January 12, 2026 in the Court of Chancery of the State of Delaware (the “Court of Chancery”) against Eventbrite and its directors, Kevin Hartz, Kevin Hartz and Julia Hartz as trustees for The Hartz Family Revocable Trust dated 12/4/2008, Divesh Makan as trustee for The Hartz 2008 Irrevocable Trust dated September 15, 2008 and Bending Spoons US Inc. (collectively, the “Defendants”): Juniper International LLC, et al. v. Eventbrite, Inc., et al., C.A. No. 2026-0045-PAF (Del. Ch.). The Complaint alleged that entry into the Voting and Support Agreement, dated December 1, 2025 (the “Voting and Support Agreement”), by and among Bending Spoons and each of (i) Julia Hartz, (ii) Kevin Hartz, (iii) Kevin Earnest Hartz & Julia D. Hartz TTEES the Hartz Family Revocable Trust DTD 12/4/2008 and (iv) Hartz 2008 Irrevocable Trust dated September 15, 2008 (collectively, the “Supporting Stockholders”), effected a “Transfer” (as that term is defined under Eventbrite's amended and restated certificate of incorporation (the “Charter”)) of the shares of Class B common stock held by the Supporting Stockholders under the Charter, which purportedly triggered the shares’ automatic retirement and conversion into shares of Class A common stock with one (1) vote per share, as compared to ten (10) votes per share of Class B common stock (the “Alleged Automatic Conversion”). The Complaint further alleged that the Preliminary Proxy Statement on Schedule PRE 14A filed in connection with the Merger with the SEC on January 2, 2026 (the “Preliminary Proxy Statement”) omitted certain purportedly material information regarding the conversion of the Supporting Stockholders’ shares of Class B common stock and incorrectly described the voting power of the Supporting Stockholders, which rendered the Preliminary Proxy Statement false and misleading. The Complaint sought, among other things, a declaratory judgment that entry into the Voting and Support Agreement effected a “Transfer” of the Supporting Stockholders’ shares of Class B common stock into shares of Class A common stock as of December 1, 2025, an order to enjoin the stockholder vote on the Merger until corrective disclosures were issued, a finding that Eventbrite’s directors breached their fiduciary duties by issuing the Preliminary Proxy Statement, and rescission (or, alternatively, damages).
The Defendants filed an opposition to the motion for expedited proceedings on January 15, 2026. On January 20, 2026, the Court of Chancery granted the plaintiffs’ motion to expedite. On January 28, 2026, the parties filed a stipulation where they agreed to adjourn the hearing on the plaintiffs’ motion for a preliminary injunction originally scheduled for February 12, 2026.
Notwithstanding Eventbrite’s and the Defendants’ disagreement with the claims asserted in the Complaint and their belief that there had not been a “Transfer” as described above, in the interest of avoiding unnecessary delay, Eventbrite stockholders were requested to cast the votes described in the Definitive Proxy Statement on the assumption that, consistent with the plaintiffs’ interpretation of the Charter, all of the issued and outstanding shares of Class B common stock held by the Supporting Stockholders may have been converted into shares of Class A common stock entitled to one (1) vote per share.
In the event that when the votes were counted, the number of votes in favor of the Merger would not be sufficient under the plaintiffs’ interpretation of the Charter (but would be sufficient under Eventbrite’s interpretation of the Charter) and all conditions to the Merger had been or will at the Closing be satisfied, then Eventbrite agreed with the plaintiffs that the Merger would not close until the Court of Chancery had ruled upon the Complaint and the parties would request that a hearing on the matter occur within thirty (30) days of the special meeting of stockholders (the “Special Meeting”). In the event that the number of votes in favor of the Merger would be sufficient under the plaintiffs’ interpretation of the Charter, the plaintiffs agreed that their claims would be moot.

On February 27, 2026, Eventbrite held the Special Meeting. The Merger was approved by the requisite vote of Eventbrite’s stockholders, assuming Eventbrite’s interpretation of the Charter and the Alleged Automatic Conversion had not occurred on December 1, 2025. Additionally and separately, the Merger was approved by the requisite vote of Eventbrite’s stockholders, assuming the plaintiffs’ interpretation of the Charter and the Alleged Automatic Conversion had occurred on December 1, 2025.
On March 5, 2026, the parties filed a stipulation and proposed order in which the plaintiffs voluntarily dismissed their claims as moot, and the Court retained jurisdiction to adjudicate any application for attorneys’ fees and expenses in connection with the plaintiffs’ claims. The Court granted the stipulation and order on March 6, 2026.
Following the announcement of the Merger, Eventbrite also received demand letters from certain purported Eventbrite stockholders that allege, among other things, that the Preliminary Proxy Statement or Definitive Proxy Statement (as applicable) omitted certain purportedly material information that rendered such proxy statement false and misleading. Additionally, Eventbrite received demand letters from certain purported stockholders pursuant to Section 220 of the Delaware General Corporation Law for certain books and records of Eventbrite related to the Merger.
At this time, the Company is unable to predict the outcome of any litigation or reasonably estimate a range of possible loss, if any. Accordingly, no amounts have been accrued in the accompanying consolidated financial statements related to these matters. The Company will continue to evaluate the need for accrual in accordance with ASC 450, Contingencies. An unfavorable outcome could have a material adverse effect on the Company’s business, financial condition or results of operations; however, the Company does not believe that the ultimate resolution of these matters, individually or in the aggregate, will have a material adverse effect on its consolidated financial statements, although such matters could be material to the Company’s operating results for a particular period.

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
Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information required for disclosure in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to Company management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth in "Internal Control—Integrated Framework” (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on the assessment, our management has concluded that its internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Our independent registered public accounting firm, Baker Tilly US, LLP, has issued an audit report with respect to the effectiveness of our internal controls over financial reporting as of December 31, 2025, which appears in Part II, Item 8 of this Annual Report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information included in this Item 10 is as of prior to the Effective Time. Please refer to our Current Report on Form 8-K filed on March 10, 2026 for additional information regarding the directors, officers and other governance matters of the Company following the consummation of the Merger.
Board of Directors
Pursuant to the terms of the Merger Agreement, all of the members of our Board resigned as directors as of the Effective Time. For more information regarding changes expected to be effected as a result of consummation of the Merger, please refer to our Current Report on Form 8-K filed on March 10, 2026. There are no family relationships among any of our directors or executive officers.
Audit Committee
Prior to the consummation of the Merger, our Board had established an Audit Committee. Members of the Audit Committee served until their resignation or until as otherwise determined by our Board. The Audit Committee operated under a written charter adopted by the Board, which was available at https://investor.eventbrite.com/. The composition and primary responsibilities of the Audit Committee prior to the consummation of the Merger is described below.

Audit Committee Members(1): Pilar Manchón Sean Moriarty Helen Riley (Chair; Financial Expert) Meetings in fiscal 2025: 5
The Audit Committee’s primary duties included:
•appointing, retaining, and determining the compensation of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•overseeing the independence and performance of the independent registered public accounting firm;
•reviewing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent registered public accounting firm, our interim and year-end results of operations;
•establishing procedures for employees to submit complaints and concerns anonymously about questionable accounting or auditing matters;
•considering the Company's major risk exposures, including financial, operational, privacy, security, cybersecurity, competition, legal, regulatory and accounting risk exposure, and the steps that the Company's management has taken to monitor and control such exposures;
•discussing the guidelines and policies that govern the process by which the Company's exposure to financial, accounting and financial statement risk is assessed and managed by management;
•reviewing and approving related party transactions;
•reviewing any major issues related to the adequacy of our internal control procedures and any special audit steps taken to deal with such issues; and
•approving or, as required, pre-approving, all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

(1) Each member of our Audit Committee met the requirements for independence under the listing standards of the NYSE and SEC rules and regulations. Each member of our Audit Committee also met the financial literacy and sophistication requirements of the listing standards of the NYSE. Our Board had determined that Ms. Riley was an “audit committee financial expert” as such term is defined in Item 407 of Regulation S-K.

Executive Officers
All of our executive officers, except for Julia Hartz and Anand Gandhi, resigned from their respective offices as of the Effective Time. Each of Julia Hartz and Anand Gandhi is expected to resign from her or his respective office as an executive officer of Eventbrite immediately following the filing of this Annual Report on Form 10-K.
The table below provides information about each of our executive officers prior to the consummation of the Merger. Each of our executive officers is appointed by and serves at the discretion of our Board. There are no family relationships among any of our directors or executive officers.

Our Executive Officers
Name	Age	Title
Julia Hartz	46	Co-Founder and Chief Executive Officer
Anand Gandhi	49	Chief Financial Officer
Lisa Gorman	48	Chief Legal Officer
Ted Dworkin	57	Chief Product Officer
Julia Hartz
Ms. Hartz, age 46, co-founded our Company and has served as our Chief Executive Officer and a member of our Board since April 2016 and as Chair of our Board since June 2024. From 2006 to April 2016, Ms. Hartz served as our President. Before founding Eventbrite, Ms. Hartz held several development executive roles at MTV Networks and Fox Networks Group. Ms. Hartz is currently a member of the board of directors of Four Seasons and a Henry Crown Fellow. Ms. Hartz holds a Bachelor of Arts in Telecommunications from Pepperdine University.
Ted Dworkin
Mr. Dworkin, age 57, has served as our Chief Product Officer since January 2023. Prior to joining Eventbrite, Mr. Dworkin held various leadership positions at Sonos, an audio entertainment device and technology company, from September 2017 to December 2022, including as Senior Vice President, Product Management and Customer Experience from June 2020 to December 2022, Vice President, Software Product Management from May 2019 to May 2020 and as Senior Director of Product Management from September 2017 to May 2019. Prior to joining Sonos, Mr. Dworkin held various leadership positions during the course of his 23 year tenure at Microsoft, a technology company.
Mr. Dworkin holds two B.A.s from the University of Washington.
Anand Gandhi
Mr. Gandhi, age 49, has served as our Chief Financial Officer since November 2024. From May 2022 to November 2024, he served as the Chief Financial Officer of Viator, Inc., a subsidiary of Tripadvisor, Inc., and a leading marketplace for travel experiences. Prior to joining Viator, Mr. Gandhi served as the Chief Financial Officer of Skillshare, Inc., an online learning marketplace, from December 2019 to May 2022. Prior to Skillshare, Mr. Gandhi was a divisional CFO with Time, Inc., held strategy and corporate development roles at Viacom Inc., The Walt Disney Company and Fox Entertainment Group, and worked in investment banking at Morgan Stanley.
Mr. Gandhi has served as a member of the board of directors of New_Public, a non-profit R&D lab reimagining social media, since October 2024. Mr. Gandhi holds a Bachelors of Arts in Economics from Columbia University.
Lisa Gorman
Ms. Gorman, age 48, our Chief Legal Officer, was appointed Eventbrite’s General Counsel on May 2, 2025, and her title was updated to Chief Legal Officer on December 28, 2025. Prior to May 2, 2025, Ms. Gorman served as our Deputy General Counsel since November 2021. Ms. Gorman joined Eventbrite in August 2017 and has held various legal roles, including as Employment & Litigation Counsel from August 2017 to April 2019 and Associate General Counsel from October 2019 to October 2021. Prior to joining Eventbrite, Ms. Gorman was an associate at the law firm Freeman Mathis & Gary, LLP.
Ms. Gorman holds a B.A. from the University of Michigan and a J.D. from the University of California College of the Law.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of our common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership. To our knowledge, based solely on a review of the copies of Forms 3, 4 and 5, and amendments thereto filed with the SEC, and written representations that no such forms were required, we believe that for fiscal 2025, all required reports were filed on a timely basis under Section 16(a), except that a Form 4 for each of Ted Dworkin, Julia Hartz, Vivek Sagi (our former Chief Technology Officer), and Julia Taylor (our former General Counsel) was filed two days late due to an administrative error.
Codes of Business Conduct and Ethics
Prior to the consummation of the Merger, our Board had adopted a Code of Business Conduct and Ethics that applied to all officers, directors and employees, which was available on our website at (investor.eventbrite.com) under “Corporate Governance”, and we intended to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Code of Business Conduct and Ethics and by posting such information on the website address and location specified above.
Insider Trading Policy
Prior to the consummation of the Merger, we had adopted an insider trading policy governing the purchase, sale, and other disposition of our securities by directors, officers, and employees that are designed to promote compliance with insider trading laws, rules, and regulations, and applicable NYSE listing standards, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Shareholder Recommendations and Nominees
Following the consummation of the Merger, we no longer have a formal process by which security holders may submit recommendations for director candidates to the Board.

Item 11. Executive Compensation
The information included in this Item 11 is as of prior to the Effective Time. Please refer to our Current Report on Form 8-K filed on March 10, 2026 for additional information regarding the directors, officers and other governance matters of the Company following the consummation of the Merger.
Non-Employee Director Compensation Program
We maintain a non-employee director compensation policy that was amended effective June 6, 2024, and provides for the following:

Compensation Element(1)	Amount ($)
Annual retainer	35,000
Additional annual retainer as Lead Independent Director	20,000
Additional committee chair annual retainer
Audit Committee	25,000
Compensation Committee	15,000
Nominating and Corporate Governance Committee	10,000
Additional committee non-chair member annual retainer
Audit Committee	10,000
Compensation Committee	7,500
Nominating and Corporate Governance Committee	5,000
(1) Director Board and Committee retainers are paid quarterly in equal installments.
Non-employee directors are given the opportunity to elect to receive all or a portion of their cash retainer and committee fees in the form of an equity award of unrestricted stock having a grant date fair value equal to the amount (or portion of the amount) of such retainer and committee fees.
Our policy also provides that, upon initial election to our Board, each non-employee director will be granted equity with a value of $200,000 (the “Initial Grant”) in the form of RSUs. If a new non-employee director joins our Board on a date other than the date of our annual meeting of shareholders, such non-employee director will be granted a pro rata portion of the Initial Grant, based on the time between his or her appointment and our next annual meeting of shareholders. Further, on the date of each of our annual meetings of shareholders, each non-employee director who will continue as a non-employee director following such meeting will be granted equity with a value of $200,000 (the “Annual Grant”) in the form of RSUs. The value of RSU awards under the policy is based on the closing price of the Company’s Class A common stock on the date of grant. The Initial Grant and the Annual Grant will vest in full on the earlier of (i) the first anniversary of the grant date or (ii) our next annual meeting of shareholders, subject to continued service as a director through the applicable vesting date. Such awards are subject to full accelerated vesting upon a “sale event” as defined in the 2018 Stock Option and Incentive Plan.
Directors may receive additional compensation for performing duties assigned by the Board or its committees that are considered beyond the scope of the ordinary responsibilities of directors or committee members. No such additional compensation was paid in 2025.
Non-employee directors are given the opportunity to defer settlement of all of the RSUs they receive pursuant to an Initial Grant or Annual Grant pursuant to the terms and conditions of our policy, the 2018 Stock Option and Incentive Plan and the Non-Employee Directors’ Deferred Compensation Program (such RSUs elected for deferral, “deferred stock units”). Deferred stock units will generally be settled in shares of our Class A common stock in a single lump sum as soon as practicable (but in no event later than 30 days) after the end of the earlier to occur of the following: (i) 90 days after the non-employee director ceases to serve as a member of our Board and incurs a “separation from service” within the meaning of Section 409A of the Code, (b) the consummation of a sale event so long as such sale event constitutes a “change in the ownership or effective control of the company or in the ownership of a substantial portion of the assets of the company” within the meaning of Section 409A of the Code or (c) 90 days after the date of the non-employee director’s death.
Employee directors receive no additional compensation for their service as a director.
We reimburse all reasonable out-of-pocket expenses incurred by directors for their attendance at meetings of our Board or any committee thereof.

Director Compensation
The following table provides information regarding the total compensation that was earned by or paid to each of our non-employee directors for the year ended December 31, 2025. Directors who also serve as employees receive no additional compensation for their service as directors. During the fiscal year ended December 31, 2025, Ms. Hartz, our Chief Executive Officer, was an employee as well as a member of our Board and thus received no additional compensation for her services as a director. See the “2025 Summary Compensation Table” below for more information about Ms. Hartz’s compensation for the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	All Other Compensation ($)	Total ($)
Katherine August-deWilde	55,000	199,999	—	254,999
Jane Lauder	45,000	199,999	—	244,999
Pilar Manchón	45,000	199,999	—	244,999
Sean P. Moriarty	72,500	199,999	—	272,499
Helen Riley	60,000	199,999	—	259,999
April Underwood	42,500	199,999	—	242,499
Naomi Wheeless	40,000	199,999	—	239,999
(1) The amounts reported represent the annual cash retainer and committee fees earned by each of our non-employee directors for services in the year ended December 31, 2025 pursuant to our director compensation policy. Each non-employee director other than Mses. August-deWilde, Underwood and Wheeless elected to receive all or a portion of such amounts in the form of unrestricted shares of our Class A common stock.
(2) The amounts reported represent the aggregate grant date fair value of the RSUs awarded to our non-employee directors in the year ended December 31, 2025, calculated in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 (“ASC Topic 718”). During 2025, each non-employee director received a grant of 79,051 RSUs on June 5, 2025 with the grant date fair value shown in the table above. The assumptions used in calculating the grant date fair value of the RSUs reported in this column are set forth in Note 11 to our Consolidated Financial Statements included in our 2025 Annual Report. With respect to the RSUs, the amounts reported in this column reflect the accounting cost for the RSUs and do not correspond to the actual economic value that may be received by the director upon settlement of such RSUs. The RSUs are for shares of our Class A common stock, granted pursuant to our director compensation policy, and vest in full on the earlier of (i) the first anniversary of the grant date or (ii) our next annual meeting of shareholders, subject to the director’s continued service through such date. Notwithstanding the vesting schedule, such RSUs fully accelerate upon a “sale event,” as defined in the 2018 Plan, and the consummation of the Merger constituted a “sale event” under the 2018 Plan. Mr. Moriarty and Mses. Lauder, Manchón, Riley and Underwood elected to defer settlement of his or her annual RSU retainer award in the form of deferred stock units.
As of December 31, 2025, our non-employee directors held the following outstanding equity awards:

Name	Shares Subject to Outstanding Options	Outstanding RSUs(1)
Katherine August-deWilde	36,470	79,051
Jane Lauder	44,466	173,577
Pilar Manchón	—	133,154
Sean P. Moriarty	97,194	156,484
Helen Riley	311,513	173,577
April Underwood	6,852	156,484
Naomi Wheeless	20,926	79,051
(1) Includes RSUs and deferred stock units.
Director Stock Ownership Guidelines
Our Board of Directors has adopted stock ownership guidelines for our non-employee directors, effective January 1, 2022 and amended as of July 23, 2023 and December 5, 2024. Pursuant to these stock ownership guidelines, each current non-

employee director and any newly appointed non-employee director is required to, by the later of January 1, 2027 (the date five years from the guidelines’ implementation date) or, for newly elected directors, the date five years from the date of his or her election to the Board, own shares of the Company’s common stock having an aggregate value (based on the higher of (i) the closing price of our stock on the trading day immediately preceding the calculation day or (ii) the 18 month average closing price prior to the date of calculation) at least equal to five times the amount of the annual cash retainer that we currently pay our non-employee directors, excluding any additional retainers paid for serving on committees. For purposes of this calculation, shares of the Company’s common stock held directly or indirectly by the non-employee director are included, including RSU awards (net of any purchase/exercise price or tax obligations), while any outstanding stock option awards are excluded. Until a director has satisfied his or her applicable guideline level, the applicable director is required to retain an amount equal to 25% of the shares (net of any purchase/exercise price or tax obligations) as a result of the exercise, vesting or settlement of any equity awards granted to such director.
Compensation Committee Interlocks and Insider Participation
During 2025, Mses. August-deWilde and Underwood and Mr. Moriarty served on our Compensation Committee. None of the members who currently serve, or served during the fiscal year ended December 31, 2025, on the Compensation Committee is, or was during or prior to 2025, an officer or employee of Eventbrite or any of its subsidiaries. None of our executive officers serves or served during 2025 as a director or member of the compensation committee of another entity where an executive officer of such other entity serves or served as a director of Eventbrite or member of the Compensation Committee.
Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis section of Eventbrite’s Annual Report on Form 10-K. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in Eventbrite’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Respectfully submitted by the members of the Compensation Committee of the Board:
Katherine August-deWilde (Chair)
Sean Moriarty
April Underwood
This report of the Compensation Committee is required by the SEC and, in accordance with the SEC's rules, will not be deemed to be part of or incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and will not otherwise be deemed "soliciting material" or "filed" under either the Securities Act or the Exchange Act.
Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis focuses on the 2025 compensation of the following executive officers (the “named executive officers” or “NEOs”) and describes the executive compensation program and pay decisions for our NEOs, listed below.
Executive Compensation Philosophy and Practices
Eventbrite’s goal is to maintain an executive compensation program that is competitive, pays for performance, motivates and retains executives, and builds long-term shareholder value. Our executive compensation program is designed to:
•Reward performance - link our executive pay to their individual performance and the financial performance of the Company;
•Emphasize equity-based compensation - effectively align our executives’ interests with those of our shareholders by providing a majority of annual compensation in long-term equity incentives that correlate with the growth of sustainable long-term value for our shareholders; and
•Maintain a competitive program - attract, motivate, incentivize and retain critical talent who contribute to the long-term success of the Company while holding executives accountable to our strategy and values.

Executive Compensation Governance Key Features
We maintain the following compensation governance best practices, which establish strong safeguards for our shareholders and further enhance the alignment of the interests of our executives and shareholders:

What We Do	What We Don’t Do
Ensure that a significant portion of our executive pay is performance based and “at risk”	No excise tax gross-ups on severance or other payments upon a change of control
Place caps on annual cash incentives and payout opportunities	No hedging or pledging of our company stock
Grant long-term incentives with multi-year vesting periods	No executive pension or supplemental retirement plans
Perform a risk assessment of our executive compensation programs annually	No perquisites or personal benefits to our named executive officers not generally provided to all other employees
Maintain stock ownership guidelines for our executive officers and Board of Directors	No “single trigger” change of control arrangements
Maintain clawback policy
Engage regularly with our shareholders and receive feedback on executive compensation
Elements of Our Executive Compensation Program
The primary elements of our executive compensation program and the main objectives of each are:

Pay Element	Design	Links to Business and Talent Strategy
Base Salary	•Fixed cash compensation, to account for experience, industry knowledge, scope of responsibility and annual performance •Reviewed annually and adjusted as appropriate	•Attracts and retains talented executives, recognizes individual roles and responsibilities
Annual Cash Incentive	•Payable based on achievement of annual company performance objectives	•Motivates and rewards our NEOs for the achievement of short-term annual financial performance objectives
Long-Term Incentive	•Delivered to our NEOs in a combination of RSUs and PSUs	•Aligns executives’ interests with our shareholders’ interests •Emphasizes the importance of our long-term financial performance •Attracts and retains talented executives in a competitive labor market
In addition, our named executive officers are eligible to participate in our health and welfare programs and our 401(k) plan on the same basis as our other employees. We also provide certain post-employment compensation (change in control and severance payments and benefits), which aid in attracting and retaining executive talent and help our named executive officers to remain focused and dedicated during potential transition periods that may result in a change in control of the Company. Each of these elements of compensation for 2024 is described further below.
Base Salaries
The base salary of each named executive officer is an important part of his or her total compensation package, and is set at a level intended to reflect his or her respective position and responsibilities. Base salary is the principal fixed component of our executive compensation program.
In March 2025, the Compensation Committee conducted its annual review of compensation and determined to not increase the base salaries of Ms. Hartz, Mr. Gandhi, Mr. Sagi, and Mr. Dworkin. Ms. Gorman’s base salary was increased effective April 1, 2025.

Our named executive officers’ 2025 annual base salaries were as follows:

Named Executive Officer	2025 Annual Base Salary(1) ($)	2024 Annual Base Salary ($)	Increase as Compared to 2024 (%)
Julia Hartz	$500,000	$500,000	—%
Anand Gandhi	$460,000	$460,000	—%
Vivek Sagi (2)	$458,000	$458,000	—%
Ted Dworkin	$412,000	$412,000	—%
Lisa Gorman	$370,000	$342,000	8%
(1) Commencing April 1, 2025
(2) Voluntarily resigned on May 16, 2025
The actual base salaries earned by our named executive officers for 2025 are as set forth in the “2025 Summary Compensation Table” below.
2025 Annual Incentive Plan
We maintain the Annual Incentive Plan (the “Bonus Plan”) to provide for variable cash incentives designed to motivate our executive officers, including our named executive officers, for achieving our corporate strategic priorities. Under the Bonus Plan, our named executive officers are eligible to earn cash bonuses based on the named executive officer’s target bonus and the achievement of pre-established financial objectives.
In February 2025, our Compensation Committee approved the design for our 2025 Bonus Plan, and in March 2025, our Compensation Committee approved the increased targets for certain of our named executive officers. The Compensation Committee determined that paid ticket volume, revenue and adjusted EBITDA margin were the appropriate measures for the Company’s 2025 bonus plan because these metrics drive Eventbrite’s creation of long-term value for our shareholders, weighted 40%, 35% and 25% respectively. Under the 2025 Bonus Plan, each named executive officer was eligible to receive a bonus targeted as follows: Ms. Hartz at 100%, Mr. Gandhi at 70%, Mr. Sagi at 60%, and Mr. Dworkin and Ms. Gorman at 55%.
Under the plan, the bonus would be funded in accordance with the table below, with straight-line interpolation used between funding levels. The financial performance payout percentage was determined based on the Company’s achievement against the metrics of the plan. Below threshold performance for 2025 paid ticket volume, revenue or adjusted EBITDA margin goals would result in no bonus payout for that corresponding metric. As a result of the achievement of the adjusted EBITDA margin threshold only, as set forth below, the performance goals were achieved at 25.53% of target. This was ratified by the Compensation Committee on February 9, 2026. For a description of actions taken in December 2025 to accelerate the payment of certain cash bonuses, see “280G Acceleration” below.

The financial performance objectives and 2025 results for the Company were as follows:

Performance Measures	Weight	Threshold	90%	Target	110%	Maximum	2025 Results	Weighted 2025 Payout Results by Measure
Paid Ticket Volume	40%	79.2M	88.2M	90.4M	92.6M	92.6M	78.9M	—%
Net revenue	35%	$292.0M	$325.2M	$333.3M	$341.3M	$341.3M	$291.8M	—%
Adjusted EBITDA Margin(1)	25%	4.0%	7.7%	8.5%	9.3%	9.3%	8.7%	102.1%
Overall Payout								25.5%
(1) Adjusted EBITDA margin is a non-GAAP measure and represents net loss adjusted to exclude depreciation and amortization, stock-based compensation expense, interest income, interest expense, (gain) loss on debt extinguishment, merger related costs, employer taxes related to employee equity transactions, other (income) expense, net, income tax provision, and significant and non-recurring legal matters, net of insurance recoveries. Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. For the purpose of the Bonus Plan, the Company also excludes non-routine and other items such as restructuring costs, reserve releases and litigation settlements.

Named Executive Officer	2025 Earned Base Salary ($)	2025 Bonus Target (%)	2025 Bonus Target ($)	Company Achievement Results (%)	2025 Bonus Payout ($)(1)
Julia Hartz	$500,000	100%	$500,000	25.5%	$131,250
Anand Gandhi	$460,000	70%	$322,000	25.5%	$84,525
Ted Dworkin	$412,000	55%	$226,600	25.5%	$59,483
Lisa Gorman (2)	$370,000	55%	$203,500	25.5%	$53,419
Vivek Sagi (3)	$173,485	60%	$—	25.5%	$—
(1) The 2025 Bonus Payout to each applicable named executive officer was accelerated and paid out at an assumed achievement of 26.25%. For a description of actions taken in December 2025 to accelerate the payment of certain cash bonuses, see “280G Acceleration” below.
(2) Reflective of Ms. Gorman's salary as of April 1, 2025.
(3) Voluntarily resigned on May 16, 2025.
Long-Term Incentive Compensation
We believe that long-term incentive compensation in the form of equity awards provides our named executive officers with a strong link to our long-term performance, creates an ownership culture and helps to align the interests of our named executive officers with our shareholders. Accordingly, our Board and/or Compensation Committee periodically reviews the equity awards held by our named executive officers, and on an annual basis, grants equity awards in our Class A common stock to them.
In April 2025, our Compensation Committee granted annual equity awards to our named executive officers pursuant to our 2018 Plan.
The Compensation Committee determined the values of the annual equity awards following consideration of the competitive market data provided by its compensation consultant, our named executive officers’ unvested equity holdings, individual performance and internal parity. Balancing the need for retention and market competitiveness, we increased the aggregate grant value but maintained similar annualized values by increasing the vesting period to 3 years. The PSUs continued to have a 3-year performance period. In addition, the PSUs became a larger portion of the overall annual award value. For 2025, the mix of the equity grants for Ms. Hartz was 50% RSUs and 50% PSUs. The mix of the equity grants for Mr. Gandhi was 100% PSUs. The mix of the equity grants for Messrs Sagi, Dworkin was 60% RSUs and 40% PSUs. The pay mix of equity for Ms. Gorman was 60% RSUs and 40% PSUs. This strategy of including PSUs as part of the annual equity award was adopted by the Company starting with 2023 refresh grants in order to protect dilution and burn rate, further aligning internal interests with those of shareholders.
The target values of the RSUs and PSUs granted to our named executive officers in 2025, as approved by the Compensation Committee, and in the case of Ms. Hartz, the Board, were as follows:

Named Executive Officer	Award Type	2025 Option Value ($)	2025 RSU Value ($)	2025-2027 PSU Value @ Target ($)
Julia Hartz	Annual	$—	$2,000,000	$2,000,000
Anand Gandhi	Annual	$—	$—	$800,000
Ted Dworkin	Annual	$—	$600,000	$400,000
Lisa Gorman(1)	Annual	$—	$1,587,791	$200,000
Vivek Sagi	Annual	$—	$600,000	$400,000
(1) Ms. Gorman was granted a second equity award in December 2025 to reflect her promotion to General Counsel earlier in the year. Ms. Gorman’s December 2025 equity award was slated to vest over three years, with one-third of the award scheduled to vest on each of the first three anniversaries of the grant date.
The values for these equity awards shown in the table above were converted to a number of shares of Class A common stock based on for RSUs and PSUs, the closing price per share of the Company's Class A common stock on the date of grant. The number of shares subject to each award is set forth below under the “2025 Grants of Plan-Based Awards Table.” The target values shown in the table above may differ from the grant date fair values of such awards under ASC Topic 718, which are also set forth below under the “2025 Grants of Plan-Based Awards Table.”
The RSU awards granted in 2025 to each of Ms. Hartz, Mr. Dworkin, Mr. Sagi, and Ms. Gorman vest over three years in equal installments every six months over three years on each six-month anniversary of the Grant Date. The vesting of all of these awards is subject to the named executive officer’s continued service through the relevant vesting date.
The PSUs granted in 2025 to each named executive officer vest in a single installment on December 31, 2027, subject to (i) the employee not incurring a termination of service prior to such date and (ii) the Company achieving certain revenue targets for each of fiscal 2025, 2026 and 2027 that yield an “achievement factor” for each of those three years, as set forth in the table below. At the end of the performance period, the achievement factors for each year are averaged to produce an “average achievement factor” over that three-year performance period, which is then multiplied by the target number of PSUs subject to each award to determine the number of PSUs that are earned. Up to 200% of the target number of PSUs may be earned if the maximum achievement factor is met for each year in the performance period.

Achievement Factor	2025 Net Revenue Targets	2026 Year-Over-Year Revenue Growth Targets	2027 Year-Over-Year Revenue Growth Targets
0.0	Below $300 million	Below 3%	Below 6%
0.50 (Threshold)	$300 million	3%	6%
1.0 (Target)	$333 million	12%	14%
2.0 (Maximum)	$400 million or above	22% or above	26% or above
As indicated above, the Company needs to achieve threshold revenue of $300 million for any portion of these awards to fund with respect to the first year in the performance period, and year-over-year revenue growth of at least 3% and 6% in each of fiscal 2026 and 2027, respectively, for any portion of the awards to fund with respect to the second and third years in the performance period, respectively. A revenue or year-over-year growth result in any performance year between threshold and target or target and maximum levels will result in an achievement factor determined by linear interpolation between the relevant attainment levels. In the event of a sale event (as defined in the 2018 Plan) during any of the three performance years, the achievement factor for the year during which the sale event occurs shall be the greater of (i) actual performance through the sale event and (ii) 1.0, and the achievement factor for any subsequent performance year shall be deemed to be 1.0. The PSUs will remain subject to the service-based vesting conditions and will only accelerate if the successor corporation does not assume the PSUs or in the event of the holder’s termination of service without “cause” or for “good reason” or in the event of death or disability following the sale event. Prior to a sale event, the PSUs will also vest at the target level in the event of death or disability but, in the case of disability, only with respect to a prorated number of shares determined based on the number of days that, as of the date of the termination of employment, have elapsed in the performance period.
Equity Treatment in Connection with the Merger
As of December 1, 2025, we entered into the Merger Agreement with Bending Spoons. The Merger Agreement provided for the following treatment of outstanding equity grants at the Effective Time.
•Each option to purchase shares of common stock granted under an equity plan that is outstanding and unexercised immediately prior to the Effective Time (whether vested or unvested) will, at the Effective Time, be cancelled and converted into the right to receive (without interest) an amount in cash equal to the product of (x) the total number of shares of common stock underlying the option multiplied by (y) the excess, if any, of the merger consideration over the exercise price of such option; provided, that, any such option with respect to which the exercise price subject thereto is equal to or greater than the merger consideration will be cancelled and converted into the right to receive (without interest) an amount in cash determined using a Black-Scholes model.
•Each RSU granted under an equity plan (other than PSUs), including Company deferred stock units, that is outstanding immediately prior to the Effective Time, whether vested or unvested, will, at the Effective Time, be cancelled and converted into the right to receive (without interest) an amount in cash equal to (x) the total number of shares common stock underlying such RSU, multiplied by (y) the merger consideration.
•Each PSU granted under an equity plan that is outstanding immediately prior to the Effective Time (whether vested or unvested) will, at the Effective Time, be cancelled and converted into the right to receive (without interest) an amount in cash equal to (x) the total number of shares of common stock underlying such PSU (with performance achievement assessed at target (or, with respect to any performance period that has been completed prior to the Effective Time, actual performance in accordance with the applicable PSU, if higher than target)), multiplied by (y) the merger consideration.
For a description of actions taken in December 2025 to accelerate the vesting of certain equity awards effective in
December 2025, see “280G Acceleration” below.
2022 Performance Stock Units
The Compensation Committee approved an additional one-time equity award in July 2022 comprising 100% of PSUs. The 2022 PSUs may be earned based on our attainment of certain net revenue targets for fiscal year 2024 (“Revenue PSUs”) or certain stock price hurdles over a three-year performance period (“Stock Price PSUs”).
The Revenue PSUs vest in a single installment on December 31, 2024, subject (i) to the employee not incurring a termination of service prior to such date and (ii) the company achieving certain revenue targets for fiscal 2024. Up to 200% of the target number of Revenue PSUs may be earned if the maximum revenue goal for 2024 is attained and a threshold level of 50% of the target number of Revenue PSUs may be earned if the threshold revenue goal for 2024 is attained, with linear interpolation for attainment levels in between threshold, target and maximum. The performance period for the Revenue PSUs was concluded, and on February 3, 2025, the Compensation Committee concluded that the Revenue PSUs were forfeited as we failed to reach the threshold performance.
The Stock Price PSUs are earned in four equal tranches (25% of the shares) in the event, that during the three-year performance period following the grant date, the 30 trading day trailing average closing trading price of the Company’s stock exceeds four specified increasing stock price hurdles; provided, that earned Stock Price PSUs only vest subject to the employee’s continued service through the earlier of the first anniversary of the date the stock price hurdle is attained or the third anniversary of the grant date. The performance period for the Stock Price PSUs was concluded in July 2025, and the Stock Price PSUs were forfeited as we failed to reach the stock price thresholds.
280G Acceleration
To mitigate the potential impact of Sections 280G and 4999 of the Internal Revenue Code on the Company and certain of its executive officers (including the named executive officers), on December 18, 2025, our Compensation Committee approved the acceleration of the vesting and payments of certain cash bonuses and equity awards to each of the individuals below. Specifically, the Compensation Committee approved the accelerated payment of the following bonuses into December 2025.

•For Ms. Hartz, a bonus payment with a total value of $131,250;
•For Mr. Gandhi, a bonus payment with a total value of $84,525;
•For Mr. Dworkin, a bonus payment with a total value of $59,483; and
•For Ms. Gorman, a bonus payment with a total value of $53,419.
The Compensation Committee anticipated that performance goals with respect to the Bonus Plan in 2025 would be achieved at 26.25% of target when it accelerated such executive officer bonus payments to December 2025. Following the end of the calendar year performance period, the Compensation Committee determined that actual performance was achieved at 25.53% of target. Executives who received such accelerated bonuses were not ultimately required to repay the Company for the incremental amount.
Additionally, the Compensation Committee approved the accelerated vesting of the following equity amounts into December 2025:
•For Ms. Hartz, a total of 1,150,235 shares of accelerated RSUs and 1,632,688 shares of accelerated PSUs;
•For Mr. Gandhi, a total of 692,041 shares of accelerated RSUs;
•For Mr. Dworkin, a total of 293,266 shares of accelerated RSUs; and
•For Ms. Gorman, a total of 158,415 shares of accelerated RSUs.
In connection with the actions described above, the impacted executive officers entered into 280G Mitigation Acknowledgments providing for the acceleration of compensation as described above, subject to repayment in select circumstances, as further described in the Current Report on Form 8-K filed with the SEC on December 19, 2025. The 280G Acknowledgments generally provided that the after-tax portion of the accelerated compensation would be accelerated to December 2025, with the clawback provisions expiring upon the consummation of the Merger.

Our Policies, Guidelines and Practices Related to Executive Compensation
Role of Compensation Committee. Our Compensation Committee is responsible for overseeing all aspects of our executive compensation program, including executive salaries, payouts under our Bonus Plan, the size and form of equity awards, and any other executive compensation matters. Our Compensation Committee reports to our Board on its discussions, decisions and other actions.
Role of the CEO and Management. Our CEO, our Vice President, Global HR and Talent Management, and our General Counsel worked closely with the Compensation Committee in determining our executive compensation program for 2025, including attending meetings of the Compensation Committee. Our CEO makes recommendations (other than with respect to herself) regarding base salary, and short-term and long-term compensation, including equity awards, for our executive officers based on our financial results, each executive officer's individual contribution toward these results, the executive officer's role and performance of his or her duties and his or her achievement of individual goals. The Compensation Committee then reviews the recommendations and other data, including various compensation survey data and publicly-available data of our peers, and makes decisions as to the target total direct compensation and each individual compensation element for each executive officer. While our CEO typically attends meetings of the Compensation Committee, our CEO is not present when the Compensation Committee discusses her compensation and certain other matters.
Role of Compensation Consultant. Our Compensation Committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our executive compensation program and related policies and practices.
Beginning in September 2021, the Compensation Committee engaged Meridian Compensation Partners, LLC (“Meridian”) as its independent executive compensation advisor. Meridian is a well-recognized and national consulting firm that specializes in executive pay consulting. In 2025, Meridian supported the Compensation Committee in its evaluation of the Company’s 2025 pay programs and practices.
The Compensation Committee has evaluated its relationship with Meridian and believes that the firm is independent from management. Based on this review, as well as consideration of the factors affecting independence set forth by the NYSE and the relevant SEC rules, the Compensation Committee has determined that no conflict of interest was raised as a result of the work performed by Meridian.
Use of Comparative Market Data. The Compensation Committee seeks to compensate our executive officers at levels that are commensurate with the compensation of executives in similar positions at a group of peer companies set forth below with whom we compete for hiring and retaining executive talent. The Compensation Committee also considers a number of other factors, including the recommendations of our CEO (other than with respect to herself), current and past total compensation, Company performance and each executive officer’s impact on that performance, each executive officer’s relative scope of responsibility and potential, each executive’s individual performance and demonstrated leadership and internal equity pay considerations.
For 2025, as part of our annual review, the Compensation Committee directed Meridian to provide a competitive analysis of our executive compensation programs. In September of 2024, the Compensation Committee approved the 2025 peer group and made significant adjustments to increase alignment of the peer group with our long-term strategy. For 2025, the peer group is now comprised primarily of online marketplace businesses, heavily business to consumer focused with strong revenue growth history and international exposure in high-metro headquarters. The Compensation Committee approved the following companies for the 2025 peer group:

Peer Group
Agilysys	Nextdoor Holdings	Udemy
BigCommerce Holdings	QuinStreet	Upwork
BlackLine	PagerDuty	Yext
Bumble	Shutterstock	ZipRecruiter
Cars.com	Sprout Social
Coursera	Squarespace
For 2025, the Compensation Committee considered Eventbrite's financial size relative to the peer group and used a combination of compensation data drawn from the companies in the peer group and from technology companies with revenues of approximately $222 million to approximately $1,106 million drawn from the Radford High-Tech Industry Executive

Compensation Survey to evaluate the competitive market for executive talent. The Compensation Committee was not made aware of the specific companies drawn from the Radford High-Tech Industry Executive Compensation Survey. Specifically, the Compensation Committee considered the 25th, 50th and 75th percentiles of the competitive market data for comparable positions at the companies with which we compete for executive talent when making individual compensation decisions. While the Compensation Committee does not establish compensation levels solely based on a review of competitive market data and does not target a specific percentage of the market data, it believes such data is a useful tool in its deliberations as our compensation policies and practices must be competitive in the marketplace for us to be able to attract, motivate and retain qualified executive officers.
In December of 2025, the Compensation Committee approved the 2026 peer group and maintained consistency year over year to align with our long-term strategy. For 2026, the peer group changed by adding Vivid Seats, TrueCar, ON24, and DHI Group, and removing Squarespace, Shutterstock, Blackline, and QuinStreet.
Named Executive Officers with Unique Compensation Arrangements
Mr. Gandhi commenced employment with Eventbrite as our Chief Financial Officer on November, 19, 2024, and entered into an offer letter with us setting forth certain terms of his compensation.
Mr. Gandhi’s offer letter, dated November 5, 2024, provided for an annual base salary of $460,000; target bonus opportunity of 70% of earned base salary under our Annual Incentive Plan for 2025 (not eligible for 2024 given Mr. Gandhi’s start date); a new hire long-term incentive equity grant of $5,000,000 (granted in the form of 80% RSUs and 20% PSUs); and a sign-on grant of $300,000 (paid in 2 installments - 50% after 3 months and 50% after 6 months). In both cases subject to his continued employment with the Company through the one year anniversary of his start date). His RSUs are to vest according to a four-year vesting schedule as follows: 25% of the RSUs will vest on the first anniversary of the grant date, and the remainder are to vest in equal quarterly installments thereafter over the following three years, subject to his continuous service through each respective vesting date. In the event of his involuntary separation from the Company without cause during the first year of his employment, he will receive full vesting of the 25% of RSUs that were set to vest on the first anniversary of the grant date.
Mr. Dworkin’s offer letter, dated December 21, 2022, provided a sign-on bonus of $300,000 (paid in 2 installments - 50% after 3 months and 50% after 12 months). The second installment of Mr. Dworkin’s sign-on bonus was paid on January 31, 2024.
Perquisites and Other Benefits
Our executive officers, including our named executive officers, are not provided with any perquisites or other personal benefits that are not generally provided to all employees.
Other than with respect to a $720 per year wellness benefit that is provided to all of our employees on a non-discriminatory basis, we do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by our company.
Health and Welfare and Retirement Benefits
Health/Welfare Plans. Our named executive officers are eligible to participate in our health and welfare plans on the same basis as our other employees.
401(k) Plan. We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax or Roth basis through contributions to the 401(k) plan. Currently, we match contributions made by participants in the 401(k) plan up to a specified percentage of the employee contributions, and these matching contributions are fully vested as of the date on which the contribution is made. Currently, we have a discretionary employer match equal to 50% of employee elective deferrals up to 4% of compensation deferred. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan, and making matching contributions, adds to the overall desirability of our executive compensation program.
Change in Control and Severance Benefits
Executive Severance and Change in Control Agreements. In 2025, we were party to Executive Severance and Change in Control Agreements with each of our named executive officers which provide that upon a termination of employment by us for any reason other than for “cause,” as defined in such agreement, death or disability, in each case, outside of the change in control period (i.e., the period beginning three months prior to and ending 12 months after, a “change in control” of the

Company, as defined in such agreement), the named executive officer will be entitled to receive, subject to the execution and delivery of an effective release of claims in our favor, (i) a lump sum cash payment equal to six months of base salary and (ii) a monthly cash payment equal to the contribution that we would have made to provide health insurance to the executive officer if the executive officer had remained employed by us for up to six months.
The Executive Severance and Change in Control Agreements also provide that upon a (i) termination of employment by us other than for cause, death or disability or (ii) resignation for “good reason,” as defined in such agreement, in each case, within the change in control period, the named executive officer will be entitled to receive, in lieu of the payments and benefits above and subject to the execution and delivery of an effective release of claims in our favor, (i) a lump sum cash payment equal to 12 months of base salary, (ii) a monthly cash payment equal to the contribution that we would have made to provide health insurance to the executive officer if the executive officer had remained employed by us for up to 12 months and (iii) full accelerated vesting of all outstanding and unvested equity awards held by such named executive officer.
If the payments or benefits payable to the named executive officer in connection with a change in control would be subject to the excise tax imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to her or him. We do not gross-up any excise taxes imposed under Section 4999 of the Code. Information on the estimated payments and benefits that our named executive officers would have been eligible to receive upon certain terminations of employment as of December 31, 2025, is set forth in “—Potential Payments Upon Termination or Change in Control” below.
Policy on Hedging and Pledging of Eventbrite Securities
Our insider trading policy, among other things, prohibits our employees, including our officers, directors and consultants from engaging in derivative securities transactions, including hedging, with respect to our securities. In addition, no such person may pledge our securities as collateral for a loan or use our securities as collateral in a margin account.
Clawback Policy
We have adopted a compensation recovery policy as required by Rule 10D-1 under the Exchange Act and the corresponding listing standard adopted by the NYSE, which generally provides that if we are required to prepare an accounting restatement (including a restatement to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period), we must recover from our current and former executive officers any incentive-based compensation that was erroneously received on or after October 2, 2023 and during the three years preceding the date that we are required to prepare such accounting restatement. The amount required to be recovered is the excess of the amount of incentive-based compensation received over the amount that otherwise would have been received based on the restated financial measure.
Tax and Accounting Considerations
As a general matter, our Board and Compensation Committee review and consider the various tax and accounting implications of our compensation programs.
Deductibility of Executive Compensation. Section 162(m) of the Code denies a publicly-traded corporation a federal income tax deduction for remuneration in excess of $1 million per year per person paid to executives designated in Section 162(m) of the Code, including, but not limited to, its chief executive officer, chief financial officer, and the next three most highly compensated executive officers. However, we maintain discretion to provide compensation that is non-deductible as this allows us to provide compensation tailored to the needs of our Company and our named executive officers and is an important part of our responsibilities and benefits our shareholders.
Accounting for Share-Based Compensation. We follow ASC Topic 718 for our share-based compensation awards. ASC Topic 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including stock options and restricted stock units, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though our executive officers may never realize any value from their awards. ASC Topic 718 also requires companies to recognize the compensation cost of their share-based compensation awards in their income statements over the period that an executive officer is required to render service in exchange for the option or other award.
Stock Ownership Guidelines
Our Board of Directors has adopted stock ownership guidelines for our executive officers, effective January 1, 2022 and amended on June 23, 2023 and December 5, 2024. Pursuant to these guidelines, each executive officer is required to, by the later of January 1, 2027 (the date five years from the guidelines’ implementation date) or, for new executive officers, the date five years from the date he or she became an executive officer, own shares of the Company’s common stock having an aggregate value (based on the higher of (i) the closing price of our stock on the trading day immediately preceding the calculation day or (ii) the 18 month average closing price prior to the date of calculation) at least equal to (i) in the case of Ms. Hartz, the greater of five times the amount of her annual base salary and $2,000,000, (ii) in the case of each of Mr. Gandhi, three times his annual base salary, and (iii) in the case of each of Mr. Dworkin and Ms. Gorman, one times his or her annual base salary. For purposes of this calculation, shares of the Company’s common stock held directly or indirectly by the executive are included, including vested and unvested RSU awards and vested performance stock awards (in each case, net of any purchase/exercise price or tax obligations), while any unvested performance stock awards or any outstanding stock option awards are excluded. Until an executive officer has satisfied his or her applicable guideline level, the applicable executive officer is required to retain an amount equal to 50% of the shares (net of any purchase/exercise price or tax obligations) as a result of the exercise, vesting or settlement of any equity awards granted to such executive officer.
Policies and Practices Related to The Timing of Grants of Certain Equity Awards
The Compensation Committee monitors the Company's equity grant practices to evaluate whether such policies comply with governing regulations and are consistent with good corporate practices. When making regular annual equity grants, the Compensation Committee's practice is to approve them at its meeting in April as part of the annual compensation review. In addition, the Compensation Committee may make grants at any time during the year it deems appropriate, including with respect to new hires or promotions. We do not schedule our equity grants in anticipation of the release of material non-public information ("MNPI"), nor do we time the release of MNPI based on equity grant dates. During 2025, no stock option grants were made to any of our named executive officers.
2025 Summary Compensation Table
The following table contains information about the compensation paid to and earned by each of our named executive officers during the fiscal years set forth below.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation(3) ($)	All Other Compensation(4) ($)	Total ($)
Julia Hartz Co-Founder and Chief Executive Officer	2025	$500,000	$—	$3,999,996	$—	$131,250	$900	$4,632,146
	2024	$497,500	$—	$5,999,992	$—	$—	$900	$6,498,392
	2023	$486,301	$—	$3,199,994	$800,000	$300,291	$900	$4,787,486
Anand Gandhi Chief Financial Officer	2025	$460,000	$300,000	$799,999	$—	$84,525	$7,900	$1,652,424
	2024	$55,583	$—	$6,107,264	$—	$—	$113	$6,162,960
Ted Dworkin Chief Product Officer	2025	$412,000	$—	$999,999	$—	$59,483	$9,550	$1,481,032
	2024	$409,000	$150,000	$1,999,994		$—	$9,400	$2,568,394
	2023	$374,795	$150,000	$4,906,998	$1,249,997	$195,830	$8,962	$6,886,582
Lisa Gorman Chief Legal Officer	2025	$370,000	$—	$1,787,791	$—	$53,419	$9,021	$2,220,231
Vivek Sagi Former Chief Technology Officer	2025	$173,484	$—	$999,999	$—	$—	$4,389	$1,177,872
	2024	$454,750	$—	$2,649,994	$—	$—	$7,800	$3,112,544
	2023	$441,301	$—	$1,679,995	$419,996	$251,542	$8,523	$2,801,357
(1) Pursuant to their respective offer letters, Mr. Gandhi and Mr. Dworkin were each entitled to a sign-on bonus of $300,000, payable in two equal installments subject to continued employment through the applicable payment dates. Mr. Gandhi commenced employment as Chief Financial Officer on November 19, 2024. His bonus was payable in 50% installments following three and six months of service. The first installment of $150,000 was paid on February 16, 2025, and the second installment of $150,000 was paid on May 16, 2025. Mr. Dworkin commenced employment as Chief Product Officer on January 24, 2023. His bonus was payable in 50% installments following three and twelve months of service. The first installment of $150,000 was paid on April 28, 2023, and the second installment of $150,000 was paid on January 24, 2025.
(2) For 2025, the amounts reported represent the aggregate grant date fair value of the RSUs and PSUs awarded to our named executive officers in each of the years indicated, calculated in accordance with ASC Topic 718. The ASC Topic 718 grant date fair value of the RSUs and PSUs was determined based on the closing price of our common stock on the grant date and with respect to the 2025-2027 PSUs assuming the target performance level. The maximum grant date fair values of the PSUs, assuming the maximum performance levels, were $3,999,996, $1,599,998, $800,000, $400,000 and $800,000, for Ms. Hartz, Mr. Gandhi, Mr. Dworkin, Ms. Gorman and Mr. Sagi, respectively. The amounts reported in this column reflect the accounting cost for the RSUs and PSUs and do not correspond to the actual economic value that may be received by our named executive officers upon settlement of such RSUs and PSUs. In December 2025, the Compensation Committee accelerated the value of certain stock awards held by Ms. Hartz, Mr. Gandhi, Mr. Dworkin, and Ms. Gorman. For more information, see “280G Acceleration” above.
(3) The amounts reported consist of cash incentive bonuses paid under our annual Incentive Plan for the applicable year. See the “Compensation Discussion and Analysis—Cash Incentive Compensation—2025 Bonus Plan” above for a description of this program. Typically, annual cash incentive bonuses earned by our named executive officers in a fiscal year are paid in March of the following fiscal year.
(4) The amounts reported include company matching contributions under our 401(k) Plan, annual wellness benefits and related tax gross-up payments and annual work from home stipends.
2025 Grants of Plan-Based Awards Table
The following table provides information relating to grants of plan-based awards made to our named executive officers during fiscal year 2025.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(3) (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(4) ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Julia Hartz(5)		$250,000	$500,000	$1,000,000
	4/15/2025							909,090			$1,999,998
	4/15/2025				454,545	909,090	1,818,180				$1,999,998
Anand Gandhi(5)		$161,000	$322,000	$644,000
	4/15/2025				181,818	363,636	727,272				$799,999
Ted Dworkin(5)		$113,300	$226,600	$453,200
	4/15/2025							272,727			$599,999
	4/15/2025				90,909	181,818	363,636				$400,000
Lisa Gorman(5)		$101,750	$203,500	$407,000
	4/15/2025							136,363			$300,000
	4/15/2025				45,455	90,909	181,818				$200,000
	12/18/2025							290,698			$1,287,792
Vivek Sagi
	4/15/2025							272,727			$599,999
	4/15/2025				90,909	181,818	363,636				$400,000
(1) Reflects potential payouts under the Annual Incentive Plan for 2025. For additional detail on the Bonus Plan for 2025, please see “Compensation Discussion and Analysis—Elements of our Executive Compensation Program—2025 Annual Incentive Plan” above.
(2) Amounts represent threshold, target, and maximum opportunities for the 2025-2027 PSUs. The PSUs vest in a single installment on December 31, 2027, subject (i) to the employee not incurring a termination of service prior to such date and (ii) the Company achieving certain revenue and revenue growth rate targets for fiscal years 2025-2027, as applicable.
(3) The RSU awards granted on April 15, 2025 to Ms. Hartz, Mr. Dworkin, and Ms. Gorman vest in equal installments every six months over a three-year period, beginning on the first six-month anniversary of the grant date. The RSU award granted to Ms. Gorman on December 18, 2025 vests in three equal annual installments on each of the first three anniversaries of the grant date. Vesting of each award is subject to the named executive officer’s continued service through the applicable vesting date.
(4) The amounts reported represent the fair value per share as of the grant date determined in accordance with ASC Topic 718, multiplied by the number of shares awarded. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 11 to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The assumptions used in calculating the grant date fair value of the RSUs and PSUs reported in this column are set forth in footnote (2) to the 2025 Summary Compensation Table.
(5) In December 2025, the Compensation Committee accelerated certain compensation for Ms. Hartz, Mr. Gandhi, Mr. Dworkin, and Ms. Gorman. For more information, see “280G Acceleration” above.

2025 Outstanding Equity Awards at Fiscal Year-End Table
The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2025. Mr. Sagi is not included in the table below as he voluntarily resigned prior to December 31, 2025 and therefore did not hold any outstanding equity awards as of year-end.

Name		Option Awards				Stock Awards
	Vesting Commencement Date(1)	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2) ($)
Julia Hartz(13)	5/19/2016	1,552,468	—	$7.40	5/18/2026
	5/31/2018	2,877,468	—	$13.72	7/23/2028
	5/1/2019	520,834	—	$16.76	6/6/2029
	5/1/2020	835,189	—	$8.64	5/20/2030
	3/1/2021	519,169	—	$21.46	3/23/2031
	3/1/2022(3)	582,947	38,864	$14.07	3/24/2032
	4/17/2023(4)	109,739	54,870	$8.12	4/16/2033
Anand Gandhi	11/19/2024(5)					346,021	$1,539,793
	11/19/2024(6)							346,020	$1,539,789
	4/15/2025(7)							363,636	$1,618,180
Ted Dworkin	2/1/2023(8)	168,329	69,313	$8.72	2/14/2033
	2/1/2023(5)					31,587	$140,562
	4/17/2023(9)							61,576	$274,013
	4/15/2024(10)							153,550	$683,298
	4/15/2024(11)					78,311	$348,484
	4/15/2025(7)							181,818	$809,090
	4/15/2025(12)					136,362	$606,811
Lisa Gorman	12/1/2017	2,084	—	$7.31	12/1/2027
	4/15/2025(7)							90,909	$404,545
	12/18/2025(11)					290,698	$1,293,606

(1) Pursuant to the Executive Severance and Change in Control Agreements with our named executive officers, in the event of a change in control of the Company, if the employment of the named executive officer is terminated by us for any reason other than for cause, death or disability, or the named executive officer resigns for good reason, in each case within three months prior to or 12 months following such change in control, then 100% of any then-unvested portion of the named executive officer’s equity awards will become vested.
(2) Amounts are calculated by multiplying the number of shares shown in the table by $4.45, the closing price per share of a share of our Class A common stock on December 31, 2025.
(3) The shares subject to the option vest in equal monthly installments over 48 months following the vesting commencement date, subject to the named executive officer’s continued employment through each applicable vesting date.
(4) The shares subject to the option vest in three equal installments over three years on each annual anniversary of the vesting commencement date.
(5) The RSUs vest 25% on the first anniversary and then equal quarterly installments for 12 quarters. For Mr. Gandhi, a portion of the award was accelerated to vest in December 2025. For more information, see “280G Acceleration.” The number of shares shown is the portion of the award that remained unvested as of December 31, 2025.
(6) Mr. Gandhi is eligible for PSUs based on performance metrics determined for fiscal years 2025 and 2026 under the 2024-2026 PSU Program. They are represented here at the target level (100%). The PSUs vest in a single installment on December 31, 2026, subject (i) to the employee not incurring a termination of service prior to such date and (ii) the Company achieving certain revenue targets for each of fiscal 2025 and 2026 that yield an “achievement factor” for each of those years that is averaged to produce an “average achievement factor” over that two-year performance period.
(7) Represents the 2025-2027 PSUs at the target level (100%). The PSUs vest in a single installment on December 31, 2027, subject (i) to the employee not incurring a termination of service prior to such date and (ii) he company achieving certain revenue targets for each of fiscal 2025, 2026 and 2027 that yield an “achievement factor” for each of those three years that is averaged to produce an “average achievement factor” over that three-year performance period.

(8) 25% of the shares subject to the option vest on the first anniversary of the vesting commencement date and the remainder vest in equal monthly installments over 36 months thereafter, subject to the named executive officer’s continued employment through each applicable vesting date.
(9) Represents the 2023-2025 PSUs at the target level (100%). The PSUs vest in a single installment on December 31, 2025, subject (i) to the employee not incurring a termination of service prior to such date and (ii) the company achieving certain revenue targets for each of fiscal 2023, 2024 and 2025 that yield an “achievement factor” for each of those three years that is averaged to produce an “average achievement factor” over that three-year performance period.
(10) Represents the 2024-2026 PSUs at the target level (100%). The PSUs vest in a single installment on December 31, 2026, subject (i) to the employee not incurring a termination of service prior to such date and (ii) the company achieving certain revenue targets for each of fiscal 2024, 2025 and 2026 that yield an “achievement factor” for each of those three years that is averaged to produce an “average achievement factor” over that three-year performance period.
(11) The RSUs vest in equal installments annually over three years on each anniversary of the vesting commencement date. For Mr. Dworkin, a portion of the award was accelerated to vest in December 2025. For more information, see “280G Acceleration.” The number of shares shown is the portion of the award that remained unvested as of December 31, 2025.
(12) The RSUs vest in equal installments every 6 months over three years on each 6-month anniversary of the Grant Date. For Mr. Dworkin, a portion of the award was accelerated to vest in December 2025. For more information, see “280G Acceleration.” The number of shares shown is the portion of the award that remained unvested as of December 31, 2025.
(13) Ms. Hartz had no outstanding RSUs or PSUs as of December 31, 2025, due to the acceleration of her outstanding equity awards that took effect in December 2025. For more information, see “280G Acceleration.”
Option Exercises and Stock Vested in 2025 Table
The following table summarizes the stock options exercised during the year ended December 31, 2025, and the related value realized upon exercise by our named executive officers, as well as the restricted stock units that vested during the year ended December 31, 2025, and the related value realized upon vesting.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)
Julia Hartz	—	$—	3,275,058(3)	$13,449,063
Anand Gandhi	—	$—	1,038,062(4)	$3,951,555
Ted Dworkin	—	$—	541,075(5)	$1,886,682
Lisa Gorman	—	$—	306,492(6)	$1,046,005
Vivek Sagi	—	$—	195,086	$449,833
(1) None of our named executive officers exercised options in 2025.
(2) The value realized on the vesting date equals the closing trading price of our common stock on the vesting date, multiplied by the number of RSUs vested.
(3) Includes 1,150,235 RSUs and 1,632,688 PSUs accelerated related to 280G mitigation. For more information, see “280G Acceleration.”
(4) Includes 692,041 RSUs accelerated related to 280G mitigation. For more information, see “280G Acceleration.”
(5) Includes 293,266 RSUs accelerated related to 280G mitigation. For more information, see “280G Acceleration.”
(6) Includes 158,415 RSUs accelerated related to 280G mitigation. For more information, see “280G Acceleration.”
Potential Payments Upon Termination or Change of Control
Executive Severance and Change in Control Agreements
In 2025, we were party to Executive Severance and Change in Control Agreements with each of our named executive officers which provide that upon a termination of employment by us for any reason other than for “cause”, death or disability, in each case, outside of the change in control period (i.e., the period beginning three months prior to and ending 12 months after, a “change in control” of the Company), the named executive officer will be entitled to receive, subject to the execution and delivery of an effective release of claims in our favor, (i) a lump sum cash payment equal to six months of base salary and (ii) a monthly cash payment equal to the contribution that we would have made to provide health insurance to the named executive officer if the named executive officer had remained employed by us for up to six months.

The Executive Severance and Change in Control Agreements also provide that upon a (i) termination of employment by us other than for cause, death or disability or (ii) resignation for “good reason,” in each case, within the change in control period, the named executive officer will be entitled to receive, in lieu of the payments and benefits above and subject to the execution and delivery of an effective release of claims in our favor, (i) a lump sum cash payment equal to 12 months of base salary, (ii) a monthly cash payment equal to the contribution that we would have made to provide health insurance to the named executive officer if the named executive officer had remained employed by us for up to 12 months and (iii) full accelerated vesting of all outstanding and unvested equity awards held by such named executive officer.
For purpose of the Executive Severance and Change in Control Agreements,
“Change in control” means (i) the sale of all or substantially all of the assets of the Company on a consolidated basis to an unrelated person or entity, (ii) a merger, reorganization or consolidation pursuant to which the holders of the Company’s outstanding voting power and aggregate outstanding stock (Class A and Class B common stock) immediately prior to such transaction do not own a majority of the outstanding voting power and aggregate outstanding stock (Class A and Class B common stock) or other equity interests of the resulting or successor entity (or its ultimate parent, if applicable) immediately upon completion of such transaction, (iii) the sale of all of the Class A stock of the Company to an unrelated person, entity or group thereof acting in concert, or (iv) any other transaction in which the owners of the Company’s outstanding voting power immediately prior to such transaction do not own at least a majority of the outstanding voting power of the Company or any successor entity immediately upon completion of the transaction other than as a result of the acquisition of securities directly from the Company.
“Good reason” means the executive has complied with the “Good Reason Process” following the occurrence of any of the following events without the named executive officer’s consent: (i) a material reduction in the named executive officer’s base salary except for across-the-board salary reductions based on the Company’s financial performance similarly affecting all or substantially all senior management employees of the Company; (ii) a material diminution in the named executive officer’s authority, duties, or responsibilities; (iii) a material diminution in the authority, duties, or responsibilities of the supervisor to whom the named executive officer is required to report; or (iv) a change of more than 50 miles in the geographic location in which the executive must perform services for the Company.
“Good Reason Process” means (i) the named executive officer reasonably determines in good faith that a “Good Reason” condition has occurred; (ii) the named executive officer notifies the Company in writing of the first occurrence of the Good Reason condition within 45 days of the first occurrence of such condition; (iii) the named executive officer cooperates in good faith with the Company’s efforts, for a period not less than 30 days following such notice (the “Cure Period”), to remedy the condition; (iv) notwithstanding such efforts, the Good Reason condition continues to exist; and (v) the named executive officer terminates his or her employment within 60 days after the end of the Cure Period. If the Company cures the Good Reason condition during the Cure Period, Good Reason shall be deemed not to have occurred.
“Cause” means: (i) the named executive officer’s material act of misconduct in connection with the performance of the named executive officer’s duties to the Company; (ii) the named executive officer’s commission of any felony or a misdemeanor involving moral turpitude, deceit, dishonesty or fraud, or any conduct that would reasonably be expected to result in material injury or reputational harm to the Company or any of its subsidiaries or affiliates if the named executive officer were retained in the named executive officer’s position; (iii) the named executive officer’s continued non-performance of the named executive officer’s duties to the Company 30 days following written notice thereof from the Company; (iv) the named executive officer’s breach of any material provisions of any written agreement between the named executive officer and the Company, including without limitation, the Proprietary Information and Invention Assignment Agreement; (v) the named executive officer’s material violation of the Company’s written employment policies; or (vi) the named executive officer’s failure to cooperate with a bona fide internal investigation or an investigation by regulatory or law enforcement authorities, after being instructed by the Company to cooperate.
If the payments or benefits payable to the named executive officer in connection with a change in control would be subject to the excise tax imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to her or him. We do not gross-up any excise taxes imposed under Section 4999 of the Code.
Performance Stock Units (2023-2025, 2024-2026 and 2025-2027 PSUs)
The 2023-2025, 2024-2026 and the 2025-2027 PSUs provide that upon a sale event (as defined in the 2018 Plan) during any of the three performance years, the achievement factor for the year during which the sale event occurs shall be the greater of (i) actual performance through the sale event and (ii) 1.0, and the achievement factor for any subsequent performance year shall be 1.0. The PSUs will continue to be subject to the service-based vesting conditions and will only accelerate if the successor corporation does not assume the PSUs or in the event of the holder’s termination of service without “cause” or for “good reason” or in the event of death or disability following the sale event. Prior to a sale event, the PSUs will also vest at the target level in the event of death or disability but only with respect to a pro-rated number of shares on disability determined based on the number of days that, as of the date of the termination of employment, have elapsed in the performance period.
The table below quantifies certain payments and benefits that would have become payable to each of our named executive officers if his or her employment had terminated on December 31, 2025. In addition to the severance payments and benefits provided under the Executive Change in Control Severance Agreements, as described above, under our 2018 Plan, in the event of a change in control of the Company where outstanding awards are not assumed or substituted, all awards will vest in full.

Named Executive Officer	Scenario(1)	Cash Severance ($)	Continued Healthcare Payments ($)	Value of Unvested RSUs(2) ($)	Value of Unvested Options(3) ($)	Value of Unvested PSUs(2) ($)	Total(3) ($)
Julia Hartz	Termination without Cause Outside of a Change in Control Period	250,000(4)	14,416(5)	$—	$—	$—	$264,416
	Termination without Cause or for Good Reason During a Change in Control Period	500,000(6)	28,831(7)	$—	$—	$—	$528,831
	Change in Control	$—	$—	$—	$—	$—	$—
	Death	$—	$—	$—	$—	$—	$—
	Disability	$—	$—	$—	$—	$—	$—
Anand Gandhi	Termination without Cause Outside of a Change in Control Period	230,000(4)	9,034(5)	$—	$—	$—	$239,034
	Termination without Cause or for Good Reason During a Change in Control Period	460,000(6)	18,069(7)	$1,539,793	$—	$3,157,969	$5,175,831
	Change in Control	$—	$—	$1,539,793	$—	$3,157,969	$4,697,763
	Death	$—	$—	$—	$—	$3,157,969	$3,157,969
	Disability	$—	$—	$—	$—	$3,157,969	$3,157,969
Ted Dworkin	Termination without Cause Outside of a Change in Control Period	206,000(5)	7,978(5)	$—	$—	$—	$213,978
	Termination without Cause or for Good Reason During a Change in Control Period	412,000(6)	15,956(7)	$1,095,857	$—	$1,766,401	$3,290,214
	Change in Control	$—	$—	$1,095,857	$—	$1,766,401	$2,862,258
	Death	$—	$—	$—	$—	$1,766,401	$1,766,401
	Disability	$—	$—	$—	$—	$1,766,401	$1,766,401
Lisa Gorman	Termination without Cause Outside of a Change in Control Period	185,000(4)	8,108(5)	$—	$—	$—	$—
	Termination without Cause or for Good Reason During a Change in Control Period	370,000(6)	16,216(7)	$1,293,606	$—	$404,545	$1,698,151
	Change in Control	$—	$—	$1,293,606	$—	$404,545	$1,698,151
	Death	$—	$—	$—	$—	$404,545	$404,545
	Disability	$—	$—	$—	$—	$404,545	$404,545
Vivek Sagi (8)	Termination without Cause Outside of a Change in Control Period	$229,000	$14,416	$—	$—	$—	$243,416
	Termination without Cause or for Good Reason During a Change in Control Period	$458,000	$28,831	$—	$—	$—	$486,831
	Change in Control	$—	$—	$—	$—	$—	$—
	Death	$—	$—	$—	$—	$—	$—
	Disability	$—	$—	$—	$—	$—	$—
(1) “Change in Control Period” refers to the period commencing three months prior to and ending 12 months following a change in control of the Company. “Change in Control” refers to a change in control of the Company in which outstanding equity awards are not assumed or substituted for by the acquirer.
(2) The value of RSU acceleration was calculated by multiplying the number of accelerated RSUs by $4.45 the closing stock price per share of our Class A common stock on December 31, 2025. The value of PSU acceleration was calculated by multiplying the target of 2023-2025 PSUs, the target number of 2024-2026 PSUs, and the target number of 2025-2027 PSUs by $4.45 the closing stock price per share of our Class A common stock on December 31, 2025.
(3) Amounts reported represent the maximum potential payment the named executive officer would have received as of December 31, 2025. Amounts of any reduction pursuant to the parachute payment “best pay” provision, if any, would be calculated upon actual termination of employment.
(4) Represents six months of the named executive officer’s base salary.
(5) Represents six months of cash payments equal to the monthly employer contribution for health insurance.
(6) Represents 12 months of the named executive officer’s base salary.
(7) Represents 12 months of cash payments equal to the monthly employer contribution for health insurance.

(8) Voluntarily resigned in 2025, therefore no payments were made.
Pay Ratio Disclosure
Under SEC rules, we are required to calculate and disclose the median of the annual total compensation of all of our employees other than our CEO, Ms. Hartz, the total annual compensation of our CEO and the ratio of the median of the annual total compensation of all our employees as compared to the annual total compensation of our CEO (“CEO Pay Ratio”).
We reviewed our workforce composition as of December 31, 2025 and concluded that Eventbrite did experience significant changes in our workforce population that we believe would require us to re-calculate the pay ratio. Therefore, we updated the median employee from 2024 for the analysis for 2025.
For 2025, the annual total compensation of our median employee was $115,463 and the annual total compensation of Ms. Hartz, as reported in the Summary Compensation Table included in this Proxy Statement, was $4,632,146. Based on this information, the ratio of Ms. Hartz’s annual total compensation to the median of the annual total compensation of all employees was 40:1.
The CEO Pay Ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.
To identify our median employee in 2025, we used the following methodology:
•To determine our total population of employees, we included all full-time, part-time and fixed-term (or temporary) employees as of December 31, 2025. We did not include any contractors or other non-employee workers in our employee population.
•We identified our median employee by using the aggregate amount of each employee’s December 31, 2025 base compensation and target bonus earnings.
•We annualized the base compensation of all permanent (full-time and part-time) employees who were employed by us for less than the entire calendar year.
•Compensation paid in foreign currencies was converted to U.S. dollars based on the exchange rates in effect on December 31, 2025.
Once the median employee was identified, we then calculated the annual total compensation of this employee using the same methodology we used for calculating the annual total compensation of our named executive officers in accordance with the requirements of the Summary Compensation Table.
The CEO Pay Ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
As discussed in “Part I, Item 1. Business” of this Form 10-K, as a result of the consummation of the Merger on March 10, 2026, a change in control of the Company occurred, and the Company became a wholly owned subsidiary of Bending Spoons. At the Effective Time, each outstanding share of the Company’s Class A common stock and Class B common stock, each option to purchase shares, each time-based restricted stock unit and each performance-based restricted stock unit were converted into the right to receive the merger consideration set forth in the Merger Agreement and described in “Equity Treatment in Connection with the Merger” above. As a result of the Merger, Bending Spoons, an indirect wholly owned subsidiary of Bending Spoons S.p.A., now owns 100% of the issued and outstanding capital stock of the Company. The address for Bending Spoons is 169 Madison Avenue, Suite 11218, New York, NY 10016.
Equity Compensation Plan Information
The following table provides information as of December 31, 2025 with respect to the shares of our common stock that may be issued under our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (#)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2) ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(3)(4) (#)
	(a)	(b)	(a)(c)
Equity compensation plans approved by security holders	16,785,541	$12.21	20,388,913
Equity compensation plans not approved by security holders	—	$—	—
Total	16,785,541	$12.21	20,388,913
(1) Amounts include 8,246,310 outstanding stock options and 7,193,232 outstanding restricted stock unit awards and 1,345,999 outstanding PSUs (assuming target performance) under our 2010 Stock Plan and 2018 Plan and exclude outstanding rights to purchase shares under our 2018 Employee Stock Purchase Plan.
(2) The weighted-average exercise price excludes RSU awards, which have no exercise price.
(3) Amounts reflect the shares available for future issuance under our 2018 Plan and 2018 Employee Stock Purchase Plan.
The 2018 Plan provides that on the first day of each fiscal year during the term of the plan commencing on January 1, 2019, the number of shares available for issuance is automatically increased by (i) five percent of the total number of shares of our Class A and Class B common stock issued and outstanding as of the last day of the prior fiscal year or (ii) such lesser number of shares as approved by our Board or Compensation Committee.
Similarly, the 2018 Employee Stock Purchase Plan provides that on the first day of each fiscal year during the term of the plan commencing on January 1, 2019, the number of shares available for issuance is automatically increased by the lesser of (i) 1,534,500 shares of our Class A common stock, (ii) one percent of the total number of our Class A and Class B common stock issued and outstanding as of the last day of the prior fiscal year, and (iii) such lesser amount as determined by the Compensation Committee.
(4) Includes 6,768,597 shares available for issuance under the 2018 Employee Stock Purchase Plan (of which 57,297 shares were issued on February 26, 2026, with respect to the purchase period that was in effect as of December 31, 2025).

Item 13. Certain Relationships and Related Transactions, and Director Independence
Policies and Procedures for Related Person Transactions
Prior to the consummation of the Merger, our Audit Committee had the primary responsibility for reviewing and approving or disapproving "related person transactions," which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. Our policy regarding transactions between us and related persons provided that a related person is defined as a director, executive officer, nominee for director or greater than 5% beneficial owner of our Class A and Class B common stock, in each case since the beginning of the most recently completed year, and any of their immediate family members. Our Audit Committee charter provided that our Audit Committee shall review and approve or disapprove any related party transactions.
Certain of the transactions described below were entered into prior to the adoption of this policy. Accordingly, such transactions were approved by disinterested members of our Board after making a determination that the transaction was executed on terms no less favorable than those that could have been obtained from an unaffiliated third party.
Related Person Transactions
On May 19, 2025, the Company entered into an agreement with Decagon AI, Inc., (“Decagon”), a customer support artificial intelligence (“AI”) platform. A-Star Partners Fund I, LP, a Delaware limited partnership, holds a minority stake in Decagon. A-Star Partners Fund I, LP is a fund managed by A-Star Partners, LLC, a venture capital firm in which Kevin Hartz is a managing member and owner. Mr. Hartz is the co-founder, former chief executive officer and former chair of the Company, and is married to Julia Hartz, the Company’s co-founder, chief executive officer and chair. The Company agreed to a one-year term with Decagon AI, Inc., for a fee of $0.3 million payable by the Company to Decagon.
Additionally, on May 30, 2025, the Company entered into an agreement with RegCheck, Inc. d/b/a Andera.ai, an audit AI platform. A-Star Partners Fund II, LP, a Delaware limited partnership, holds a minority stake in Andera.ai. A-Star Partners Fund II, LP is a fund managed by A-Star Partners, LLC, the venture capital firm in which Mr. Hartz is a managing member and owner. The Company entered into an agreement with Andera.ai which provides for payments by the Company to Andera.ai of approximately $0.3 million per year for a three-year term.
Concurrently with the execution of the Merger Agreement, Ms. Hartz entered into a reinvestment letter with Bending Spoons S.p.A., pursuant to which she has an opportunity to invest a portion of the after-tax closing proceeds received as her merger consideration into Bending Spoons S.p.A., at a valuation based on Bending Spoons S.p.A.’s most recent financing round, following the consummation of the Merger.
Indemnification of Officers and Directors
Our bylaws provided that we will indemnify, to the fullest extent permitted by law, any person who is or was a party or is threatened to be made a party to any action, suit or proceeding by reason of the fact that he or she is or was one of our directors or officers or is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust or other enterprise. Our bylaws provided that we may indemnify to the fullest extent permitted by law any person who is or was a party or is threatened to be made a party to any action, suit or proceeding by reason of the fact that he or she is or was one of our employees or agents or is or was serving at our request as an employee or agent of another corporation, partnership, joint venture, trust or other enterprise. Our bylaws also provided that we must advance expenses incurred by or on behalf of a director or officer in advance of the final disposition of any action or proceeding, subject to limited exceptions.
Further, we entered into indemnification agreements with each of our directors and executive officers that may be broader than the specific indemnification provisions contained in the DGCL. These indemnification agreements require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. These indemnification agreements also require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit or proceeding.
We obtained insurance policies under which, subject to the limitations of the policies, coverage is provided to our directors and executive officers against loss arising from claims made by reason of breach of fiduciary duty or other wrongful acts as a director or executive officer, including claims relating to public securities matters, and to us with respect to payments that may be made by us to these directors and executive officers pursuant to our indemnification obligations or otherwise as a matter of law.

Certain of our former non-employee directors may, through their relationships with their employers, be insured and/or indemnified against certain liabilities incurred in their capacity as members of our Board.
Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our Company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.
Director Independence
Following the consummation of the Merger, none of our directors qualifies as an independent director under the listing standards of the NYSE and the applicable rules and regulations of the SEC and we do not have a separately designated audit committee, compensation committee or nominating committee.

Interests of Non-Employee Directors and Executive Officers in the Merger
Our non-employee directors and executive officers may have had interests in the Merger that were different from, or in addition to, the interests of its stockholders, including potential payments to executive officers upon termination in connection with a change of control and Julia Hartz’s reinvestment opportunity and expense reimbursement. For additional information, please refer to the Definitive Proxy Statement on Schedule 14A filed with the SEC on January 28, 2026.

Item 14. Principal Accountant Fees and Services
The following table presents the fees we paid to Baker Tilly US, LLP for the fiscal years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Audit Fees	$1,600	$1,612
Audit-Related Fees	17	15
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,617	$1,627

(1) Audit Fees consist of fees for professional services provided in connection with the audit of our annual consolidated financial statements and internal control over financial reporting and the review of our quarterly condensed consolidated financial statements.
(2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and not reported under "Audit Fees."
(3) Tax Fees consist of fees for professional services for tax compliance, tax advice and tax planning. These permissible tax services include consultation on tax matters and assistance regarding federal, state and international tax compliance.
(4) All Other Fees consist of aggregate fees billed for products and services provided by the independent registered public accounting firm other than those disclosed above, which include subscription fees paid for access to online accounting research software applications and data.

Pre-Approval Policies and Procedures
Prior to the consummation of the Merger, our Audit Committee was required to pre-approve all audit and permissible non-audit services to be provided by our independent registered public accounting firm. As part of its review, the Audit Committee also considered whether the categories of pre-approved services were consistent with the rules on accountant independence of the SEC and the Public Company Accounting Oversight Board. The Audit Committee pre-approved all of the services described above.

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
Exhibit Index

	Description of Exhibits	Incorporated by Reference
Exhibit Number		Form	Exhibit Number	Date Filed

2.1^	Agreement and Plan of Merger, dated as of December 1, 2025, by and among Bending Spoons US Inc., Everest Merger Sub Inc. and Eventbrite, Inc.	8-K	2.1	December 3, 2025
3.1	Amended and Restated Certificate of Incorporation.	S-1/A	3.2	August 28, 2018
3.2	Amended and Restated Certificate of Incorporation of Eventbrite, Inc.	8-K	3.1	March 10, 2026
3.3	Third Amended and Restated Bylaws of Eventbrite, Inc.	8-K	3.2	March 10, 2026
4.1	Form of Class A Common Stock Certificate.	S-1/A	4.1	September 7, 2018
4.2	Description of Securities.	10-K	4.2	February 27, 2024
4.3	Indenture, dated as of March 11, 2021, between Eventbrite, Inc. and Wilmington Trust, National Association, as Trustee	8-K	4.1	March 11, 2021
4.4	Form of Note, representing the 0.750% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	4.1	March 11, 2021
10.1†^	Credit Agreement, dated August 6, 2025, by and among the Company, the guarantors party thereto from time to time, the lenders party thereto from time to time, Morgan Stanley Senior Funding, Inc., as syndication agent, Axos Bank, as documentation agent, and Silicon Valley Bank, as administrative and collateral agent.	8-K	10.1	August 7, 2025
10.2	Lease for 209 10th Avenue South, Nashville, TN, dated May 12, 2014, by and between the Registrant and Cummins Station, LLC; First Amendment to Lease dated June 24, 2014; Second Amendment to Lease dated May 22, 2016; Third Amendment to Lease dated September 29, 2016; Fourth Amendment to Lease dated January 28, 2018; Fifth Amendment to Lease dated April 25, 2018; Sixth Amendment to Lease dated June 24, 2019; Seventh Amendment to Lease dated December 19, 2019.	10-K	10.2	March 2, 2020
10.3	Form of 2026 Capped Call Confirmation	8-K	10.1	March 11, 2021
10.4#	Senior Executive Cash Incentive Bonus Plan.	S-1	10.4	August 23, 2018
10.5#	Amended and Restated Non-Employee Director Compensation Policy	10-Q	10.2	August 8, 2024
10.6#	Eventbrite, Inc. (f/k/a Mollyguard Corporation) 2004 Stock Plan, as amended, and forms of agreements thereunder.	S-1	10.7	August 23, 2018
10.7#	Eventbrite, Inc. 2010 Stock Plan, as amended, and forms of agreements thereunder.	S-1/A	10.8	August 28, 2018

10.8#	Eventbrite, Inc. 2018 Stock Option and Incentive Plan and forms of agreements thereunder.	10-K	10.9	March 7, 2019
10.9#	Form of Indemnification Agreement, between the Registrant and each of its directors.	8-K	10.2	December 1, 2020
10.10#	Promotion Letter, dated April 21, 2016, between the Registrant and Julia Hartz.	S-1	10.13	August 23, 2018
10.11#	Offer Letter, dated November 30, 2005, between Mollyguard Corporation and Julia (Steen) Hartz.	S-1	10.14	August 23, 2018
10.12#	Form of Executive Severance and Change in Control Agreement between the Registrant and each of its executives.	S-1/A	10.18	August 28, 2018
10.13#	Non-Employee Directors’ Deferred Compensation Program.	S-1/A	10.23	September 7, 2018
10.14#	Offer Letter, dated July 2, 2020, by and between the Registrant and Vivek Sagi	10-K	10.14	March 1, 2021
10.15#	Offer Letter, dated July 12, 2013, as supplemented by Promotion Letter, dated January 22, 2020, by and between the Registrant and Julia Taylor	10-K	10.17	February 27, 2024
10.16#	Offer Letter, dated December 21, 2022, by and between the Registrant and Ted Dworkin	10-K	10.18	February 27, 2024
10.17#	Offer Letter, dated November 5, 2024, by and between the Registrant and Anand Gandhi	8-K	10.1	November 7, 2024
10.18#	Offer Letter, dated August 7, 2017, as supplemented by Promotion Letter, dated April 1, 2025, by and between the Registrant and Lisa Gorman			Filed herewith
10.19#	Form of Performance Stock Unit Award Agreement - Financial performance	10-Q	10.2	July 28, 2022
10.20#	Form of Performance Stock Unit Award Agreement - Stock Price performance	10-Q	10.3	July 28, 2022
10.21#	Form of Performance Stock Unit Award Agreement 2023	10-Q	10.1	May 9, 2023
10.22#	Form of Performance Stock Unit Award Agreement 2024	10-Q	10.1	August 8, 2024
10.23#	Form of Performance Stock Unit Award Agreement 2025	10-Q	10.1	May 8, 2025
10.24#	Form of Incentive Stock Option Agreement	10-Q	10.1	November 7, 2024
10.25#	Form of Non-Qualified Stock Option Agreement	10-Q	10.2	November 7, 2024
10.26#	Form of Global Restricted Stock Unit Award Agreement	10-Q	10.3	November 7, 2024
10.27	Stockholder Voting and Support Agreement, dated as of December 1, 2025, by and among Bending Spoons US Inc. and each of the stockholders set forth therein.	8-K	10.1	December 2, 2025
10.28	Form of Section 280G Mitigation Acknowledgment	8-K	10.1	December 19, 2025
19.1	Insider Trading Policy	10-K	19.1	February 27, 2025
21.1	Subsidiaries of the Registrant			Filed herewith
23.1	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm			Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Filed herewith
97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	97.1	February 27, 2024
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith
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

March 12, 2026	Eventbrite, Inc.

	By:	/s/ Julia Hartz
Julia Hartz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Julia Hartz	Chief Executive Officer (Principal Executive Officer)	March 12, 2026
Julia Hartz

/s/ Anand Gandhi	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2026
Anand Gandhi

/s/ Francesco Patarnello	Director	March 12, 2026
Francesco Patarnello

/s/ Mattie Maharaj	Director	March 12, 2026
Mattie Maharaj

/s/ Jared Mulligan	Director	March 12, 2026
Jared Mulligan